Form 10-Q
period 1997-06-30
ENTERTAINMENT INC
filed 1997-09-12
CIK 1041454

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997.

                                       OR

[ ]TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
From the transition period from ______________ to ______________

        Commission file number 0-22877


                              @ENTERTAINMENT, INC.
             (Exact Name of Registrant as Specified in Its Charter)

        DELAWARE                                  06-1487156
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation of Organization)                     Identification No.)

UL. PAWINSKIEGO 5a                                02-106
WARSAW, POLAND
(Address of Principal Executive Offices)         (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    48 22 608 98 22

Indicate by check mark (X) whether the registrant: (1) has filed all reports required to be fled by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes           No    X
                                              ---------    -------

The number of shares outstanding of @Entertainment, Inc.'s common stock as of June 30, 1997, was:

        Common Stock                                    18,948,000

                              @ ENTERTAINMENT, INC.

                                 FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1997



                                                                             PAGE NO.
PART I  FINANCIAL INFORMATION

        Item 1.   Financial Statements
                  Consolidated Balance Sheets.................................3 - 4
                  Consolidated Statements of Operations...........................5
                  Consolidated Statements of Cash Flows...........................6

                  Notes to Consolidated Financial Statements..................7 - 9

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations ..................................10 - 17

        Item 3. Quantitative and Qualitative Disclosures
                About Market Risk................................................18


PART II OTHER INFORMATION

        Item 2. Changes in Securities and Use of Proceeds........................18

        Item 5. Other Information................................................18

        Item 6. Exhibits and reports on Form 8-K.................................19

Signature Page...................................................................20

                              @ENTERTAINMENT, INC.

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and December 31, 1996
                     (Amounts in thousands of U.S. dollars)
                                   (Unaudited)

                                     Assets

                                                               June 30,        December 31,
                                                                 1997             1996
                                                               --------        ------------
Current assets:
  Cash and cash equivalents                                     $56,426           $68,483
  Investment securities                                              --            25,115
  Accounts receivable, net of allowances of $612 in 1997
    and $545 in 1996                                              1,903             1,215
  Other current assets                                            2,199             2,247
                                                               --------          --------
        Total current assets                                     60,528            97,060
                                                               --------          --------

Investment in cable television systems, at cost :
  Property, plant and equipment:
    Cable television system assets                              114,909            98,291
    Construction in progress                                      1,127               410
    Vehicles                                                      1,475             1,199
    Other                                                         3,661             2,667
                                                               --------          --------
        Total property, plant and equipment                     121,172           102,567
        Less accumulated depreciation                           (27,866)          (19,143)
                                                               --------          --------
        Net property, plant and equipment                        93,306            83,424

  Inventories for construction                                    8,798             7,913
  Intangibles, net                                               22,313            12,133
                                                               --------          --------

        Net investment in cable television systems              124,417           103,470
                                                               --------          --------

Notes receivable from affiliates                                 11,801             8,491
Other investments                                                 2,239             2,157
Other intangibles, net                                            7,199             6,359
                                                               --------          --------

        Total assets                                           $206,184          $217,537
                                                               ========          ========



          See accompanying notes to consolidated financial statements.

                              @ENTERTAINMENT, INC.

                       June 30, 1997 and December 31, 1996
                     (Amounts in thousands of U.S. dollars)
                                   (Unaudited)

                      Liabilities and Stockholders' Equity

                                                                           June 30,         December 31,
                                                                             1997               1996
                                                                           --------           --------
Current liabilities:
  Accounts payable                                                         $ 14,829             $6,281
  Accrued interest                                                            3,245              2,175
  Deferred revenue                                                              879              1,102
  Accrued income taxes                                                        3,501              4,472
  Other current liabilities                                                   1,141              2,175
                                                                           --------           --------
    Total current liabilities                                                23,595             16,205

Notes payable                                                               130,261            130,074
                                                                           --------           --------
    Total liabilities                                                       153,856            146,279
                                                                           --------           --------

Minority interest                                                             3,061              5,255

Redeemable preferred stock  (liquidation
 value $85,000) (8,500 shares authorized, issued and outstanding)            36,983             34,955

Stockholders' equity :
Common stock ($.01 par, 50,000,000 shares authorized, 18,948,000
  shares issued and outstanding)                                                189                189
Paid-in capital                                                              52,106             54,134
Cumulative translation adjustment                                              (584)             (162)
Accumulated deficit                                                         (39,427)          (23,113)
                                                                           --------           --------
  Total stockholders' equity                                                 12,284             31,048
                                                                           --------           --------

    Total liabilities and stockholders' equity                             $206,184           $217,537
                                                                           ========           ========



          See accompanying notes to consolidated financial statements.

                              @ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and six months ended June 30, 1997 and 1996
    (Amounts in thousands of U.S. dollars except share and per share amounts)
                                   (Unaudited)


                                                       Three months ended June 30,   Six months ended June 30,
                                                       ---------------------------   -------------------------
                                                          1997           1996           1997          1996
                                                          ----           ----           ----          ----

Cable television revenue                                  8,903          6,604         16,411        12,025

Operating expenses:
  Direct operating expenses                               3,028          1,730          5,128         3,244
  Selling, general and administrative                    15,119          1,232         18,093         2,865
  Depreciation and amortization                           3,073          1,821          6,523         3,550
                                                     ----------     ----------     ----------    ----------
Total operating expenses                                 21,220          4,783         29,744         9,659
                                                     ----------     ----------     ----------    ----------

Operating (loss) income                                 (12,317)         1,821        (13,333)        2,366

Interest and investment income                            1,369            180          2,119           223
Interest expense                                         (4,382)          (281)        (7,587)       (1,885)
Foreign currency translation gain (loss)                   (117)            34           (422)          (60)
                                                     ----------     ----------     ----------    ----------
Income (loss) before income taxes and
 minority interest                                      (15,447)         1,754        (19,223)          644

Income tax benefit (expense)                                159           (948)          (112)       (1,453)
Minority interest in subsidiary  loss                     2,123             69          2,599            20
                                                     ----------     ----------     ----------    ----------

Net income (loss)                                       (13,165)           875        (16,736)         (789)

Preferred stock dividend                                   --             --             --          (1,738)

Excess of carrying amount of preferred stock
  over fair value of consideration transferred             --             --             --           3,549

Accretion of redeemable preferred stock                  (1,048)          (957)        (2,028)         (957)
                                                     ----------     ----------     ----------    ----------

Net income (loss) applicable to common shareholders    $(14,213)           (82)      $(18,764)           65
                                                     ----------     ----------     ----------    ----------

Net earnings (loss) per share                            $(0.75)          0.00         $(0.99)         0.00
                                                     ----------     ----------     ----------    ----------

Weighted average number of common
and common equivalent shares outstanding             18,948,000     18,948,000     18,948,000    18,433,000
                                                     ==========     ==========     ==========    ==========





          See accompanying notes to consolidated financial statements.

                              @ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1997 and 1996
                     (Amounts in thousands of U.S. dollars)
                                   (Unaudited)

                                                                              1997              1996
                                                                              ----              ----
Cash flows from operating activities:
  Net loss                                                                 $(16,736)          $  (789)
    Adjustments to reconcile net loss to
     net cash (used) provided by operating activities:
      Minority interest in subsidiary loss                                   (2,599)              (20)
      Depreciation and amortization                                           6,523             3,550
      Deferred income tax                                                                         797
      Compensation expense                                                   10,169                --
      --------------------
      Other                                                                     167                43
      Allowance for bad debts                                                   (67)                -
      Interest income added to notes payable to affiliates                      (81)                -
     Changes in operating assets and liabilities, net of
      effects of acquisitions:
        Accounts receivable                                                    (579)             (227)
        Other current assets                                                  1,343              (875)
        Accounts payable                                                     (1,726)            1,057
        Accrued interest                                                      1,070                --
        Amounts due to affiliates                                                89                --
        Deferred revenue                                                       (223)             (183)
        Accrued income taxes                                                   (971)
        Other current liabilities                                            (1,133)           (1,359)
                                                                            -------            ------
            Net cash (used) provided by operating activities                 (4,754)            1,994
                                                                            -------            ------
Cash flows from investing activities:
  Construction of cable television systems                                  (14,400)          (13,347)
  Purchase of other capital assets                                             (871)             (386)
  Proceeds from sale of investment securities                                25,669                --
  Other investments                                                          (1,252)           (4,177)
  Notes receivable from affiliates                                           (9,060)               --
  Purchase of subsidiaries, net of cash received                            (10,976)           (1,267)
                                                                            -------            ------
      Net cash used by investing activities                                 (10,890)          (19,177)
                                                                            -------            ------
Cash flows from financing activities:
  Net proceeds from issuance of stock                                            --            72,450
  Proceeds from notes payable                                                 2,200                --
  Costs to obtain loans                                                      (1,275)              (80)
  Repayment of notes payable                                                   (562)          (12,257)
  Repayments to affiliates                                                    3,224           (38,920)
                                                                            -------            ------
    Net cash provided by financing activities                                 3,587            21,193
                                                                            -------            ------
    Net (decrease) increase in cash and cash equivalents                    (12,057)            4,010
Cash and cash equivalents at beginning of period                             68,483             2,343
                                                                            -------            ------
Cash and cash equivalents at end of period                                  $56,426            $6,353
                                                                            =======            ======
Supplemental cash flow information:
    Interest paid during the period                                          $6,619            $6,067
    Income taxes paid during the period                                      $1,132              $199



          See accompanying notes to consolidated financial statements.

                              @ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

       The information furnished by @Entertainment, Inc. ("@Entertainment" or the "Company") in the accompanying unaudited Consolidated Balance Sheets, Statements of Operations, and Statements of Cash Flows reflects all adjustments (consisting only of items of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the Company's results of operations and financial position for the interim periods. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1996. The interim financial results are not necessarily indicative of results for the full year.

       @Entertainment was formed in May 1997. On June 22, 1997 the common stockholders of Poland Communications, Inc. ("PCI") exchanged each of their shares of common stock of PCI for 1,000 shares of common stock of @Entertainment in a transaction accounted for in a manner similar to a pooling of interests. @Entertainment had no prior operations. All shares and per share data have been revised to reflect the new capital structure.

1.  THE REORGANIZATION

       The Company completed an initial public offering of stock in the United States and internationally (the "Offerings") which closed on August 5, 1997. Prior to the Offerings, all the holders of shares of PCI's common stock and @Entertainment entered into a Contribution Agreement dated as of June 22, 1997 (the "Contribution Agreement"). Pursuant to the Contribution Agreement, each holder of shares of PCI's common stock transferred all shares of PCI's common stock owned by it to @Entertainment. In addition, ECO Holdings III Limited Partnership ("ECO") transferred all of the outstanding shares of PCI's voting Series B Preferred Stock (the "PCI Series B Preferred Stock") to @Entertainment. All of these transfers were designed to qualify as a tax-free exchange under section 351 of the Internal Revenue Code of 1986, as amended (the "Share Exchange"). Each holder of PCI's common stock received 1,000 shares of common stock of @Entertainment in exchange for each share of PCI's common stock transferred by it (the "Capital Adjustment"). ECO also received an equivalent number of shares of @Entertainment's Series B Preferred Stock ("@Entertainment Series B Preferred Stock") in exchange for its shares of PCI Series B Preferred Stock. The @Entertainment Series B Preferred Stock has identical rights and preferences to those of the PCI Series B Preferred Stock, except that the ratio for conversion of such shares into common stock increased from 1:1.9448 to 1:1,944.8 in order to reflect the Capital Adjustment. The 2,500 outstanding shares of @Entertainment Series B Preferred Stock were automatically converted into 4,862,000 shares of Common Stock of @Entertainment upon the closing of the Offerings (the "Automatic Conversion").

       On June 20, 1997, Polish Investments Holding L.P. ("PIHL") transferred all of the outstanding shares of PCI's Series C Preferred Stock to an entity owned by certain of the beneficial owners of PIHL and members of their families (the "Chase Entity"). The Chase Entity, ECO and @Entertainment entered into a Purchase Agreement dated as of June 22, 1997 (the "Purchase Agreement"). Among other matters, the Purchase Agreement obligated @Entertainment to purchase all of the outstanding shares of PCI's Series A Preferred Stock and Series C Preferred Stock for cash from ECO and the Chase Entity, respectively, at the closing of the Offerings (the "Cash Purchase"). The aggregate purchase price of $ 60.0 million for PCI's Series A Preferred Stock and Series C Preferred Stock equaled the aggregate redemption price of such shares as set forth in PCI's certificate of incorporation. The Cash Purchase occurred shortly after the closing of the Offerings and was funded with a portion of the net proceeds of the Offerings.

       In June 1997, certain employment agreements for the executive officers of @Entertainment who were employed by PCI and PCI's employee stock option plans were assigned to @Entertainment by PCI (the "Assignment"). As part of the Assignment and the Capital Adjustment, the employment agreements and employee stock option plans were amended to provide that each option to purchase a share of PCI's common stock was exchanged for an option for 1,000 shares of @Entertainment's Common Stock, with a proportionate reduction in the per share exercise price.

       The Share Exchange, the Capital Adjustment and the Assignment are collectively referred to as the "Reorganization". As a result of the Reorganization, @Entertainment owns all of the outstanding shares of voting stock of PCI.

2. AT ENTERTAINMENT, LIMITED

       In June 1997, @Entertainment formed At Entertainment, Limited ("@EL"), a corporation organized under the laws of England and Wales, as a wholly-owned subsidiary. @EL will be responsible for the Company's digital satellite direct - to - home ("D-DTH") broadcasting business.


3.  ACQUISITION


       On June 11, 1997, PCI, a wholly-owned subsidiary of @Entertainment, purchased approximately 60% of a cable television system company called Telewizja Kablowa GOSAT-Service Sp. z o.o. ("Gosat") that services approximately 70,000 subscribers in several cities and towns in western Poland for approximately $10.9 million. The purchase price represents an approximately $1.4 million payment for shares of Gosat, an approximately $9.4 million payment for non-compete agreements, and the remainder for costs of the acquisition. In addition, the Company has committed to loan an additional $7.0 million to the newly acquired company. This loan, which will be advanced in installments until March 31, 1998, has no set repayment terms, and is interest free until January 31, 2000. Subsequent to January 31, 2000, the loan bears interest at LIBOR plus 2% and is due on demand. The results of the acquired company have been included in the Company's results since June 11, 1997. Had the acquisition of Gosat occurred on January 1, 1996, the Company's pro forma consolidated results for the six months ended June 30, 1996 and six months ended June 30, 1997 would have been as follows:


                                                              June 30, 1997           June 30, 1996
                                                              -------------           -------------

                                                                          (unaudited)
                                                                          -----------

Revenue                                                           17,935                13,816
Income (loss) before income taxes and minority interest          (19,058)                  694
Net income (loss)                                                (16,706)                 (806)
Net income (loss) applicable to holders of common stock          (18,734)                   48
Net income (loss) per share                                       $(0.99)                $0.00

4.  COMMITMENTS

        In April 1997, Mozaic Entertainment, Inc.("Mozaic"), a wholly-owned indirect subsidiary of @Entertainment reached an agreement in principle with Ground Zero Media Sp. z o.o. ("GZM"), a joint venture with Polygram, the recording company, Atomic Entertainment LLP, and Planet 24 Production Limited, an independent production company, whereby Mozaic will assume responsibility for selling all advertising to be shown on Atomic TV for a period of one year, and will gain the right to retain all of the revenue from such advertising. Atomic TV is a Polish language music television channel which began satellite broadcasting to Poland on April 7, 1997. In exchange for such rights Mozaic is paying GZM $4.95 million over the one year period. Mozaic owns 45% of GZM.

5.  STOCK OPTIONS

       @Entertainment's 1997 Stock Option Plan (the "1997 Plan") was adopted on June 22, 1997 and approved by stockholders as of June 22, 1997. The 1997 Plan provides for the grant to employees of the Company (including officers and employee directors) of incentive stock options within the meaning of Section 422 of the Code, and for the grant of qualified stock options to employees and consultants of the Company (collectively the "Options"). The 1997 Plan is to be administered by a Stock Option Committee appointed by The Board of Directors (the "Stock Option Committee"), which selects the options (from among those eligible), determines the number of shares to be subject to each Option and determines the exercise price of each Option. The maximum number of shares of Common Stock of @Entertainment that may be subject to Options under the 1997 Plan is 2,436,000 shares, subject to adjustment in accordance with the terms of the 1997 Plan. As of June 30, 1997, Options for 2,174,000 shares were outstanding, and 262,000 shares remained available for future grants. The Company granted Options in January, April and June of 1997. The exercise prices for these Options were substantially below the initial public offering price of $21 per share. Most of the Options vested in full upon the completion of the Offerings. The Company has recognized approximately $10.2 million of compensation expense during the three months ended June 30, 1997 related to these Options. The compensation expense relates to the difference between the exercise price of the Options and their fair market value on the date of grant.

6.  OTHER

       On April 11, 1997 Poland Cablevision B.V. ("PCBV"), a subsidiary of the Company, elected to be treated as a partnership for United States federal income tax purposes instead of a corporation. The deemed conversion from the status of corporation to partnership was effective as of January 29, 1997. Although PCBV has made this election, it will continue in existence in its present legal form under Dutch Company Law, and will not make any actual liquidating distributions to its stockholders. Approval of this election by the Internal Revenue Service is pending.


7.  SUBSEQUENT EVENTS

        In August 1997, @EL, a wholly-owned subsidiary of @Entertainment, signed a binding Memorandum of Understanding ("MOU") with Philips Business Electronics B.V ("Philips"), whereby @EL agreed in principle to purchase from Philips 500,000 decoders and accompanying smart cards and outdoor units (collectively, "Decoders") in connection with the Company's D-DTH business. The purchase is subject to the negotiation of a definitive Purchase and Sale Agreement ("P&S Agreement"), as well as a definitive Commercial Cooperation Agreement ("CCA"). It is the intention of the parties that the CCA will define their responsibilities with respect to the marketing, distribution, sale, installation, repair and support of the Decoders. The MOU provides for Philips to initiate preparations for its expected performance of the P&S Agreement and CCA pending the negotiation and anticipated finalization thereof and for @EL to make phased payments to Philips of $9 million, of which $8 million has been paid to Philips and $1 million has been paid to a third party in escrow pending agreement between the parties on specifications for the Decoders. Philips has commenced development and design of the Decoders to be used in the Company's D-DTH business.

       On September 4, 1997 the Company signed an investment agreement with the shareholders of TWOJ STYL Publishing House ("TWOJ STYL") by virtue of which the Company will purchase 50% of TWOJ STYL for a consideration of $11.1 million. TWOJ STYL publishes a Polish-language lifestyle magazine. In addition, the Company undertook to provide additional financing to TWOJ STYL, either debt or equity, of up to $7.7 million to develop Polish-language programming and ancillary services.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis should be read in conjunction with the consolidated financial statements of @Entertainment, Inc. ("@Entertainment" or "the Company"), including the notes thereto, included herein. The following discussion contains certain forward-looking statements that involve risks and uncertainties, including without limitation those related to the timing and costs of setting up the Company's digital satellite direct-to-home ("D-DTH") broadcast service and to the consummation of pending and future acquisitions. The Company's actual future results could differ materially from those discussed herein.

OVERVIEW

       The Company is organized based upon its three principal lines of business: operation of cable television systems in Poland, the creation, production, development and acquisition of Polish-language programming and the planned provision of D-DTH broadcasting services. The Company expects to launch its full D-DTH service in the first half of 1998.

       Currently, substantially all of the Company's revenue is derived from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges subscribers fixed monthly fees for their choice of service tiers and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast and intermediate tiers of cable television service in selected areas, and also a basic tier of cable television service throughout the Company's cable systems. At June 30, 1997 the Company's systems passed approximately 1,300,000 homes and had approximately 690,000 cable television subscribers of which approximately 79.1% received basic service.

       The Company has experienced low churn rates during all years of its operations. The Company's annual churn rates for 1994, 1995, 1996 and the first six months of 1997 were 9.1%, 9.2%, 7.8% and 8.6%, respectively. The Company's annual churn rates have historically averaged less than 10%. The Company believes that its churn rates are low because of the Company's customer care program, the high technical quality of its networks and desirable program offerings. In addition, the Company benefits from a shortage of housing in Poland that results in low move-related churn. These churn rates also reflect a pricing strategy that was designed to keep the Company's profit margin relatively constant in U.S. Dollar terms in more mature systems and to increase rates in more recently acquired or rebuilt systems. Since the beginning of 1997, the Company has adopted a new cable television pricing strategy designed to maximize revenue per subscriber and achieve real profit margin increases in U.S. Dollar terms. As a result, the Company expects that it may experience increases in its churn rate above historical levels during the implementation of its new pricing strategy across its cable networks.

       The Company currently creates, produces, develops and acquires programming for its two proprietary Polish-language channels, for distribution across its cable networks. The Company has also set up an indirect wholly-owned subsidiary, Mozaic Entertainment, Inc., to develop proprietary Polish-language programming, either directly or through joint ventures.

 ACQUISITIONS

        One of the Company's wholly-owned subsidiaries, Poland Communications, Inc. ("PCI"), is currently negotiating to acquire two cable television systems in Poland (the "Acquisitions"). The aggregate consideration to be paid by PCI in connection with the Acquisitions is expected to be approximately $18.1 million. The cable systems expected to be acquired serve approximately 60,000 subscribers and approximately 100,000 homes passed. The consummation of the Acquisitions will result in the expansion of the Company's cable operations within its existing regional clusters. PCI intends to use a portion of the net proceeds of the sale of its 9-7/8% Senior Notes Due 2003 (the "Old Notes") issued in October 1996 to consummate these Acquisitions, although there can be no assurance as to the timing of closing of any of the pending Acquisitions or that the pending Acquisitions will actually be consummated. If all of the Acquisitions are consummated, the Company estimates that it will spend approximately $5.5 million within 12 months of the consummation of the Acquisitions to upgrade the acquired networks to meet PCI's technical standards. Such upgrading would enable PCI to increase the number of programs offered, the quality of the transmissions and the operating cost effectiveness of the acquired networks. However the Company believes that the networks to be acquired in the Acquisitions currently meet Polish State Agency of Radio Communications ("PAR") standards and, accordingly, that the timing and extent of such upgrades would be subject to the Company's discretion.

        On September 4, 1997 the Company signed an investment agreement with the shareholders of TWOJ STYL Publishing House ("TWOJ STYL") by virtue of which the Company will purchase 50% of TWOJ STYL for a consideration of $11.1 million. TWOJ STYL publishes a Polish-language lifestyle magazine. In addition, the Company undertook to provide additional financing to TWOJ STYL, either debt or equity, of up to $7.7 million to develop Polish-language programming and ancillary services.

THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1996

CABLE TELEVISION REVENUE. Revenue increased $2.3 million or 34.8 % from $6.6 million in the three months ended June 30, 1996 to $8.9 million in the three months ended June 30, 1997 and increased $4.4 million or 36.5% from $12.0 million in the first six months of 1996 to $16.4 million in the first six months of 1997. These increases were primarily attributable to a 72.8% increase in the number of basic subscribers from approximately 316,000 as of June 30, 1996 to approximately 546,000 as of June 30, 1997. Approximately 75% of the increase in basic subscribers was the result of acquisitions and the remainder was due to the build-out of the Company's existing cable networks. Approximately 70,000 of these new subscribers were acquired in June 1997, and as a result, revenues from these subscribers had a minimal impact on the Company's revenues for this period.

Revenues from monthly cable television subscription fees represented approximately 73.6% of total revenues for the three months ended June 30, 1996 and 79.0% for the first six months of 1996. Monthly subscription revenue for the three months ended June 30, 1997 constituted 87.4% of total revenue, while for the six months ended June 30, 1997 the percentage was 86.5%. Installation fee revenue for the three months ended June 30, 1997 decreased by 23.8% compared to the corresponding quarter in 1996 from $0.9 million to $0.7 million and decreased by 15.0% from $1.7 million in the first six months of 1996 to $1.5 million in the first six months of 1997. The Company expects that installation fees related to new non-premium subscribers will continue to constitute a declining portion of the Company's revenue. During the three months ended June 30, 1997 the Company has generated approximately $66,000 of additional premium subscription revenue and approximately $150,000 of additional premium channel installation revenue as a result of launching the distribution of the HBO premium pay movie channel in two regional clusters.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $1.3 million, or 75.0% from $ 1.7 million during the three months ended June 30, 1996 compared to $3.0 million in the three months ended June 30, 1997 and increased $1.9 million, or 58.1%, from $3.2 million in the first six months of 1996 to $5.1 million in the first six months of 1997. These increases are principally as a result of higher levels of technical personnel and increased maintenance expenses associated with recently acquired networks which have not yet been integrated within the Company's systems and standards as well as the increased size of the Company's cable television system, and costs associated with the lease of three transponders on the Astra IE and IF satellites. The use of the satellites will provide the capability to deliver the Company's Polish-language programming platform to Polish customers through the Company's cable television systems and its planned D-DTH broadcast system. Direct operating expenses increased from 26.2% of revenues in the three months ended June 30, 1996 to 34.0% in the three months ended June 30, 1997 and from 27.0% of revenues for the first six months of 1996 to 31.2% of revenues for the first six months of 1997.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $13.9 million from $ 1.2 million in the three months ended June 30, 1996 to $15.1 million in the three months ended June 30, 1997 and increased $15.2 million from $2.9 million in the first six months of 1996 to $18.1 million in the first six months of 1997. The majority of this increase is due to compensation expense of approximately $10.2 million which was recorded in the three months ended June 30, 1997 related to options to purchase shares granted to key executives. Additionally, the increases are attributable to an increase in sales and marketing expenses incurred in newly acquired networks, costs associated with the agreement relating to sale of advertising on Atomic T.V. described in Note 4 to the Company's consolidated financial statements and costs of launching the distribution of the HBO premium pay movie channel in Poland. Compensation expense also increased as the Company has established a management team of senior executives who have significant experience in the cable television, programming and satellite broadcasting businesses. As a percentage of revenues, selling, general and administrative expenses increased from 18.7 % for the three months ended June 30, 1996 to 169.8 % for the three months ended June 30, 1997, and 23.8% for the first six months of 1996 to 110.3% for the first six months of 1997. However, without considering the non-cash compensation expense related to the stock options described above, selling, general and administrative expenses as a percentage of revenues would have been 55.3% in the three months ended June 30, 1997 and 48.1% in the first six months of 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses rose $1.3 million, or 68.8%, from $1.8 million to $3.1 million in the three months ended June 30, 1996 and 1997, respectively, and $3.0 million, or 83.7%, from $3.5 million in the first six months of 1996 to $6.5 million in the first six months of 1997. The increases are principally as a result of depreciation of additional cable television assets acquired in connection with the build-out of the Company's networks and acquisitions. Depreciation and amortization expenses as a percentage of revenues increased from 27.6% in the three months ended June 30, 1996 to 34.5% in the corresponding period in 1997 and from 29.5% in the first six months of 1996 to 39.8% in the first six months of 1997.

INTEREST EXPENSE. Interest expense increased $4.1 million from $0.3 million in the three months ended June 30, 1996 to $4.4 million in the three months ended June 30, 1997, and $5.7 million from $1.9 million in the first six months of 1996 to $7.6 million in the first six months in 1997, primarily due to the issuance of $130 million aggregate principal amount of Old Notes in October 1996.

INTEREST AND INVESTMENT INCOME. Interest and investment income increased $1.9 million from $0.2 million in the first six months of 1996 to $2.1 million in the first six months of 1997, primarily due to the interest and investment income derived from the investment of a portion of the proceeds from the issuance of Old Notes in October 1996.

FOREIGN CURRENCY TRANSLATION LOSS. Foreign currency translation loss increased $151,000, from a $34,000 gain in the three months ended June 30, 1996 to a $117,000 loss in the three months ended June 30, 1997 and increased $362,000, from a $60,000 loss in the first six months of 1996 to a $422,000 loss in the first six months of 1997, primarily due to increased assets subject to translation during the period resulting from the growth of the Company and less favorable exchange rate fluctuations.

MINORITY INTEREST IN SUBSIDIARY LOSS. Minority interest in subsidiary loss was $2.1 million for the three months ended June 30, 1997 and $2.6 million for the first six months of 1997, resulting from the losses incurred in two subsidiaries with minority interests, compared to minority interest in subsidiary loss of $69,000 for the three months ended June 30, 1996 and $20,000 for the first six months of 1996.

NET LOSS. During the three months ended June 30, 1996 the Company earned net income of $0.9 million compared to net loss of $13.2 million incurred during the three months ended June 30, 1997. For the first six months of 1996 and 1997 the Company had net losses of $0.8 million and $16.7 million, respectively. These losses and income were the result of the factors discussed above.

EBIDTA. EBIDTA decreased by $2.9 million, from $6.2 million for the first six months of 1996 to $3.4 million for the first six months of 1997. EBITDA consists of net income (loss) as measured by U.S. GAAP adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency translation gains and losses, income taxes, extraordinary items, non-recurring items, gains and losses from the sale of assets other than in the normal course of business and minority interest in subsidiary income and loss. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of cable television companies. EBITDA is not intended to represent cash flow from operations under U.S. GAAP and should not be considered as an alternative to net income (loss) as an indicator of the company's operating performance or cash flows from operations as a measure of liquidity. The Company treats the $10.2 million non-cash compensation expense relating to the grant of stock options in the first half of 1997 as a non-recurring item and it expects that future grants of stock options will not give rise to compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has met its cash requirements in recent years primarily with
(i) capital contributions and loans from equity investors, (ii) borrowings under available credit facilities and (iii) cash flow from operations. In addition, in October 1996 PCI sold $130 million of Old Notes and in August 1997 the Company raised approximately $200 million through an initial public offering of Common Stock. The Company had negative cash flow from operating activities for the first six months of 1997 of $(4.8) million due to the Company's net loss.

       PCI has entered into an agreement with Amerbank, which provides for a credit facility of approximately $6.5 million. Funds are available under the credit agreement through December 31, 1998 and interest, based on LIBOR plus 3%, is due quarterly. All advances under the loan must be repaid by August 20, 1999. As of the date hereof, there is no amount outstanding under this facility. PCI will be able to utilize this facility for future borrowings.

       On October 31, 1996, $130 million aggregate principal amount of Old Notes were sold by PCI to the initial purchaser pursuant to a purchase agreement. The initial purchaser subsequently completed a private placement of the Old Notes. In June 1997 substantially all of the outstanding Old Notes were exchanged for an equal aggregate principal amount of publicly-registered notes. Both the Old Notes and the publicly-registered notes (collectively, the "Notes") were issued pursuant to the Indenture dated as of October 31, 1996 between PCI and State Street Bank & Trust Company, trustee (the "Indenture").

       Pursuant to the Indenture, PCI is subject to certain covenants, including without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments;
(iii) limitation on issuance and sales of capital stock and subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of Notes upon a change of control; (viii) limitation on sales and assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries;
(x) limitation on investments in unrestricted subsidiaries; (xi) limitations on lines of business; and (xii) provision of financial statements and reports. Pursuant to the AmerBank credit facility, PCI is subject to certain informational and notice requirements but is not subject to restrictive covenants. PCI is in compliance with all covenants in the Indenture and the AmerBank credit facility.

       As a result of the offering of the Old Notes, the Company incurred substantial debt. At June 30, 1997, the Company had, on a consolidated basis, approximately $130.3 million in principal amount of indebtedness outstanding, net of discount.

       Cash used for the build-out of the Company's cable television networks was $14.4 million in the first six months of 1997. In 1997, the Company also expects to spend an additional approximately $27.5 million building-out and upgrading existing cable television networks. Approximately $7.5 million of such expenditure relates to the upgrading of the networks in the Katowice regional cluster to meet PAR and Company standards. The rest of such expenditures for new construction and upgrading is discretionary. The Company expects that the rebuild program for Katowice regional cluster will be completed in 1997 at a total cost of approximately $10 million. Other than the Katowice upgrade, the Company is not obligated to make any system upgrades in 1997 or in 1998. However, the Company intends to continue to acquire additional cable systems, upgrade its cable networks and increase its programming capacity.

       Since March 31, 1997, the Company has acquired all or a substantial portion of the capital stock or assets of three cable television systems in Poland for aggregate consideration of $11.0 million.

       One of the Company's wholly-owned subsidiaries, PCI, is currently negotiating to acquire two cable television systems in Poland (the "Acquisitions"). The aggregate consideration to be paid by the Company in connection with the Acquisitions is expected to be approximately $18.1 million. The cable system expected to be acquired serve approximately 60,000 subscribers and approximately 100,000 homes passed. The consummation of the Acquisitions will result of the expansion of the Company's cable operations within its existing regional clusters. PCI intends to use a portion of the net proceeds of the sale of the Old Notes issued in October 1996 to consummate these Acquisitions, although there can be no assurance as to the timing of closing of any of the pending Acquisitions or that the pending Acquisitions will actually be consummated. If all the Acquisitions are consummated, the Company estimates that it will spend approximately $5.5 million within 12 months of the consummation of the Acquisitions to upgrade the acquired networks to meet the Company's technical standards. Such upgrading would enable the Company to increase the number of programs offered, the quality of transmissions and the operating costs effectiveness of the acquired networks. However, the Company believes that the cable systems expected to be acquired in the Acquisitions currently meet PAR standards and, accordingly, that the timing and extent of such upgrades would be subject to the Company's discretion.

       On September 4, 1997 the Company signed an investment agreement with the shareholders of TWOJ STYL Publishing House ("TWOJ STYL") by virtue of which the Company will purchase 50% of TWOJ STYL for a consideration of $11.1 million. TWOJ STYL publishes a Polish-language lifestyle magazine. In addition, the Company undertook to provide additional financing to TWOJ STYL, either debt or equity, of up to $7.7 million to develop Polish-language programming and ancillary services.

       Since the commencement of its operations in 1990, the Company has required external funds to finance the build-out of its existing networks and to finance acquisitions of new cable television networks. Prior to the Reorganization described in Item 5, the Company relied on the equity investments and loans, from stockholders and their affiliates and borrowings under available credit facilities to provide the funding for these activities. The Company does not expect that its stockholders and their affiliates will continue to make capital contributions and loans to the Company.

       The Company believes that, in addition to the remaining net proceeds from the initial public offering, remaining funds from the offering of the Old Notes and cash from operations, it will need additional funding of approximately $100 million to fulfill its current business development plans through the end of 1998. There can be no assurance that the Company will be able to borrow funds under any credit facilities or that suitable debt or equity financing will be available to the Company or, if available, that the terms thereof will be attractive to the Company. While the pace and amount of the Company's expenditures for the above purposes are largely discretionary, if for any reason additional financing is not available to the Company when required, or is only available on less than favorable terms, it may be required to reduce the scope of its presently anticipated expansion of its operations, reduce capital expenditures (including expenditures related to acquisitions), slow the development of its D-DTH business and/or refinance all or a portion of its existing indebtedness (including the Notes), and as a result the business, results of operations and prospects of the Company could be adversely affected. To the extent that the Company is unable to raise additional financing, it intends to concentrate its available funds on, in order of priority, the development of its D-DTH business and its programming platform, the build-out of its cable networks and the acquisition of additional cable systems.

INFLATION AND CURRENCY EXCHANGE FLUCTUATIONS

       Since the fall of Communist rule in 1989, Poland has experienced high levels of inflation and significant fluctuation in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 19% in 1996. In the first six months of 1997, Poland had inflation of 6.6%. A substantial portion of the Company's operating expenses and capital expenditures are, and are expected to be, denominated in zloty and tend to increase with inflation. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has decreased since 1991. However, the zloty exchange rate and rate of devaluation have increased in the first six months of 1997. The zloty per U.S Dollar exchange rate quoted at noon by the National Bank of Poland was 2.8755, 3.0760 and 3.2860 for December 31, 1996, March 31, 1997 and June 30, 1997,
respectively. Inflation and currency exchange fluctuations have had, and may continue to have, an effect on the financial condition and results of operations of the Company.

       Substantially all of the Company's debt obligations and certain of the Company's operating expenses and capital expenditure are, and are expected to continue to be, denominated in or indexed to U.S. Dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Any devaluation of the zloty against the U.S. Dollar that the Company is unable to offset through price adjustments will require the Company to use a larger portion of its revenues to service its U.S. Dollar-denominated obligations. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, it is unlikely that the Company will be able to obtain hedging arrangements on commercially satisfactory terms. Accordingly, shifts in currency exchange rates may have an adverse effect on the ability of the Company to service its U.S. Dollar-denominated obligations and, thus, on the Company's financial condition and results of operations.

IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

FINANCIAL ACCOUNTING STANDARD No. 128 This statement provides new accounting and reporting standards for earnings per share. It will replace the currently used primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by weighted average number of common shares outstanding for the period. Diluted earnings per share represents the potential dilution that could occur if all stock options and other stock-based awards, as well as convertible securities, were exercised and converted into common stock if their effect is dilutive. This statement, effective for year-end 1997 financial statements, requires that prior period earnings per share data be restated. The Company does not expect adoption of this statement to have a material impact on earnings per common share amounts.

FINANCIAL ACCOUNTING STANDARD No. 130 Reporting Comprehensive Income, was issued in June 1997 and establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. As this new standard only requires additional information in financial statements, it will not affect the Company's financial position or results of operations. FAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company is currently evaluating the presentation alternatives permitted by the statement.

FINANCIAL ACCOUNTING STANDARD No. 131 Disclosures about Segment of an Enterprise and Related information, was issued in June 1997 and establishes standards for the reporting of information relating to operating segments in annual financial statements, as well as disclosure of selected information in interim financial reports. This statement supersedes FAS No. 14, Financial Reporting for Segments of a Business Enterprise, which requires reporting segment information by industry and geographic area (industry approach). Under FAS No. 131, operating segments are defined as components of a company for which separate financial information is available and used by management to allocate resources and assess performance (management approach). This statement is effective for year-end 1998 financial statements. Interim financial information will be required beginning in 1999 (with comparative 1998 information). The Company does not anticipate that this standard will significantly impact the composition of its current operating segments, which are consistent with the management approach.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

         Not Applicable.

                           PART II OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

        The Company completed an initial public offering of common stock in the United States and internationally (the "Offerings"). The registration statement for the Offerings (file no. 333-2986) became effective on July 30, 1997. The Offerings began on July 30, 1997, and closed on August 5, 1997. Of the 10,925,000 shares of common stock registered (at a proposed maximum aggregate offering price of $240,350,000), 9,500,000 were sold (at an aggregate sales price of $199,500,000), and the over-allotment option granted to the underwriters to purchase an additional 1,425,000 shares of common stock expired unexercised. The managing underwriter for the Offerings was Goldman Sachs & Co. for the shares sold in the United States and Goldman Sachs International for the shares sold outside the United States. The co-lead underwriter was Merrill Lynch, Peirce, Fenner & Smith Incorporated for the shares sold in the United States and Merrill Lynch International for the shares sold outside the United States.

        During the period from July 30, 1997 through September 11, 1997, @Entertainment paid a total of $14,432,086 in expenses in connection with the Offerings, including $13,566,000 for underwriters' commissions and discounts, $500,000 for underwriters' expenses, and $366,086 for other expenses. None of these expenses were paid, directly or indirectly, to directors, officers, 10% shareholders or affiliates of the Company or their associates.

        The net proceeds received by the Company from the Offerings, after deducting the expenses referred to above, were $185,067,914. During the period from July 30, 1997 through September 11, 1997, @Entertainment utilized $71,324,528 of the proceeds from the Offerings. Of this amount, $60,000,000 was used to purchase shares of Series A Preferred Stock of PCI and Series C Preferred Stock of PCI from shareholders of @Entertainment and their affiliates; $962,775 was used to pay management bonuses to officers of @Entertainment; $8,000,000 was paid to Philips Business Electronics B.V. ("Philips"), and an additional $1,000,000 was paid to a third party in escrow for the benefit of Philips, pursuant to the Memorandum of Understanding described in Note 7 to the Company's consolidated financial statements, whereby the Company agreed in principle to purchase from Philips 500,000 decoders and accompanying smart cards and outdoor units in connection with the Company's D-DTH business; and $1,279,003 was used for working capital.


ITEM 5.  OTHER INFORMATION:

        The Company completed the Offerings in the United States and internationally on August 5, 1997. Prior to the Offerings, all the holders of shares of PCI's common stock and the Company entered into a Contribution Agreement dated as of June 22, 1997 (the "Contribution Agreement"). Pursuant to the Contribution Agreement, each holder of shares of PCI's common stock transferred all shares of PCI's common stock owned by it to the Company. In addition, ECO Holdings III Limited Partnership ("ECO") transferred all of the outstanding shares of PCI's voting Series B Preferred Stock (the "PCI Series B Preferred Stock") to @Entertainment. All of these transfers were designed to qualify as a tax-free exchange under section 351 of the Internal Revenue Code of 1986, as amended (the "Share Exchange"). Each holder of PCI's common stock received 1,000 shares of common stock of @Entertainment in exchange for each share of PCI's common stock transferred by it (the "Capital Adjustment"). ECO also received an equivalent number of shares of @Entertainment's Series B Preferred Stock ("@Entertainment Series B Preferred Stock) in exchange for its series of PCI Series B Preferred Stock. The @Entertainment Series B Preferred Stock has identical rights and preferences to those of the PCI Series B Preferred Stock, except that the ratio for conversion of such shares into common stock increased from 1:1.9448 to 1:1,944.8 in order to reflect the Capital Adjustment. The 2,500 outstanding shares of @Entertainment Series B Preferred Stock were automatically converted into 4,862,000 shares of Common Stock of @Entertainment upon the closing of the Offerings (the "Automatic Conversion").

       On June 20, 1997, Polish Investments Holding L.P. ("PIHL"), transferred all of the outstanding shares of PCI's Series C Preferred Stock to an entity owned by certain of the beneficial owners of PIHL and members of their families (the "Chase Entity"). The Chase Entity, ECO and the Company entered into a Purchase Agreement dated as of June 22, 1997 (the "Purchase Agreement"). Among other matters, the Purchase Agreement obligated the Company to purchase all of the outstanding shares of PCI's Series A Preferred Stock and Series C Preferred Stock for cash from ECO and the Chase Entity, respectively, at the closing of the Offerings (the "Cash Purchase"). The aggregate purchase price of $ 60.0 million for PCI's Series A Preferred Stock and Series C Preferred Stock equaled the aggregate redemption price of such shares as set forth in PCI's certificate of incorporation. The Cash Purchase occurred shortly after the closing of the Offerings and was funded with a portion of the net proceeds of the Offerings.

       In June 1997, certain employment agreements for the executive officers of the Company who were employed by PCI and PCI's employee stock option plans were assigned to @Entertainment by PCI (the "Assignment"). As part of the Assignment and the Capital Adjustment, the employment agreements and employee stock option plans were amended to provide that each option to purchase a share of PCI's common stock was exchanged for an option for 1,000 shares of @Entertainment's Common Stock, with a proportionate reduction in the per share exercise price.

       The Share Exchange, Capital Adjustment and the Assignment are collectively referred to as the "Reorganization". As a result of the Reorganization, @Entertainment owns all of the outstanding shares of voting stock of PCI.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K
         The Company did not file any reports on Form 8-K during the second quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         @ ENTERTAINMENT, Inc.
                         By: /s/ Robert E. Fowler III
                         ---------------------------------
                         Robert E. Fowler III
                         Chief Executive Officer


                         By: /s/ John S.Frelas
                         ---------------------------------
                         John S.Frelas
                         Vice President, Chief Financial Officer and Treasurer

Date:  September 12, 1997




 20