Form 10-Q
period 1997-09-30
ENTERTAINMENT INC
filed 1997-11-14
CIK 1041454

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT 1934

        FROM THE TRANSITION PERIOD FROM                TO
                                        --------------    --------------

                        COMMISSION FILE NUMBER 333-20307


                             @ ENTERTAINMENT, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                              06-1487156
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation of Organization)                             Identification No.)

PTK WARSZAWA S.A.
UL. PAWINSKIEGO 5A                                                 02-106
WARSZAWA, POLSKA
(Address of Principal Executive Officers)                        (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    48 22 608 98 22

Indicate by check mark (X) whether the registrant: (1) has filed all reports required to be fled by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of @Entertainment, Inc.'s common stock as of September 30, 1997, was:

      Common Stock                                    33,310,000

                             @ ENTERTAINMENT, INC.

                                FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                                                       PAGE NO.
PART I   FINANCIAL INFORMATION

         Item 1. Financial Statements
                 @ Entertainment
                   Consolidated Balance Sheets ......................... 3 - 4
                   Consolidated Statements of Operations.................. 5
                   Consolidated Statement of Changes in Stockholders'
                     Equity............................................... 6
                   Consolidated Statements of Cash Flows.................. 7

                   Notes to Consolidated Financial Statements........... 8 - 12


         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ...... 13 - 22

         Item 3. Quantitative and Qualitative Disclosures
                   About Market Risk...................................... 23


PART II  OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds.................23

         Item 5. Other Information........................................ 24

         Item 6. Exhibits and reports on Form 8-K......................... 25

Signature Page...... ..................................................... 26

                             @ENTERTAINMENT, INC.
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
  (AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                       1997            1996
                                                 --------------- --------------
ASSETS
Current assets:
 Cash and cash equivalents .....................     158,574          68,483
 Investment securities .........................          --          25,115
 Accounts receivable, net of allowances
  of $535 in 1997 and $545 in 1996 .............       3,496           1,215
 Other current assets ..........................      12,645           2,247
                                                     -------         -------
  Total current assets .........................     174,715          97,060
Investment in cable television systems, at
cost:
 Property, plant and equipment:
  Cable television system assets ...............     124,319          98,291
  Construction in progress .....................       2,246             410
  Vehicles .....................................       1,737           1,199
  Other ........................................       4,002           2,667
                                                     -------         -------
    Total property, plant and equipment  .......     132,304         102,567
                                                     -------         -------
    Less accumulated depreciation ..............     (30,864)        (19,143)
                                                     -------         -------
    Net property, plant and equipment  .........     101,440          83,424
  Inventories for construction .................       9,328           7,913
  Intangibles, net .............................      21,696          12,133
                                                     -------         -------
    Net investment in cable television systems       132,464         103,470
  Notes receivable from affiliates .............      12,779           8,491
  Other investments ............................         769           2,157
  Other intangibles, net .......................       6,809           6,359
                                                     -------         -------
    Total assets ...............................     327,536         217,537
                                                     =======         =======

         See accompanying notes to consolidated financial statements

                             @ENTERTAINMENT, INC.
                CONSOLIDATED BALANCE SHEETS (continued)
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
  (AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                       1997            1996
                                                                 --------------- --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ..............................................      26,875           6,281
 Accrued interest ..............................................       5,456           2,175
 Deferred revenue ..............................................       1,037           1,102
 Accrued income taxes ..........................................       3,542           4,472
 Other current liabilities .....................................       1,126           2,175
                                                                     -------         -------
  Total current liabilities ....................................      38,036          16,205
Notes payable ..................................................     130,090         130,074
                                                                     -------         -------
  Total liabilities ............................................     168,126         146,279
                                                                     -------         -------
Minority interest ..............................................       3,654           5,255
Redeemable preferred stock (liquidation value $85,000)
 (8,500 shares authorized, issued and outstanding at December
  31, 1996) ....................................................           0          34,955
Stockholders' equity:
Common stock ($.01 par, 50,000,000 shares authorized,
33,310,000  shares issued and outstanding) .....................         333             189
Paid-in-capital ................................................     212,278          54,134
Cumulative translation adjustments .............................      (1,013)           (162)
Accumulated deficit ............................................     (55,842)        (23,113)
                                                                     -------         -------
  Total stockholders' equity ...................................     155,756          31,048
                                                                     -------         -------
   Total liabilities and stockholders' equity ..................     327,536         217,537
                                                                     =======         =======

         See accompanying notes to consolidated financial statements

                             @ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
   (AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                               THREE MONTHS ENDED SEPTEMBER 30         NINE MONTHS ENDED SEPTEMBER 30
                                                    1997               1996                1997               1996
                                          -------------------------------------  -------------------------------------
Cable television revenue                           10,390              6,090              26,801             18,115
Operating expenses:
 Direct operating expenses                          3,801              1,582               8,929              4,826
 Selling general and administrative                17,459              3,238              35,552              6,103
 Depreciation and amortization                      4,423              2,729              10,946              6,279
Total operating expenses                           25,683              7,549              55,427             17,208
Operating (loss) income                           (15,293)            (1,459)            (28,626)               907
Interest and investment income                      1,760                 65               3,879                288
Interest expense                                   (2,293)              (552)             (9,880)            (2,437)
Foreign currency translation loss                    (429)              (291)               (851)              (351)
Loss before income taxes and
 minority interest                                (16,255)            (2,237)            (35,478)            (1,593)
Income tax benefit (expense)                         (246)                 2                (358)            (1,451)
Minority interest in subsidiary (income) loss        (343)             1,116               2,256              1,136
Net loss                                          (16,844)            (1,119)            (33,580)            (1,908)
Preferred stock dividend                               --                 --                  --             (1,738)
Excess of carrying amount of preferred
 stock over fair value of consideration
 transferred                                           --                 --                  --              3,549
Accretion of redeemable preferred stock             2,028               (956)                 --             (1,913)
Net loss applicable to common
 shareholders                                 $   (14,816)       $    (2,075)        $   (33,580)       $    (2,010)
Net loss per share                            $     (0.53)       $     (0.11)        $     (1.52)       $     (0.12)
Weighted average number of common and
 common equivalent shares outstanding          27,846,196         18,948,000          22,122,259         16,728,223



         See accompanying notes to consolidated financial statements

                             @ENTERTAINMENT, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                     (AMOUNTS IN THOUSANDS OF U.S. DOLLARS)
                                 (Unaudited)

                                                             Cumulative
                             Common   Paid-In   Translation  Accumulated
                              Stock   Capital   Adjustment     Deficit      TOTAL
-----------------------------------------------------------------------------------
Balance January 1, 1997        189    54,134       (162)      (23,113)      31,048

Translation adjustment          --        --       (851)          851           --
Net loss                        --        --         --       (33,580)     (33,580)
Issuance of stock              144   194,386         --                    194,530
Preferred stock redemption      --   (36,242)        --            --      (36,242)

Balance September 30, 1997    $333  $212,278    $(1,013)     $(55,842)    $155,756
                              ====  ========    ========     =========    ========


          See accompanying notes to consolidated financial statements

                             @ENTERTAINMENT, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                   (AMOUNTS IN THOUSANDS OF U.S. DOLLARS)
                                 (UNAUDITED)

                                                                                   1997            1996
                                                                             --------------- ---------------
Cash flows form operating activities:
 Net loss                                                                        (33,580)          (1,908)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Minority interest in subsidiary loss                                          (2,256)          (1,136)
    Depreciation and amortization                                                 10,946            6,279
    Write off of deferred financing cost                                                            1,868
    Other                                                                            195               --
  Changes in operating assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                           (2,143)            (214)
    Other current assets                                                         (10,277)          (2,739)
    Accounts payable and accrued expenses                                          1,702           (2,537)
    Deferred compensation                                                         18,483                -
    Accrued interest                                                               3,281               --
    Amounts due to affiliates                                                         --            1,699
    Deferred revenue                                                                (102)            (259)
    Accrued income taxes                                                            (930)           5,416
    Other current liabilities                                                     (1,147)          (3,673)

     Net cash (used in) provided by operating activities                         (15,828)           2,796

Cash flows from investing activities:
 Construction of cable television systems                                        (24,718)         (21,298)
 Purchase of intangible assets                                                      (267)              --
 Purchase of other capital assets                                                 (1,754)            (797)
 Proceeds from sale of investment securities                                      25,115               --
 Other investments                                                                 1,388           (4,381)
 Notes receivable from affiliate                                                  (4,288)              --
 Purchase of subsidiaries, net of cash acquired                                  (10,834)          (1,267)

  Net cash used by investing activities                                          (15,358)         (27,743)

Cash flows from financing activities:
 Net proceeds from issuance of stock                                             183,333           72,121
 Purchase of preferred stock of subsidiary                                       (60,000)
 Proceeds from notes payable
 Costs to obtain loans                                                            (1,306)              --
 Repayment of notes payable                                                         (750)          (8,354)
 Repayments to affiliates                                                             --          (37,512)

  Net cash used in financing activities                                          121,277           26,255

  Net increase in cash and cash equivalent                                        90,091            1,308
Cash and cash equivalents at beginning of period                                  68,483            2,343
Cash and cash equivalents at end of period                                       158,574            3,651
 Supplemental cash flow information:
  Interest paid during the period                                                  6,653            7,953
  Income taxes paid during the period                                              1,589              367

         See accompanying notes to consolidated financial statements

                              @ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                  (Unaudited)

      The information furnished by @ Entertainment, Inc.("@ Entertainment" or the "Company") in the accompanying unaudited consolidated balance sheets, statements of operations, statement of changes in stockholders' equity and statements of cash flows reflect all adjustments (consisting only of items of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of September 30, 1997. The accompanying unaudited consolidated financial statement should be read in conjunction with the audited consolidated financial statement as of and for the year ended December 31, 1996. The interim financial results are not necessarily indicative of the results of the full year.

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

1. THE REORGANIZATION

      The Company completed an initial public offering of stock in the United States and internationally (the "Offerings") which closed on August 5, 1997. Prior to the Offerings, all of the holders of shares of PCI's common stock and @Entertainment entered into a Contribution Agreement dated as of June 22, 1997 (the "Contribution Agreement"). Pursuant to the Contribution Agreement, each holder of shares of PCI's common stock transferred all of the shares of PCI's common stock owned by it to @Entertainment. In addition, ECO Holdings III Limited Partnership ("ECO") transferred all of the outstanding shares of PCI's voting Series B Preferred Stock (the "PCI Series B Preferred Stock") to @Entertainment. All of these transfers were designed to qualify as a tax-free exchange under section 351 of the Internal Revenue Code of 1986, as amended (the "Share Exchange"). Each holder of PCI's common stock received 1,000 shares of common stock of @Entertainment in exchange for each share of PCI's common stock transferred by it (the "Capital Adjustment"). ECO also received an equivalent number of shares of @Entertainment's Series B Preferred Stock ("@Entertainment Series B Preferred Stock") in exchange for its shares of PCI Series B Preferred Stock. The @Entertainment Series B Preferred Stock has identical rights and preferences to those of the PCI Series B Preferred Stock, except that the ratio for conversion of such shares into common stock increased from 1:1.9448 to 1:1,944.8 in order to reflect the Capital Adjustment. The 2,500 outstanding shares of @Entertainment Series B Preferred Stock were automatically converted into 4,862,000 shares of common stock of @Entertainment upon the closing of the Offerings (the "Automatic Conversion").

      On June 20, 1997, Polish Investments Holding L.P. ("PIHL") transferred all of the outstanding shares of PCI's Series C Preferred Stock to an entity owned by certain of the beneficial owners of PIHL and members of their families (the "Chase Entity"). The Chase Entity, ECO and @Entertainment entered into a Purchase Agreement dated as of June 22, 1997 (the "Purchase Agreement"). Among other matters, the Purchase Agreement obligated @Entertainment to purchase all of the outstanding shares of PCI's Series A Preferred Stock and Series C Preferred Stock for cash from ECO and the Chase Entity, respectively, at the closing of the Offerings (the "Cash Purchase"). The aggregate purchase price of $60.0 million for PCI's Series A Preferred Stock and Series C Preferred Stock equaled the aggregate redemption price of such shares as set forth in PCI's certificate of incorporation. The Cash Purchase occurred shortly after the closing of the Offerings and was funded with a portion of the net proceeds of the Offerings.

      In June 1997, certain employment agreements for the executive officers of @Entertainment who were employed by PCI and their employee stock option agreements were assigned to @Entertainment by PCI (the "Assignment"). As part of the Assignment and the Capital Adjustment, the employment agreements and employee stock option plans were amended to provide that each option to purchase a share of PCI's common stock was exchanged for an option to purchase 1,000 shares of @Entertainment's common stock, with a proportionate reduction in the per share exercise price.

      The Share Exchange, the Capital Adjustment and the Assignment are collectively referred to as the "Reorganization". As a result of the Reorganization, @Entertainment owns all of the outstanding shares of voting stock of PCI.

2. AT ENTERTAINMENT, LIMITED

      In June 1997, @Entertainment formed At Entertainment, Limited ("@EL"), a corporation organized under the laws of England and Wales, as a wholly-owned subsidiary. @EL will be responsible for the Company's digital satellite direct-to-home ("D-DTH") broadcasting business.

3. COMMITMENTS

      In April 1997, PCI reached an agreement in principle with Ground
Zero Media Sp. z o.o. ("GZM"), a joint venture with Polygram International, Atomic Entertainment LLP, and Planet 24 Production Limited, whereby PCI will assume responsibility for selling all advertising to be aired on Atomic TV for a period of one year commencing April 1997. Atomic TV is a Polish-language music television channel owned by GZM, which began satellite broadcasting to Poland on April 7, 1997. Under the terms of the agreement, PCI has the right to receive all of the funds generated from advertising sales, and in exchange, PCI will pay GZM $4.95 million over the one-year period in equal monthly installments. PCI, through a wholly owned subsidiary, owns a 45% interest in GZM. As of September 30, 1997 the remaining outstanding commitment was approximately $2.95 million.

      In July 1997, @EL signed a binding Memorandum of Understanding ("MOU") with Philips Business Electronics B.V ("Philips"), whereby @EL agreed in principle to purchase from Philips 500,000 decoders and accompanying smart cards and outdoor units (collectively, "Decoders") in connection with the Company's D-DTH business. The purchase is subject to the negotiation of a definitive Purchase and Sale Agreement ("P&S Agreement"), as well as a definitive Commercial Cooperation Agreement ("CCA"). It is the intention of the parties that the CCA will define their responsibilities with respect to the marketing, distribution, sale, installation, repair and support of the Decoders. The MOU provides for Philips to initiate preparations for its expected performance of the P&S Agreement and CCA pending the negotiation and anticipated finalization thereof and for @EL to make phased payments to Philips of $9 million, of which $8 million has been paid to Philips and $1 million has been paid to a third party in escrow pending agreement between the parties on specifications for the Decoders. Philips has commenced development and design of the Decoders to be used in the Company's D-DTH business.

      In July, August and September 1997, @EL entered into contracts with a number of content providers for its DTH and cable systems, with an aggregate minimum commitment of approximately $37.1 million over the next five years.

      In connection with the Company's DTH business, in September 1997, @EL entered into a contract to acquire technical equipment necessary for the installment of the digital uplink site in the United Kingdom, with a commitment of approximately $5.6 million during the next twelve months.

       PCI is currently negotiating to acquire two cable television systems in Poland (the "Acquisitions"). The aggregate consideration to be paid by PCI in connection with the Acquisitions is expected to be approximately $18.1 million. The cable systems expected to be acquired serve approximately 60,000 subscribers and have approximately 100,000 homes passed. There can be no assurance as to the timing of closing of any of the pending Acquisitions or that the pending Acquisitions will actually be consummated. If both of the Acquisitions are consummated, the Company estimates that it will spend approximately $5.5 million within 12 months of the consummation of the Acquisitions to upgrade the acquired networks to meet PCI's technical standards. Such upgrading would enable PCI to increase the number of programs offered, the quality of the transmissions and the operating cost effectiveness of the acquired networks. However the Company believes that the networks to be acquired in the Acquisitions currently meet Polish State Agency of Radio Communications ("PAR") standards and, accordingly, that the timing and extent of such upgrades would be subject to the Company's discretion. In the event that the Acquisitions are consummated, they will be accounted for under the purchase method in accordance with guidance established within APB Opinion No. 16.

      On September 25, 1997, the Company signed a share purchase agreement with the shareholders of TWOJ STYL Publishing House ("TWOJ STYL") by virtue of which the Company will purchase 50% of TWOJ STYL for a consideration of approximately $11.1 million. TWOJ STYL publishes a Polish-language lifestyle magazine. In addition, the Company undertook to provide additional financing to TWOJ STYL, either debt or equity, of up to $7.7 million to develop Polish-language programming and ancillary services. The agreement will come into force upon receipt of clearance from the Polish Antimonopoly Office. The Company expects to close this acquisition by the end of 1997 but there can be no assurance as to the timing of closing or that such acquisition will actually be consummated. In the event that the acquisition is consummated, it will be accounted for under the purchase method in accordance with guidance established within APB Opinion No. 16.




4. STOCK OPTIONS

      The Company adopted a stock option plan (the "1997 Plan") on June 22, 1997. The 1997 Plan provides for the grant to employees of the Company (including officers and employee directors) incentive stock options within the meaning of Section 422 of the Code, and for the grant of qualified stock options to employees and consultants of the Company (collectively the "Options"). The 1997 Plan is to be administered by a Stock Option Committee appointed by the Board of Directors (the "Stock Option Committee"), which selects the options (from among those eligible), determines the number of shares to be subject to each Option and determines the exercise price of each Option. The maximum number of shares of Common Stock of @Entertainment that may be subject to Options under the 1997 Plan is 2,436,000 shares, subject to adjustment in accordance with the terms of the 1997 Plan. As of September 30, 1997, Options for 2,299,000 shares were outstanding, and 137,000 shares remained available for future grants.

     As part of the Assignment and the Capital Adjustment the stock options granted to certain PCI executive officers in January, April and June of 1997 were amended to provide that each option to purchase a share of PCI's Common Stock was exchanged for an option to purchase 1,000 shares of @Entertainment's Common Stock, with a proportionate reduction in the per share exercise price. The exercise prices for these options were substantially below the initial public offering price of $21 per share. Most of these options vested in full upon the completion of the Offerings. The Company has recognized approximately $18.1 million of compensation expense during the nine months ended September 30, 1997 related to these options. The compensation expense relates to the difference between the exercise price of the options and their fair market value on the date of grant.

5. SUBSEQUENT EVENTS

      In connection with the Company's DTH business, in October 1997 @EL has entered into further contracts to acquire technical equipment and services necessary for the installment of the digital uplink site in the United Kingdom, with a commitment of approximately $4.7 million during the next five-and-a-half years.

      Subsequent to September 30, 1997, the Company's subsidiarires have purchased or committed to purchase additional cable television systems for an aggregate purchase price of $3.1 million. Approximately $2.0 million of this aggregate purchase price has been paid, in connection with acquisitions that have been consummated. The remaining $1.1 million of this aggregate purchase price relates to pending acquisitions for which there can be no assurance as to the timing of closing or that such acquisitions will actually be consummated. The consummated acquisitions and the pending acquisitions if they are consummated will be accounted for under the purchase method in accordance with guidance established within APB Opinion No. 16.

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

OVERVIEW

      The Company is organized based upon its three principal lines of business: operation of cable television systems in Poland, the creation, production, development and acquisition of Polish-language programming, and the planned provision of D-DTH broadcasting services. The Company expects to launch its full D-DTH service in the first half of 1998.

      Currently, substantially all of the Company's revenue is derived from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges subscribers fixed monthly fees for their choice of service tiers and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast and intermediate tiers of cable television service in selected areas, and also a basic tier of cable television service throughout the Company's cable systems. At September 30, 1997 the Company's systems passed approximately 1,350,000 homes and had approximately 718,000 cable television subscribers of which approximately 78.9% received basic service.

      The Company has experienced low churn rates during all years of its operations. The Company's annual churn rates for 1994, 1995, 1996 and the first nine months of 1997 were 9.1%, 9.2%, 7.8% and 6.4%, respectively. The Company's annual churn rates have historically averaged less than 10%. The Company believes that its churn rates are low because of the Company's customer care program, the high technical quality of its networks and desirable program offerings. In addition, the Company benefits from a shortage of housing in Poland that results in low move-related churn. These churn rates also reflect a pricing strategy that was designed to keep the Company's profit margin relatively constant in U.S. Dollar terms in more mature systems and to increase rates in more recently acquired or rebuilt systems. Since the beginning of 1997, the Company has adopted a new cable television pricing strategy designed to maximize revenue per subscriber and achieve real profit margin increases in U.S. Dollar terms. As a result, the Company expects that it may experience increases in its churn rate above historical levels during the implementation of its new pricing strategy across its cable networks.

      The Company currently creates, produces, develops and acquires programming for its two proprietary Polish-language channels, for distribution across its cable networks.

ACQUISITIONS


      One of the Company's wholly-owned subsidiaries, Poland Communications, Inc. ("PCI"), is currently negotiating to acquire two cable television systems in Poland (the "Acquisitions"). The aggregate consideration to be paid by PCI in connection with the Acquisitions is expected to be approximately $18.1 million. The cable systems expected to be acquired serve approximately 60,000 subscribers and have approximately 100,000 homes passed. The consummation of the Acquisitions will result in the expansion of the Company's cable operations within its existing regional clusters. PCI intends to use a portion of the net proceeds of the sale of its 9-7/8% Senior Notes Due 2003 (the "Old Notes") issued in October 1996 to consummate these Acquisitions, although there can be no assurance as to the timing of closing of any of the pending Acquisitions or that the pending Acquisitions will actually be consummated. If both of the Acquisitions are consummated, the Company estimates that it will spend approximately $5.5 million within 12 months of the consummation of the Acquisitions to upgrade the acquired networks to meet PCI's technical standards. Such upgrading would enable PCI to increase the number of programs offered, the quality of the transmissions and the operating cost effectiveness of the acquired networks. However the Company believes that the networks to be acquired in the Acquisitions currently meet Polish State Agency of Radio Communications ("PAR") standards and, accordingly, that the timing and extent of such upgrades would be subject to the Company's discretion.

      On September 25, 1997, the Company signed a share purchase agreement with the shareholders of TWOJ STYL Publishing House ("TWOJ STYL") by virtue of which the Company will purchase 50% of TWOJ STYL for a consideration of approximately $11.1 million. TWOJ STYL publishes a Polish-language lifestyle magazine. In addition, the Company undertook to provide additional financing to TWOJ STYL, either debt or equity, of up to $7.7 million to develop Polish-language programming and ancillary services. The agreement will come into force upon receipt of clearance from the Polish Antimonopoly Office. The Company expects to close this acquisition by the end of 1997 but there can be no assurance as to the timing of closing or that such acquisition will actually be consummated.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

CABLE TELEVISION REVENUE.

Revenue increased $4.3 million or 70.5% from $6.1 million in the three months ended September 30, 1996 to $10.4 million in the three months ended September 30, 1997 and $8.7 million or 48.1% from $18.1 million in the first nine months of 1996 to $26.8 million in the first nine months of 1997. These increases were primarily attributable to a 70.0% increase in the number of basic subscribers from approximately 333,000 as of September 30, 1996 to approximately 566,000 as of September 30, 1997. Approximately 69% of this increase in basic subscribers were the result of acquisitions and the remainder was due to build-out of the Company's existing cable networks.

Revenue from monthly subscription fees represented 83.4% of cable television revenues for the three months ended September 30, 1996 and 80.4% for the first nine months of 1996. Monthly subscription revenue for the three months ended September 30, 1997 constituted 86.3% of total revenue, while for the nine months ended September 30, 1997 the percentage was 86.4%. Installation fee revenue for the three months ended September 30, 1997 decreased by 25.0% compared to the corresponding quarter in 1996 from $0.8 million to $0.6 and decreased by 24.0% from $2.5 million in the first nine months of 1996 to $1.9 million in the first nine months of 1997. The Company expects that installation fees related to new non-premium subscribers will continue to constitute a declining part of the Company's revenue. During the three months ended
September 30, 1997, the Company generated approximately $293,000 of additional premium subscription revenue and approximately $76,000 of additional premium channel installation revenue as a result of providing the HBO pay movie channel.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $2.2 million, or 137.5%, from $1.6 million during the three months ended September 30, 1996 compared to $3.8 million in the three months ended September 30, 1997 and increased $4.1 million, or 85.4%, from $4.8 million in the first nine months of 1996 to $8.9 million in the first nine months of 1997, principally as a result of higher levels of technical personnel and increased maintenance expenses associated with recently acquired networks which have not yet been integrated within the Company's systems and standards as well as the increased size of the Company's cable television system, and costs associated with the lease of three transponders on the Astra II-E and II-F satellites which will provide the capability to deliver the Company's Polish language programming platform to Polish customers through the Company's cable television systems and its planned D-DTH broadcast system. Direct operating expenses increased from 26.2% of revenues in the three months ended September 30, 1996 to 36.5% in the three months ended September 30, 1997 and increased from 26.5% of revenues for the first nine months of 1996 to 33.2% of revenues for the first nine months of 1997.

SELLING, GENERAL AND ADMINISTRATIVE.
Selling, general and administrative expenses increased $14.3 million from $ 3.2 million in the three months ended September 30, 1996 to $17.5 million in the three months ended September 30, 1997 and increased $29.5 million from $6.1 million in the first nine months of 1996 to $35.6 million in the first nine months of 1997. The majority of this increase is due to compensation expense of $7.9 million in the three months ended September 30, 1997 and $18.1 million in the nine months ended September 30, 1997 related to options to purchase shares granted to key executives. Additionally, the increases are attributable to an increase in sales and marketing expenses incurred in newly acquired networks, costs associated with the agreement relating to sale of advertising on Atomic TV, described in Note 3 to the Company's consolidated financial statements and costs of launching the distribution of the HBO premium pay movie channel in Poland. Compensation expense also increased as the Company has established a management team of senior executives who have significant experience in the cable television, programming and satellite broadcasting businesses.

As a percentage of revenue, selling, general and administrative expenses increased from 52.5% for the three months ended September 30, 1996 to approximately 168.3% for the three months ended September 30, 1997 and from 33.7% for the first nine months of 1996 to approximately 132.8% for the first nine months of 1997. However, without considering the non-cash compensation expense related to the stock options described above, selling, general and administrative expenses as a percentage of revenues would have been 65.3% in the first nine months of 1997.


DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses rose $1.7 million, or 63.0%, from $2.7 million to $4.4 million in the three months ended September 30, 1996 and 1997, respectively, and $4.6 million, or 73.0%, from $6.3 million in the first nine months of 1996 to $10.9 million in the first nine months of 1997, principally as a result of depreciation of additional cable television assets acquired in connection with the build-out of the Company's networks and acquisitions. Depreciation and amortization expenses as a percentage of revenues decreased from 44.8% in the three months ended September 30, 1996 to 42.3% in corresponding period in 1997 and increased from 34.8% in the first nine months of 1996 to 40.7% in the first nine months of 1997.

INTEREST EXPENSE. Interest expense increased $1.7 million from $0.6 million in the three months ended September 30, 1996 to $2.3 million in the three months ended September 30, 1997 and $7.5 million from $2.4 million in the first nine months of 1996 to $9.9 million in the first nine months in 1997 primarily due to the issuance of $130 million aggregate principal amount of Old Notes in October 1996.

INTEREST AND INVESTMENT INCOME. Interest and investment income increased $3.6 million from $0.3 million in the first nine months of 1996 to $3.9 million in the first nine months of 1997, primarily due to the interest and investment income derived from the investment of a portion of the proceeds from the issuance of Old Notes in October 1996 and the Offerings.

FOREIGN CURRENCY TRANSLATION LOSS. Foreign currency translation loss increased $138,000, from $291,000 in the three months ended September 30, 1996 to a $429,000 in the three months ended September 30, 1997. For the first nine months of 1997 foreign currency translation loss amounted to $851,000 as compared to $351,000 for the first nine months of 1996, primarily due to increased assets subject to translation during the 1997 period resulting from the growth of the Company and less favorable exchange rate fluctuations.

MINORITY INTEREST IN SUBSIDIARY (INCOME) LOSS. Minority interest in subsidiary income was $0.3 million for the three months ended September 30, 1997 and the minority interest in subsidiary loss was $2.3 million for the first nine months of 1997, resulting from loss incurred in two minority-owned subsidiaries, compared to minority interest in subsidiary loss of $1.1 million for the three months ended September 30, 1996 and $1.1 million for the first nine months of 1996.

NET LOSS. During the three months ended September 30, 1996, the Company incurred net loss of $1.1 million compared to a net loss of $16.8 million incurred during the three months ended September 30, 1997. For the first nine months of 1996 and 1997, the Company had net losses of $1.9 million and $33.6 million, respectively. These losses and income were the result of the factors discussed above.


EBIDTA. EBIDTA decreased by $6.8 million, from $7.2 million for the first nine months of 1996 to $0.4 million for the first nine months of 1997. EBITDA consists of net income (loss) as measured by U.S. GAAP adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency translation gains and losses, income taxes, extraordinary items, non-recurring items, gains and losses from the sale of assets other than in the normal course of business and minority interest in subsidiary income and loss. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of cable television companies. EBITDA is not intended to represent cash flow from operations under U.S. GAAP and should not be considered as an alternative to net income (loss) as an indicator of the company's operating performance or cash flows from operations as a measure of liquidity. The Company treats the $18.1 million non-cash compensation expense relating to the grant of stock options in the first nine months of 1997 as a non-recurring item and it expects that future grants of stock options will not give rise to compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has met its cash requirements in recent years primarily with
(i) capital contributions and loans from equity investors, (ii) borrowings under available credit facilities and (iii) cash flow from operations. In addition, in October 1996 PCI sold $130 million aggregate principal amount of Old Notes and in August 1997 the Company raised approximately $200 million through an initial public offering of common stock. The Company had negative cash flow from operating activities for the first nine months of 1997 of $15.8 million due to the Company's net loss.

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

      On October 31, 1996, $130 million aggregate principal amount of Old Notes were sold by PCI to the initial purchaser pursuant to a purchase agreement. The initial purchaser subsequently completed a private placement of the Old Notes. In June 1997, substantially all of the outstanding Old Notes were exchanged for an equal aggregate principal amount of publicly-registered notes. Both the Old Notes and the publicly-registered notes (collectively, the "Notes") were issued pursuant to the Indenture dated as of October 31, 1996 between PCI and State Street Bank & Trust Company, trustee (the "Indenture").

      Pursuant to the Indenture, PCI is subject to certain covenants, including without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments;
(iii) limitation on issuance and sales of capital stock and subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of Notes upon a change of control; (viii) limitation on sales of assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries;
(x) limitation on investments in unrestricted subsidiaries; (xi) limitations on lines of business; and (xii) provision of financial statements and reports. Pursuant to the AmerBank credit facility, PCI is subject to certain informational and notice requirements but is not subject to restrictive covenants. PCI is in compliance with all covenants in the Indenture and the AmerBank credit facility.

      As a result of the offering of the Old Notes, the Company incurred substantial debt. At September 30, 1997, the Company had, on a consolidated basis, approximately $130.1 million in principal amount of indebtedness outstanding, net of discount.

      Cash used for the build-out of the Company's cable television networks was $24.7 million in the first nine months of 1997.

      The Company expects that the rebuild program for Katowice regional cluster will be completed in 1997 at an additional cost of approximately $1.0 million. Other than the Katowice upgrade, the Company is not obligated to make any system upgrades in 1997 or in 1998. However, the Company intends to continue to acquire additional cable systems, upgrade its cable networks and increase its programming capacity.

      @EL has entered into contracts with a number of content providers for its DTH and Cable Systems, with an aggregate minimum commitment of approximately $37.1 million over the next 5 years. In connection with the Company's DTH business, @EL has entered into contracts to acquire technical equipment and services necessary for the installation of the digital uplink site in the United Kingdom, with an aggregate commitment of approximately $10.3 million over the next five-and-a-half years.

      PCI is currently negotiating to acquire two cable television systems in Poland (the "Acquisitions"). The aggregate consideration to be paid by the Company in connection with the Acquisitions is expected to be approximately $18.1 million. The cable system expected to be acquired serve approximately 60,000 subscribers and have approximately 100,000 homes passed. There can be no assurance as to the timing of closing of any of the pending Acquisitions or that the pending Acquisitions will actually be consummated. If both of the Acquisitions are consummated, the Company estimates that it will spend approximately $5.5 million within 12 months of the consummation of the Acquisitions to upgrade the acquired networks to meet the Company's technical standards. Such upgrading would enable PCI to increase the number of programs offered, the quality of transmissions and the operating costs effectiveness of the acquired networks. However, the Company believes that the networks to be acquired in the Acquisitions currently meet PAR standards and, accordingly, that the timing and extent of such upgrades would be subject to the Company's discretion.

      On September 25, 1997 the Company signed a share purchase agreement with the shareholders of TWOJ STYL Publishing House ("TWOJ STYL") by virtue of which the Company will purchase 50% of TWOJ STYL for a consideration of approximately $11.1 million. TWOJ STYL publishes a Polish-language lifestyle magazine. In addition, the Company undertook to provide additional financing to TWOJ STYL, either debt or equity, of up to $7.7 million to develop Polish-language programming and ancillary services. The agreement will come into force upon receipt of clearance from the Polish Antimonopoly Office. The Company expects to close this acquisition by the end of 1997 but there can be no assurance as to the timing of closing or that such acquisition will actually be consummated.

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

INFLATION AND CURRENCY EXCHANGE FLUCTUATIONS

      Since 1989, Poland has experienced high levels of inflation and significant fluctuation in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 20% in 1996. In the first nine months of 1997, Poland had inflation of 9.55%. A substantial portion of the Company's operating expenses and capital expenditures are, and are expected to be, denominated in zloty and tend to increase with inflation. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has decreased since 1991. However, the zloty exchange rate and rate of devaluation have increased in the first nine months of 1997. The zloty per U.S Dollar exchange rate quoted at noon by the National Bank of Poland was 2.8755, 3.0760 and 3.4170 for December 31, 1996, March 31, 1997 and September 30, 1997, respectively. Inflation and currency exchange fluctuations have had, and may continue to have, an effect on the financial condition and results of operations of the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Not Applicable.

                           PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

      The Company completed an initial public offering of common stock in the United States and internationally (the "Offerings"). The registration statement for the Offerings (file no. 333-2986) became effective on July 30, 1997. The Offerings began on July 30, 1997, and closed on August 5, 1997. Of the 10,925,000 shares of common stock registered (at a proposed maximum aggregate offering price of $240,350,000), 9,500,000 were sold (at an aggregate sales price of $199,500,000), and the over-allotment option granted to the underwriters to purchase an additional 1,425,000 shares of common stock expired unexercised. The managing underwriter for the Offerings was Goldman Sachs & Co. for the shares sold in the United States and Goldman Sachs International for the shares sold outside the United States. The co-lead underwriter was Merrill Lynch, Pierce, Fenner & Smith Incorporated for the shares sold in the United States and Merrill Lynch International for the shares sold outside the United States.

     During the period from July 30, 1997 through October 29, 1997, @Entertainment paid a total of $15,248,413 in expenses in connection with the Offerings, including $13,566,000 for underwriters' commissions and discounts, $500,000 for underwriter's expenses, and $1,182,413 for other expenses. None of these expenses were paid, directly or indirectly, to directors, officers, 10% shareholders or affiliates of the Company or their associates.


     The net proceeds received by the Company from the Offerings, after deducting the expenses referred to above, were $184,251,587. During the period from July 30,1997 through October 29, 1997, @Entertainment utilised $75,838,544 of the proceeds from the Offerings. Of this amount, $60,000,000 was used to purchase shares of series A Preferred Stock of PCI and Series C Preferred Stock of PCI from shareholders of @Entertainment and their affiliates; $962,775 was used to pay management bonuses to officers of @Entertainment; $8,000,000 was paid to Philips Business Electronics B.V. ("Philips"); and an additional $1,000,000 was paid to the third party in escrow for the benefit of Philips, pursuant to the Memorandum of Understanding described in Note 3 to the Company's consolidated financial statements, whereby the Company agreed in principle to purchase from Philips 500,000 decoders and accompanying smart cards and outdoor units in connection with the Company's DTH business; and $5,875,769 was used for working capital.

ITEM 5. OTHER INFORMATION:

      The Company completed the Offerings in the United States and internationally on August 5, 1997. Prior to the Offerings, all of the holders of shares of PCI's common stock and the Company entered into a Contribution Agreement dated as of June 22, 1997 (the "Contribution Agreement"). Pursuant to the Contribution Agreement, each holder of shares of PCI's common stock transferred all shares of PCI's common stock owned by it to the Company. In addition, ECO Holdings III Limited Partnership ("ECO") transferred all of the outstanding shares of PCI's voting Series B Preferred Stock (the "PCI Series B Preferred Stock") to @Entertainment. All of these transfers were designed to qualify as a tax-free exchange under section 351 of the Internal Revenue Code of 1986, as amended (the "Share Exchange"). Each holder of PCI's common stock received 1,000 shares of common stock of @Entertainment in exchange for each share of PCI's common stock transferred by it (the "Capital Adjustment"). ECO also received an equivalent number of shares of @Entertainment's Series B Preferred Stock ("@Entertainment Series B Preferred Stock") in exchange for its series of PCI Series B Preferred Stock. The @Entertainment Series B Preferred Stock has identical rights and preferences to those of the PCI Series B Preferred Stock, except that the ratio for conversion of such shares into common stock increased from 1:1.9448 to 1:1,944.8 in order to reflect the Capital Adjustment. The 2,500 outstanding shares of @Entertainment Series B Preferred Stock were automatically converted into 4,862,000 shares of Common Stock of @Entertainment upon the closing of the Offerings (the "Automatic Conversion").


      On June 20, 1997, Polish Investments Holding L.P. ("PIHL"), transferred all of the outstanding shares of PCI's Series C Preferred Stock to an entity owned by certain of the beneficial owners of PIHL and members of their families (the "Chase Entity"). The Chase Entity, ECO and the Company entered into a Purchase Agreement dated as of June 22, 1997 (the "Purchase Agreement"). Among other matters, the Purchase Agreement obligated the Company to purchase all of the outstanding shares of PCI's Series A Preferred Stock and Series C Preferred Stock for cash from ECO and the Chase Entity, respectively, at the closing of the Offerings (the "Cash Purchase"). The aggregate purchase price of $60.0 million for PCI's Series A Preferred Stock and Series C Preferred Stock equaled the aggregate redemption price of such shares as set forth in PCI's certificate of incorporation. The Cash Purchase occurred shortly after the closing of the Offerings and was funded with a portion of the net proceeds of the Offerings.

      In June 1997, certain employment agreements for the executive officers of @Entertainment who were employed by PCI and their employee stock option agreements were assigned to @Entertainment by PCI (the "Assignment"). As part of the Assignment and the Capital Adjustment, the employment agreements and employee stock option agreements were amended to provide that each option to purchase a share of PCI's common stock was exchanged for an option to purchase 1,000 shares of @Entertainment's Common Stock, with a proportionate reduction in the per share exercise price.

      The Share Exchange, Capital Adjustment and the Assignment are collectively referred to as the "Reorganization". As a result of the Reorganization, @Entertainment owns all of the outstanding shares of voting stock of PCI.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27 - FINANCIAL DATA SCHEDULE

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on August 19, 1997 reporting on PCI's earnings.

     The Company did not file any other reports on Form 8-K during the third quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            @ ENTERTAINMENT, Inc.

                                            By: /s/ Robert E. Fowler, III
                                               -------------------------------
                                               Robert E. Fowler, III
                                               Chief Executive Officer

                                            By: /s/ John S.Frelas
                                               -------------------------------
                                               John S.Frelas
                                               Vice President, Chief Financial
                                               Officer and Treasurer

DATE: NOVEMBER 14, 1997