Form 10-K405
period 1997-12-31
ENTERTAINMENT INC
filed 1998-03-27
CIK 1041454

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                      PURSUANT TO SECTIONS 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the fiscal year ended December 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

       For the transition period from                 to

                        Commission File Number 000-22877
                            ------------------------

                             @ ENTERTAINMENT, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                       06-1487156
 (State or Other Jurisdiction          (I.R.S. Employer
              of                     Identification No.)
Incorporation or Organization)
     ONE COMMERCIAL PLAZA
    HARTFORD, CONNECTICUT                 06103-3585
    (Address of Principal                 (Zip Code)
      Executive Offices)

                            ------------------------

       Registrant's telephone number, including area code (860) 549-1674

          Securities registered pursuant to Section 12(b) of the Act:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
                      Common Stock                                         Nasdaq National Market

          Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
--------------------------------------------------------------------------------

                                (Title of Class)

    Indicate by check mark (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes ____X____        No __________

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

                                  $154,434,000

    The number of shares outstanding of @ Entertainment, Inc.'s common stock as of December 31, 1997, was:

                    Common Stock                   33,310,000

    As of March 25, 1998 the aggregate market value of the shares of common stock of the registrant outstanding was $466,340,000. This figure is based on the closing price by the Nasdaq National Market for a share of the registrant's common stock on March 25, 1998, which was $14.00 as reported in the Wall Street Journal on March 26, 1998. The number of shares of the registrant's common stock outstanding as of March 25, 1998 was 33,310,000 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                       None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                                    BUSINESS

GENERAL

    @ Entertainment, Inc., a Delaware corporation whose common stock is listed on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") National Market and traded under the symbol ATEN ("@ Entertainment"), was established in May 1997. References to the "Company" mean @ Entertainment and its consolidated subsidiaries, including Poland Communications, Inc. ("PCI") and At Entertainment Limited ("@EL").

    The Company is the leading provider of pay television in Poland and has established a branded platform of Polish language programming (the "Programming Platform") under the brand name Wizja TV. The Company is the largest cable television operator in Poland, with approximately 768,900 total subscribers, which the Company estimates is approximately two and a half times as many subscribers as the next largest cable television operator. To expand its distribution capacity, the Company intends to launch on April 18, 1998 a complementary digital satellite-direct-to-home broadcasting ("D-DTH") system, targeted at homes that are not subscribers to the Company's cable service. The Company believes that its multi-channel Polish-language D-DTH service will be the first D-DTH service available in Poland. Wizja TV, which the Company expects will initially consist of 15 channels of primarily Polish-language programing, will be transmitted across the Company's cable networks and on its D-DTH system and sold on a wholesale basis to other cable networks in Poland. The Company believes that Wizja TV will provide it with a significant competitive advantage for driving subscriber growth and increasing revenue per subscriber.

    Over the past three years, the Company has experienced average annual growth of approximately 66% in revenue. Growth has come through acquisitions and through the build-out of its own cable networks, resulting in a 94% per annum increase in cable subscribers during this period. The Company has also increased its average revenue per subscriber by 12% per annum during this same period.

    POTENTIAL MARKET OPPORTUNITY. With approximately 39 million people and 12.3 million television households (as estimated by the Company at December 31, 1997), the Company believes that Poland represents a highly attractive and dynamic market for pay television providers. Television viewing rates in Poland are among the highest in Europe with an average television viewing rate in 1996 of approximately 252 minutes per day per adult. This rate compares favorably to the 1996 U.S. average television viewing rate of approximately 240 minutes per day per adult. In addition, as there are only approximately 13 television channels generally available in Poland that contain primarily Polish-language programming, the Company believes that significant opportunities exist for pay television providers capable of delivering high-quality Polish-language programming on a multi-channel basis.

        CABLE TELEVISION. The Company believes the market for cable television in Poland is attractive with growth opportunities coming both from homes passed by cable that are not cable subscribers and homes currently not passed by cable. Of the approximately 4.0 million homes in Poland currently passed by cable, the Company estimates that approximately 25% do not subscribe to cable. In addition, approximately 8.3 million homes are currently not passed by cable.

        D-DTH. The Company believes that significant opportunity exists for a D-DTH service in Poland. Approximately 8.3 million homes currently are not passed by cable and approximately 1.6 million homes currently are equipped with an analog direct-to-home ("A-DTH") satellite dish. Based on Polish consumers' willingness to spend disposable income on television entertainment, evidenced in part by the country's 50% VCR penetration rate at an average cost of $225 per VCR, the Company believes that its D-DTH service will represent an attractive and affordable entertainment alternative.

    CABLE TELEVISION. The Company operates the largest cable television system in Poland with approximately 1,408,100 homes passed and approximately 768,900 total subscribers. The Company's cable subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland, including those cities which the Company believes provide the most favorable demographics for cable television in the country. The Company believes additional subscriber growth can be achieved through a combination of increased penetration, new network build-out and acquisitions. In addition, the Company intends to drive subscriber growth, as well as increase revenue per subscriber, by introducing Wizja TV on its cable networks on April 18, 1998. The Company has invested more than $102 million to construct fiber-optic cable networks, which it believes are among the most technologically advanced in Poland and are comparable to modern cable networks in the United States. The networks constructed by the Company provide excess channel capacity and are designed to maximize reliability. It is the Company's policy to upgrade as rapidly as possible substandard networks that it has acquired.

    DIGITAL SATELLITE DIRECT-TO-HOME BROADCASTING. The Company intends to expand its distribution capacity by launching on April 18, 1998 a complementary D-DTH broadcasting service for Poland, targeted at homes that are not subscribers to the Company's cable service. The programming to be provided will be Wizja TV. The Company believes that its multi-channel Polish-language D-DTH service will be the first D-DTH service available in Poland. The Company's D-DTH service will be broadcast to Poland from its transmission facilities in Maidstone, United Kingdom.

    Philips Business Electronics B.V., a leading electronics manufacturer and, through its Polish affiliates, the largest electronics retailer in Poland (collectively "Philips"), has agreed to supply the Company with D-DTH reception systems ("D-DTH Reception Systems") for up to 500,000 initial subscribers to the Company's D-DTH service. Philips has agreed to distribute, install and service the Company's D-DTH Reception Systems through more than 1,000 Philips authorized electronics retailers located throughout Poland. Philips has operated in Poland since 1921 and through an affiliate since 1991 and has experience introducing new products to the Polish market through its extensive retail network. In addition, Philips has supplied an end-to-end product package for MEASAT's D-DTH service in Malaysia, utilizing CryptoWorks-Registered Trademark- technology similar to that to be used in the Company's D-DTH service. Philips has also provided an end-to-end package for Canal + for its direct-to-home ("DTH") networks in several European countries, other than Poland.

    Because the Company's D-DTH service will, it believes, be the first D-DTH service available in Poland, there are likely to be issues of first impression not addressed under Polish law with respect to certain aspects at the Company's D-DTH business and related programing arrangements. In addition, the Polish D-DTH market is subject to a developing regulatory framework that may change adversely as the market develops.

    PROGRAMMING. The Company plans to commence transmitting Wizja TV across its cable networks and on its D-DTH system on April 18, 1998. To promote the launch of Wizja TV, the Company has commenced a $20 million nationwide marketing campaign which the Company believes will be the largest single-year product launch expenditure to date in Poland. Wizja TV's initial channel line-up will include three channels, Atomic TV, Wizja 1 and Wizja Pogoda, that are owned and operated by the Company, and 12 channels that are produced by third parties. Wizja 1 will be a premium general entertainment channel showing movies, sports, series and children's programming. Atomic TV is a Polish-language music television channel, targeting 14 to 29 year olds. Atomic TV began broadcasting via satellite in April 1997 across the cable networks of the Company and other cable operators. Atomic TV is currently distributed to more than 900,000 cable subscribers, and the Company believes that based on distribution it is the leading music television channel in the Polish market. Wizja Pogoda will be the Company's Polish-language weather channel. The Company expects to expand Wizja TV's initial channel line-up to include additional basic and premium channels, including the Company's proprietary Wizja Sport channel, and eventually to introduce tiered packages containing a variety of combinations of 21 or more channels.

    The Company has secured and is in the process of securing certain exclusive Polish television rights to channels and events covering what it believes are the most important programming genres to viewers in the Polish market, including movies, sports, children's programming, documentaries and music.

    The Company has entered into long-term exclusive agreements to broadcast to Poland live coverage of certain sports events, including the Polish national soccer team's away games, certain European matches of Lech Poznan, a Polish Premier League soccer team, European soccer matches including matches from the Dutch and Portuguese leagues, Polish Speedway League events, European Grand Prix Speedway events, International Skating Union Champions Series ice skating, games of three leading teams in the Polish Premier Hockey League, and certain boxing events including local Polish boxing and fights involving Prince Naseem. The Company has also entered into an exclusive agreement to broadcast the Wimbledon tennis tournament to Poland. These events will be carried on Wizja 1, and when it is established, on Wizja Sport. When established, Wizja Sport will initially provide 12 hours of local and international sporting events per week. The Company believes that Wizja Sport will be the first channel in the Polish market principally dedicated to Polish sports programming. There can be no assurances, however, that future regulatory changes will not eliminate the Company's right to broadcast such events in Poland on an exclusive basis.

    In addition, the Company has signed and is finalizing license agreements with channel suppliers for exclusive pay television distribution to Poland. The Company anticipates that at its April 18, 1998 launch, Wizja TV will consist of 15 channels of primarily Polish-language programming.

    The Company is also negotiating with Telewizja Polska ("TVP"), the Polish state-owned broadcaster, to retransmit TVP's popular channels on Wizja TV and to establish a joint venture which will develop thematic channels based on original programming and programming licensed from TVP's extensive archives. Any agreement with TVP would be subject to Polish regulatory and other approvals, and there can be no assurance that the Company will be able to enter into an agreement with TVP on satisfactory terms.

STRATEGY AND OPERATING STRENGTHS

    The Company's principal objective is to enhance its position as the leading provider of pay television in Poland by capitalizing on the favorable market opportunities that it believes exist in Poland for high-quality Polish-language programming carried over advanced cable television and D-DTH systems. The Company's business strategy is designed to increase its market share and subscriber base and to maximize revenue per subscriber. To accomplish its objectives and to capitalize on its competitive advantages, the Company intends to (i) control content, (ii) grow its distribution capabilities through organic growth and through acquisitions, (iii) control its own subscriber management with advanced integrated management information systems, and (iv) establish Wizja TV as the leading brand name in the Polish pay television industry. The Company believes that it is well-positioned to execute its business strategy in the Polish pay television market based on the following operating strengths.

    - LEADING MARKET POSITION. The Company is currently the largest cable television operator in Poland and estimates that it has approximately two and a half times as many subscribers as the next largest operator in Poland. Its cable television networks serve approximately 768,900 total subscribers, representing approximately 26% of all cable subscribers in Poland and approximately 47% of all cable subscribers in Poland to systems offering approximately 20 or more channels. Many cable subscribers in Poland are served by small, often poorly capitalized, cable operators, which generally feature poor quality and limited channel offerings but at low rates and with relatively high penetration. The Company believes that there are opportunities to acquire, at attractive prices, or displace these smaller cable operators. In addition, frequent lack of exclusivity of cable operators' agreements with co-op authorities facilitates overbuilding of these smaller, poor quality cable operators.

      Once the Company launches its D-DTH service, its strategy is to achieve rapid penetration of the Polish market by distributing D-DTH Reception Systems to 500,000 targeted initial subscribers at a price significantly decreased by promotional incentives. The Company believes that its service will be the first Polish-language D-DTH service available in Poland which, when combined with the continued expansion of its cable television and programming businesses, will enhance the Company's position as the leading provider of pay television in Poland.

    - COMPELLING PROGRAMMING. The Company has secured and is in the process of securing for Wizja TV certain exclusive Polish television rights to channels and events covering what it believes are the most important programming genres to viewers in the Polish market, including movies, sports, children's programming, documentaries and music. The Company intends to offer its Wizja TV Programming Platform on both its cable and D-DTH networks. The Company currently provides to its cable subscribers nine primarily Polish-language channels not available on terrestrial frequencies. The Company believes that the introduction of Wizja TV, with its initial 15 channel primarily Polish-language programming platform, will augment the attractiveness of the Company's programming to its cable subscribers. The Company believes that this selection of high-quality Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber base and establishing its D-DTH subscriber base.

    - ADVANCED TECHNOLOGY. The Company's own cable television networks (other than those it has acquired and is in the process of rebuilding to its standards) have bandwidths of at least 550MHz and, in most cases, have the capacity to be cost-effectively reconfigured to provide incremental channel capacity as well as additional services such as voice and data transmission. The Company also believes that its multi-channel Polish-language D-DTH service will be among the first digital television platforms launched in Europe. The Company believes that in the future it will be able to provide its D-DTH customers with additional value-added services, including interactive television, pay per view, near-video-on-demand, data transfer, and services related to electronic banking, should the Company decide to pursue such ancillary sources of revenue.

    - STRONG DISTRIBUTION NETWORK. Philips has agreed to distribute, install and service D-DTH Reception Systems to up to 500,000 initial subscribers through more than 1,000 Philips authorized retailers located throughout Poland. The Company believes this widespread distribution network through Poland's largest electronics retailer provides an efficient mechanism for introducing its D-DTH service into the Polish market.

    - HIGH CABLE PENETRATION AND LOW CHURN. The Company's cable systems are currently achieving premise penetration of approximately 55% of homes passed. In certain areas where the Company has operated its networks for an extended period of time, such as portions of the Gdansk regional cluster, the penetration rate is approximately 60%. The Company believes that it can improve its penetration by expanding its current cable television program offering, which presently includes nine primarily Polish language channels not available on terrestrial frequencies, through the addition of Wizja TV. In addition, the Company has historically experienced annual churn rates of less than 10%. In 1997, the churn rate was increased to 12.2%, though it would have been 9.8% had the Company not disconnected approximately 17,000 non-paying subscribers in one of its rebuilt networks. The Company expects that it may continue to experience increases in its churn rate above historical levels during the implementation of its current pricing strategy, which commenced in January 1997 and is designed to increase revenue per subscriber and achieve real profit margin increases in U.S. Dollar terms.

    - ATTRACTIVE OPERATING AND REGULATORY ENVIRONMENT. Poland is the fifth-largest television market in Europe, with approximately 12.3 million television households (as estimated by the Company at December 31, 1997). Television viewing rates in Poland are among the highest in Europe with an average television viewing rate in 1996 of approximately 252 minutes per day per adult. The Company estimates that there are approximately 1.6 million satellite homes (able to currently receive largely unencrypted analog foreign-language programming) and nearly 3.0 million cable television subscribers in Poland. Current law does not permit the Polish authorities to regulate cable television rates or DTH rates, and Poland is a party to the 1989 European Convention on Transfrontier Television (the "Convention"), which requires the Polish authorities to guarantee freedom of reception and retransmission of program services which meet the requirements of the Convention.

    - EXPERIENCED MANAGEMENT. The Company has established a strong management team, with an average of approximately 13 years experience per person in the television industry. In addition, the Company has executed consulting agreements with Samuel Chisholm and David Chance who were formerly Chief Executive Officer and Deputy Managing Director, respectively, of British Sky Broadcasting Group plc ("BSkyB"), which is the leading pay television broadcasting service in the United Kingdom and Ireland. In addition to providing consulting services, Messrs. Chisholm and Chance serve on @ Entertainment's Board of Directors.

    CABLE

    The Company operates the largest cable television system in Poland with approximately 1,408,100 homes passed and approximately 768,900 total subscribers. The Company's cable subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland, including those cities which the Company believes provide the most favorable demographics for cable television in the country. The Company believes that additional subscriber growth can be achieved through a combination of increased penetration, new network build-out and acquisitions. In addition, the Company intends to drive subscriber growth, as well as increase revenue per subscriber, by introducing Wizja TV on its cable networks on April 18, 1998. The Company has invested more than $102 million to construct fiber-optic cable networks, which it believes are among the most technologically advanced in Poland and are comparable to modern cable networks in the United States. The networks constructed by the Company provide excess channel capacity and are designed to maximize reliability. It is the Company's policy to upgrade as rapidly as possible substandard networks that it has acquired.

    CABLE OPERATING STRATEGY

    With the fall of Communist rule in 1989, the Company believed that significant market advantages could be gained by becoming one of the first cable operators to establish a high-quality cable television system in Poland. The Company believes that it has achieved its initial goals of rapidly increasing its coverage areas, establishing its business reputation, and providing a high-quality signal, wide channel offerings and quality of service comparable to that provided by world-class cable operators.

    Having established itself as the leading cable television service provider in Poland, the Company's current strategic objective is to increase cash flow and enhance the value of its cable networks. To accomplish this objective, the Company's business and operating strategy in the cable television business is to
(i) provide compelling programming, (ii) increase pricing and maximize revenue per cable subscriber, (iii) expand its regional clusters, (iv) increase subscriber penetration, and (v) realize additional operating efficiencies.

    PROVIDE COMPELLING PROGRAMMING. The Company currently provides to its cable subscribers nine primarily Polish-language channels not available on terrestrial frequencies. The Company believes that the introduction of Wizja TV, with its initial 15 channel primarily Polish-language programming platform, will augment the attractiveness of the Company's programming to its cable subscribers. The Company believes that this selection of high-quality Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber base.

    INCREASE PRICING AND MAXIMIZE REVENUE PER CABLE SUBSCRIBER. The Company has implemented a pricing strategy designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. Dollar terms. In connection with this pricing strategy, the Company intends to continue to introduce new program offerings and to improve its services. As a result, the Company has experienced and may continue to experience increases in churn rate above historical levels resulting from the implementation of its pricing strategy. The Company generally receives a premium for its cable television services over the prices charged by its competitors, particularly poor-quality satellite master antenna television ("SMATV") operators. Despite its generally higher price levels, the Company has achieved significant growth in penetration and market share while maintaining relatively low annual cable television churn rates. The Company believes its ability to successfully command higher prices reflects its higher levels of customer service, broader selection of quality programming and the greater technical quality of its cable television networks.

    EXPAND REGIONAL CLUSTERS. The Company's strategy is to continue to expand the coverage areas of its regional clusters, both through selected build-out and acquisitions. The Company intends to expand primarily in areas where it can fill-in existing regional clusters and into cities and towns adjacent to its regional clusters through the continued build-out of its existing networks. The Company also plans to expand its regional clusters through the continued acquisition of smaller cable television operators. In addition, in markets where the Company has established operations, it intends to selectively overbuild certain weaker competitors in an effort to consolidate the market. By implementing this strategy for expanding its regional clusters, the Company believes it can limit its per-subscriber build-out costs and realize significant synergies from leveraging its existing infrastructure and asset base, both in terms of personnel and in terms of capital costs. Because the Company has a management structure and operating systems in place in each of its regional clusters, it is able to realize significant cash flow margins from each dollar of incremental multiple dwelling unit ("MDU") subscriber revenue generated through the addition of subscribers to its existing regional clusters.

    INCREASE SUBSCRIBER PENETRATION. The Company believes the most profitable means of expanding its cable television business is to leverage its investment in its cable networks by increasing subscriber penetration in its regional clusters. Once an MDU building is passed by the Company's networks, the Company can add subscribers who generate average annual subscription fees of approximately $65 in return for an average capital investment of approximately $20 per MDU subscriber. The Company plans to increase subscriber penetration by
(i) executing an aggressive sales, marketing and promotional strategy using the Company's highly trained and commissioned Polish sales force, with particular emphasis on Company-wide quarterly remarketing campaigns, (ii) continuing to enhance the Company's program offerings, particularly through the introduction of Wizja TV for distribution across its cable networks, and (iii) applying prompt, courteous and professional customer service standards.

    REALIZE ADDITIONAL OPERATING EFFICIENCIES. The Company aggressively seeks to realize operating efficiencies in both its acquired as well as its existing cable networks by, among other things, rationalizing headends, combining customer service offices and reducing administrative personnel. The Company generally has been able to eliminate personnel in its acquired cable television systems by managing the systems with experienced personnel from one of its existing regional clusters. The Company can also generally reduce the technical personnel necessary to operate acquired systems after connecting them to the Company's existing headends or, if required, rebuilding them to the Company's standards. The Company also intends to reduce headcount through consolidation of its existing clusters of regional operations from eight to four, and through the centralization of subscriber management and customer support services in its new subscription management call center (the "Call Center"). The Call Center is currently operational for cable customers in the Katowice regional cluster and is expected to be operational for all cable customers by the end of 1998 and for D-DTH customers in April 1998. The Call Center is located in Katowice, a low cost area of Poland, and will consolidate the functions of the Company's existing regional customer service centers. Moreover, the Company believes the centralization of service functions will improve the general level of customer service available to subscribers. The Company is also in the process of installing an integrated management information system for both its billing and accounting systems, which is designed to further improve employee productivity and customer service for both its cable and D-DTH businesses. The Company believes that its size and market share give it a competitive advantage by creating economies of scale, including reduced build-out and operating costs per subscriber and volume price discounts for programming and construction expenditures. The Company's size also provides it with the operating leverage to spread certain expenses (such as promotional materials, advertisements, local programming and sales materials) over its large number of subscribers, which economies of scale should continue to improve as its subscriber base increases.

    REGIONAL CLUSTERS

    The Company has established eight regional clusters for its cable television business encompassing eight of the ten largest cities in Poland, which the Company believes are among those with the strongest economies and most favorable demographics for cable television in the country. The following table illustrates certain operating data of each of the Company's existing regional clusters.

              OVERVIEW OF THE COMPANY'S EXISTING CABLE SYSTEMS(1)

                                                                                                               AVERAGE
                                                                                                               MONTHLY
                                                                                                             SUBSCRIPTION
                                                                                                             REVENUE PER
                                        TOTAL       HOMES        TOTAL         BASIC           BASIC            BASIC
REGION                                  HOMES       PASSED    SUBSCRIBERS  SUBSCRIBERS(2) PENETRATION(2)      SUBSCRIBER
------------------------------------  ----------  ----------  -----------  -------------  ---------------  ----------------
Gdansk..............................     280,000     228,512     140,822       115,494           50.54%      $    5.89
Szczecin............................     160,000      44,874      36,337        19,780           44.08%           4.55
Katowice............................   1,200,000     446,030     186,546       175,312           39.30%           5.78
Krakow..............................     400,000     149,906      83,204        73,237           48.86%           5.32
Warsaw(3)...........................     800,000     197,493     103,826        87,656           44.38%           6.01
Lublin..............................     120,000      71,173      62,066        32,254           45.32%           4.03
Wroclaw.............................     624,000     185,420     107,486        86,519           46.66%           4.17
Bydgoszcz...........................     134,000      84,691      48,614        46,031           54.35%           3.60
                                      ----------  ----------  -----------  -------------         -----           -----
    Total...........................   3,718,000   1,408,099     768,901       636,283           45.19%           5.12(4)
                                      ----------  ----------  -----------  -------------         -----           -----
                                      ----------  ----------  -----------  -------------         -----           -----

------------------------

(1) All data at or for the twelve months ended December 31, 1997.

(2) Includes only subscribers to the Company's package with the largest number of non-premium channels (the "Basic Tier") and the Company's package with more limited programming offerings of 17 to 24 channels (the "Intermediate Tier").

(3) The Warsaw region included approximately 5,323 homes passed and approximately 2,279 basic subscribers of the Otwock system where the Company has a less than 50% ownership interest.

(4) Represents a weighted average for the Company based on the total number of basic subscribers at December 31, 1997.

    OVERVIEW

    The Company has organized its eight regional clusters into four geographic operating divisions--the Northern, Southern, Central, and National Divisions. The Northern Division encompasses the Gdansk and Szczecin regional clusters, the Southern Division encompasses the Katowice and Krakow regional clusters, and the Central Division encompasses the Warsaw and Lublin regional clusters. The National Division is comprised of certain of the Company's smaller cable systems, which are generally under technological development or are not affiliated with a specific regional cluster. The National Division also contains the Company's cable operations in which the Company has minority shareholders. Each operating division has its own management team which is responsible for the profitability of its respective division. This management structure is designed to create a goal-oriented culture and to increase efficiency and productivity in the Company's cable business at the divisional level. The Northern, Southern, and Central Divisions are managed from the Gdansk, Katowice, and Warsaw regional clusters, respectively, where there are the largest concentrations of the Company's cable subscribers.

    The following provides certain information regarding the regional clusters in which the Company's cable television business operates. Population figures presented herein are for the primary counties in each of the Company's eight regional clusters. The Company's regional clusters may extend into more than one county or may not cover all of the population in the primary county. Population figures are provided for illustrative purposes only and may not be representative of the actual population the Company intends to service with its cable networks.

    NORTHERN DIVISION

    GDANSK. The Gdansk regional cluster is located primarily in the county of Gdansk on the north coast of Poland. The population of the county of Gdansk is approximately 1.5 million. The Gdansk regional cluster accounted for approximately 25% and 24% of the Company's revenue in 1996 and 1997, respectively. The Gdansk regional cluster is generally characterized by small, highly fragmented SMATV systems, many of which the Company expects to either acquire or overbuild in time. The Company believes that the Gdansk system, which was first constructed in 1990 and is the oldest and most mature of the Company's systems, illustrates the significant operating margins available in clustered operating systems in Poland.

    The Company is expanding in the Gdansk regional cluster primarily through the continued build-out of MDUs and single family households, and into contiguous areas. The Company is focusing its marketing efforts in the Gdansk regional cluster on increasing penetration through remarketing campaigns. The Gdansk system possesses a number of exclusive agreements with co-op authorities, and the Company expects to expand the number of such agreements through the development of its package with the smallest number of non-premium channels ("Broadcast Tier"), which the Company often offers on favorable terms in exchange for an exclusive agreement with co-op authorities to provide cable services to their residents.

    SZCZECIN. The Szczecin regional cluster is primarily located in the county of Szczecin in the northwest corner of Poland. The population of the county of Szczecin is approximately 1.0 million. There is currently no significant competition in the Szczecin market other than several co-op authority owned systems. The Company commenced operations in the Szczecin regional cluster in 1995 with the acquisition of a cable system with approximately 4,500 subscribers and the exclusive right to build-out approximately 55,000 apartments in MDUs owned by the Szczecin municipal authorities.

    SOUTHERN DIVISION

    KATOWICE. The Katowice regional cluster is located primarily in the county of Katowice in the south of Poland. The population of the county of Katowice is approximately 3.9 million. The Katowice regional cluster accounted for approximately 32% and 31% of the Company's revenue in 1996 and 1997, respectively. The Katowice regional cluster is characterized by numerous cities and towns with significant populations and high density housing. There are many small and medium size operators throughout the region, creating an opportunity to expand by acquisition. The Company began operations in Katowice in 1991, and in January 1995 tripled its number of basic subscribers in the region by merging its operations with those of a competitor, PPHEI-Ryntronik.

    The Katowice regional cluster, with a housing density of over 500 homes per kilometer of cable plant in some areas, is the most densely populated region of Poland. The Company believes that, as one of the largest potential multi-channel pay television markets in Poland, the Katowice regional cluster offers the Company significant growth prospects.

    KRAKOW. The Krakow regional cluster is located primarily in the county of Krakow in the south of Poland. The population of the county of Krakow is approximately 1.2 million. The Company commenced operations in Krakow in late 1993. The Krakow regional cluster accounted for approximately 12% of the Company's revenue in both 1996 and 1997.

    The Company believes that the majority of the MDUs in the city of Krakow have been built-out by the Company and other cable system operators. Accordingly, the Company believes that future expansion in the Krakow regional cluster will consist of build-out of (i) newly constructed, single family homes,
(ii) historical preservation areas (which are subject to a more extensive permit process), (iii) towns surrounding the city of Krakow, and (iv) over-building the systems of competitors.

    CENTRAL DIVISION

    WARSAW. The Warsaw regional cluster is located primarily in the county of Warsaw in the center of Poland. The population of the county of Warsaw is approximately 2.4 million. The Warsaw regional cluster accounted for approximately 15% of the Company's revenue in both 1996 and 1997. The Company began operations in the Warsaw regional cluster in 1991.

    Warsaw is the most competitive operating environment in Poland because of its size and population density. The Warsaw market is characterized by several large cable television operators and several small operators. The Company, which currently is one of the two largest cable television operators in Warsaw based on number of subscribers, has operating clusters in Warsaw that are located in what the Company believes are the most demographically desirable parts of the city (the southeast and the northwest sectors). The Company intends to grow its Warsaw network by building-out single family housing areas in Warsaw, extending its network into the suburbs and surrounding towns and by continuing to overbuild a competitor's system in several MDU areas that are adjacent to the Company's operating areas.

    LUBLIN. The Lublin regional cluster is primarily located in the county of Lublin in the east of Poland. The population of the county of Lublin is approximately 1.0 million. The Lublin regional cluster is characterized by a few small, cooperative-owned SMATV systems. The Company commenced operations in the Lublin regional cluster in mid-1995 with the acquisition of several agreements with co-op authorities related to approximately 50,000 homes passed. In the Lublin regional cluster, the Company has constructed a cable network that has a bandwidth of 1GHz.

    In its agreements with co-op authorities in the Lublin regional cluster the Company is obligated to provide its Broadcast Tier service to every home in an MDU in exchange for the MDU paying a fixed monthly fee of approximately $.40 to the Company for each apartment. The customer relationships created by nearly all homes in the market receiving Broadcast Tier service from the Company provide a marketing opportunity to encourage customers to upgrade their service. In addition, although the agreements with co-op authorities in Lublin generally do not provide for exclusivity, the Company believes that the customer relationships created by its Broadcast Tier arrangements will discourage competitors from entering the Lublin regional cluster.

    NATIONAL DIVISION

    WROCLAW. The Wroclaw regional cluster is located primarily in and around the county of Wroclaw in the south-west of Poland. The population of the county of Wroclaw is approximately 1.1 million. The Company commenced operations in the Wroclaw regional cluster in May 1997 with an acquisition of a small local operator, followed in June 1997 with the acquisition of a 61% interest in a cable system with approximately 98,000 total subscribers in approximately twenty locations throughout the region.

    The Company believes that Wroclaw offers considerable build-out opportunities, as it has remained largely undeveloped in terms of professional cable television service, with competition limited to smaller local operators. In addition to gaining access to the city of Wroclaw, the acquisitions provided the Company with a number of other locations in southwest and central Poland, with combined potential of approximately 624,000 television homes.

    BYDGOSZCZ. The Bydgoszcz regional cluster is located primarily in the county of Bydgoszcz, northwest of the center of Poland. The population of the county of Bydgoszcz is approximately 1.1 million. The Company commenced operations in the Bydgoszcz regional cluster in December 1996 with the acquisition of a 51% interest in a cable system with approximately 37,000 subscribers. There are currently only a few competitors in the Bydgoszcz market, including several co-op authority owned systems and a local operator.

    By acquiring a controlling interest in the market's largest cable operator, the Company has gained access to an additional market which has a number of build-out and acquisition opportunities.

    ACQUISITIONS

    The Company regularly evaluates potential acquisitions of cable networks. The Company currently has no definitive agreement with respect to any material acquisition, although from time to time it has discussions with other companies and assesses opportunities on an ongoing basis. The Company may be required to apply for the approval of the Polish Anti-Monopoly Office (the "Anti-Monopoly Office") with respect to any acquisitions it wishes to consummate. There can be no assurance as to whether or on what terms definitive agreements with respect to any material acquisition can be reached or necessary Anti-Monopoly Office approvals can be obtained.

    SERVICES AND FEES

    The Company charges cable television subscribers an initial installation fee and fixed monthly fees for their choice of service tiers and for other services such as premium channels and rental of remote control devices. The Company currently offers three tiers of cable television service: a Basic Tier throughout the Company's cable television systems, and Broadcast and Intermediary Tiers in selected areas of Poland. At December 31, 1997, approximately 79% of the Company's subscribers received the Basic Tier, approximately 4% received the Intermediate Tier and approximately 17% received the Broadcast Tier of service.

    BASIC TIER. The Company currently delivers approximately 18 to 45 channels to its cable television subscribers on its Basic Tier, which generally include all Polish terrestrial broadcast channels, most major European satellite programming legally available in Poland, regional and local programming and, on most of its cable networks, its proprietary Polish-language channel, Atomic TV. The Basic Tier costs approximately $3.42 to $6.01 per month (excluding charges for premium channels) depending on location. The channels currently offered or proposed to be offered by the Company to its Basic Tier subscribers vary by location and in most of the Company's major markets include twelve Polish-language channels (including Atomic TV), eleven English-language channels, nine German-language channels, five French-language channels, two Spanish-language channels, one Italian-language channel, one Russian-language channel, and one Swedish-language channel (though the Company intends to close some of these channels with the launch of Wizja TV across its cable networks) as follows:

CHANNEL                      DESCRIPTION                                             LANGUAGE
---------------------------  ------------------------------------------------------  ---------------------------
Wizja TV(1)                  Programming platform                                    Polish

TVP1                         State-owned terrestrial general entertainment           Polish

TVP2                         State-owned terrestrial general entertainment           Polish

Formula 11                   Regional state-owned terrestrial general entertainment  Polish

TV POLONIA                   State-owned satellite general entertainment             Polish

Polsat                       Terrestrial and satellite general entertainment         Polish

TVN                          Terrestrial and satellite general entertainment         Polish

Nasza TV                     Terrestrial and satellite general entertainment         Polish

PTK 1(2)                     Cable information                                       Polish

PTK 2(2)                     Cable general entertainment                             Polish

Atomic(3)                    Satellite music                                         Polish

RTL7                         Satellite general entertainment                         Polish

Eurosport                    Satellite sports                                        English/Polish(4)

Polonia 1                    Satellite general entertainment                         Polish

Discovery(5)                 Satellite documentaries                                 English/Polish(6)

Planete                      Satellite documentaries                                 French/Polish(4)

CNBC                         Satellite general entertainment                         English

ONYX                         Satellite music                                         German

TNT/Cartoon Network          Satellite general entertainment and cartoons            English

MTV(5)                       Satellite music                                         English

NBC/Super Channel            Satellite general entertainment                         English

CNN                          Satellite news and information                          English

CMT-Europe(2)(5)             Satellite country music                                 English

Euronews                     Satellite news                                          English

BBC World                    Satellite news and information                          English

BBC Prime(5)                 Satellite general entertainment                         English

ARD 1                        Satellite general entertainment                         German

SAT 1                        Satellite general entertainment                         German

RTL 2                        Satellite general entertainment                         German

3SAT                         Satellite general entertainment                         German

PRO 7                        Satellite general entertainment                         German

n-TV                         Satellite news and information                          German

Deutsche Welle               Satellite news and information                          German

DSF                          Satellite sports                                        German

CHANNEL                      DESCRIPTION                                             LANGUAGE
---------------------------  ------------------------------------------------------  ---------------------------
VIVA                         Satellite music                                         German

M6                           Satellite general entertainment                         French

TV 5                         Satellite general entertainment                         French

MCM                          Satellite music                                         French(4)

Muzzik                       Satellite music                                         French(4)

Galavision                   Satellite general entertainment                         Spanish

TVE                          Satellite general entertainment                         Spanish

RAI UNO                      Satellite general entertainment                         Italian

Ostankino                    Satellite general entertainment                         Russian

FEM                          Satellite general entertainment                         Swedish

------------------------

(1) The channels offered on Wizja TV, which will include both basic and premium, will become available to the Company's cable subscribers beginning April 18, 1998.

(2) The Company plans to close these channels subsequent to the launch of Wizja TV.

(3) Atomic TV became available as a separate digitally delivered satellite channel during the second quarter of 1997.

(4) Limited amount (at least three hours per day) of Polish-language commentary, with audio encryptions.

(5) Encrypted signal.

(6) Limited amounts of Polish subtitles.

    With the launch of Wizja TV on April 18, 1998, all of the Wizja TV programming, except for premium channels such as Wizja 1 and HBO, will become part of the Basic Tier. The monthly price for the Basic Tier will increase in amounts varying from region to region, ranging from approximately $1 to approximately $2 per month. The Company intends to close some of the channels that are currently offered by the Company to its Basic Tier subscribers subsequent to the launch of Wizja TV.

    INTERMEDIATE TIER. The Intermediate Tier offers approximately 17 to 24 channels for monthly fees of approximately $1.32 to $3.40. The Intermediate Tier is designed to compete with SMATV operators on a basis of price, using a limited programming offering. The channels currently offered by the Company to its Intermediate Tier subscribers vary by location.

    BROADCAST TIER. The Broadcast Tier offers 4 to 6 terrestrial broadcast channels with clear reception for monthly fees of up to approximately $0.86. Receiving a high-quality signal over the air can be a problem in Poland and many cable television subscribers would otherwise have to depend on antenna broadcast reception, which tends to have poor signal quality and considerable outages caused by neglect and equipment age. The Broadcast Tier is often used by the Company to establish a relationship with co-op authorities. In some cases, the Company will offer the Broadcast Tier at a nominal monthly charge to all residents within a co-op authority's jurisdiction in return for a long-term exclusive contract to provide cable services. In such cases, the Broadcast Tier is utilized as a marketing vehicle to attract subscribers to the Company's cable systems and subsequently to convert them to higher-tier subscribers. Polish regulations regarding the order in which channels can be added to cable systems mean that most Broadcast Tiers only broadcast public television programs, which are required by Polish law to be the first channels carried on any Polish cable television system.

    PREMIUM AND OTHER SERVICES. For an additional monthly charge, certain of the Company's cable networks currently offer two premium television services--HBO and Canal+--to customers on a monthly basis. With the launch of Wizja TV, the premium channels, such as Wizja 1, HBO, and Canal+, will each be offered to cable customers for an additional monthly charge. The Company plans to create additional premium channels that will also be offered to cable customers for an additional charge.

    Other optional services include additional outlets and stereo service, which enables a subscriber to receive 12 or more radio channels in stereo. Cable television subscribers who require the use of a tuner to receive certain of the Company's cable services are charged an additional fee of approximately $1.10 per month. Installation fees vary according to the type of connection required by a cable television subscriber. The standard initial installation fee is approximately $28 to $35 in MDUs and approximately $91 to $75 for single family dwellings.

    PRICING STRATEGY. Prior to December 1996, the Company's cable television pricing strategy was designed to keep its profit margin relatively constant in U.S. Dollar terms in more mature systems and to increase rates in more recently acquired or rebuilt systems. The Company has historically experienced annual churn rates of less than 10%, and has been able to pass on the effects of inflation through price increases. In 1997, the churn rate increased to 12.2%, though it would have been 9.8% had the Company not disconnected approximately 17,000 non-paying subscribers in one of its rebuilt networks. The Company expects that it may continue to experience increases in its churn rate above historical levels during the implementation of its current pricing strategy, which commenced in January 1997 and is designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. Dollar terms. With the launch of Wizja TV on April 18, 1998, all of the Wizja TV programming, except for premium channels such as Wizja 1 and HBO, will become part of the Basic Tier. See Programming--The Wizja TV Programming Platform. The monthly price for the Basic Tier will increase in amounts varying from region to region, ranging from approximately $1 to approximately $2 per month. The Company intends to close some of the channels that are currently offered by the Company to its Basic Tier subscribers subsequent to the launch of Wizja TV.

    The Company generally receives a premium for its cable television services over the prices charged by its competitors, particularly poor-quality SMATV operators. Despite its generally higher price levels, the Company has achieved significant growth in penetration and market share while maintaining relatively low annual cable television churn rates. The Company believes its ability to successfully command higher prices reflects its higher levels of customer service, broader selection of quality programming and the greater technical quality of its cable television networks. Although poor-quality SMATV operators often offer services at lower prices than the Company, the Company believes that the enforcement of technical standards and of copyright laws in Poland will require such operators to rebuild or upgrade their systems as necessary to comply with technical standards and pay for programming that is currently being obtained free of charge. The Company believes that these trends will improve its competitive position by forcing poorly capitalized competitors to sell their networks to better capitalized competitors such as the Company or cease operations altogether.

    Cable television subscribers are billed monthly in advance and, as is customary in Poland, most of the Company's customers pay their bills through their local post office or bank. The Company has strict enforcement policies to encourage timely payment. Such policies include notices of late payment, visits from service personnel, and ultimately, disconnection for nonpaying customers 60 days after a bill becomes past due. The Company's system architecture in most networks enables it to promptly shut off service to nonpaying customers and is designed to reduce non-authorized use of its cable systems. The Company does not consider bad debt to be material to its operations. The Company's bad debt expense has historically averaged 1.3% of revenue.

    SALES AND MARKETING

    As an early entrant in the post-Communist market in Poland, the Company has had over seven years of experience in introducing, developing and refining marketing, sales and customer service practices in the diverse and rapidly developing Polish economy, which it believes is a competitive advantage in attracting and retaining cable subscribers. The Company's sales and marketing process is divided into four segments: operating area development, new market sales, remarketing sales and customer service.

    OPERATING AREA DEVELOPMENT. The operating area development process in Poland is very different from that in Western cable television markets, because a Polish cable operator's geographic build is dependent on reaching agreements with individual co-op authorities rather than upon the issuance of an operating area development permit for a region by the government. The co-op authorities make decisions on behalf of the residents, including decisions as to the carriers of cable television. The Company's operating area development process begins with targeting an MDU, is followed by negotiations with the relevant co-op authority, and ultimately involves reaching an agreement with the co-op authority to allow construction and installation of the cable television network. The Company's strategy is to identify those geographic areas and housing estates with the most favorable demographic characteristics, highest population densities and lowest levels of competition from other cable operators.

    NEW MARKET SALES. After an agreement with a co-op authority has been reached and construction of the cable network infrastructure has been completed, the Company focuses its efforts on direct, door-to-door sales to individual households. While the Company utilizes advertising in a variety of media (including television, radio, newspapers, magazines, co-op and association publications, billboards, bus shelter posters and taxi placards) to build general awareness and recognition of the advantages of its cable television services, direct sales is the primary focus of the Company's marketing efforts. The distribution of promotional materials (via direct mail, leaflets and door hangers) begins several days in advance of the arrival of the Company's sales force. The materials provide for telephone and mail response, but are designed so that the potential customer expects a direct sales visit. The Company's sales force consists of native Poles who are trained in professional sales skills, personal interaction, product knowledge and appearance. All sales persons are compensated by direct sales commissions and incentive bonuses. Such employees are hired, trained and managed by Company managers whose incentive compensation is tied directly to sales results. New market sales tend to be highly seasonal, with the fourth calendar quarter being the most active sales period.

    REMARKETING SALES. After new areas have been marketed, Company remarketing efforts focus on attracting new subscribers and selling additional products and services, such as premium channels and stereo services, to existing subscribers. Direct door-to-door remarketing sales are enhanced through advertising on the Company's proprietary channels, bill inserts, door hangers, coupons, prizes and contests, as well as advertising in other media accessible to the general public. Company-wide remarketing campaigns are conducted quarterly and seasonal promotions coincide with holidays and cultural events. Sales persons are entitled to additional incentive commissions for remarketing sales.

    CUSTOMER SERVICE. By implementing a Western-style customer care program that includes such features as courteous customer service representatives, prompt responses to service calls and overall reliability, the Company has introduced a quality of service generally not found in Polish consumer markets. The Company generally guarantees service within 24 hours of a subscriber request. The Company is in the process of establishing a customer service facility within the Call Center for both the cable and D-DTH businesses. The Call Center will provide telemarketing and sales and service support and will include a specialized billing software with on-line real time access to customer accounts, designed to provide better access to customer information and improve customer service. The Call Center is currently operational for cable customers in the Katowice regional cluster and is expected to be operational for all cable customers by the end of 1998 and for D-DTH customers in April 1998.

    The Company believes that its customer care program gives it a distinct competitive advantage over other cable providers in the Polish market, has contributed to the Company's low churn rate and has been a primary motivation for consumers to select the Company as their cable television provider when provided with a choice.

    TECHNOLOGY AND INFRASTRUCTURE

    The Company believes the fiber-optic cable television networks that it has constructed, which serve approximately 60% of its homes passed, are among the most technologically advanced in Poland and are comparable to modern cable television networks in the United States. All of the Company's networks that have been constructed by the Company have bandwidths of at least 550 MHz, with one network as high as 1 GHz. New portions of the networks which are currently being constructed are being designed to have minimum bandwidths of 860 MHz. The Company's goal is to upgrade any portions of its cable television networks that have bandwidths below 550 MHz (generally acquired from other entities) to at least 860 MHz in an effort to reduce the number of headends and parts inventory required in the networks. The Company uses fiber-optic and coaxial cables, electronic components and connectors supplied by leading Western firms in its cable television networks.

    The Company's cable television networks, in most cases, use a hybrid-fiber-coax, 500 home node design. The Company uses a switched-star configuration for its cable television networks by installing a discreet drop cable which runs from a secure lockbox to each home (as opposed to a loop system which feeds multiple homes from a single cable), allowing the Company to more efficiently disconnect non-paying customers, add or remove service options to individual homes and audit its systems to detect theft of signal. Where required, high-quality tuners are used in cable television subscriber homes.

    The Company's cable television networks were constructed with the flexibility and capacity to be cost-effectively reconfigured to offer an array of interactive and integrated entertainment, telecommunications and information services, including combined telephone and cable television services and digital data transmission, if the Company decides to pursue such ancillary sources of revenue in the future. The Company's systems provide excess channel capacity and are designed to maximize reliability. Most of the Company's cable networks currently have the ability to carry 40 to 60 television channels. The Company operates its systems at approximately 49% to 69% of channel/bandwidth capacity. Two-way capability can be added to most of the Company's networks at limited cost to provide addressable and interactive services in the future. The cable television networks constructed by the Company meet or exceed the technical standards established by Polish regulatory authorities, and the Company's policy is to upgrade as rapidly as possible substandard cable television networks obtained in acquisitions.

    The Company has been able to avoid constructing its own underground conduit in certain areas by entering into a series of agreements with regional and local branches of the Polish national telephone company ("TPSA") which permit the Company to use TPSA's conduit infrastructure for an indefinite period of time or for periods up to 20 years. The Company also has agreements to undertake joint construction with TPSA and other utilities for new conduits in certain areas. These agreements represent a major advantage to the Company since they permit the Company to minimize the costly and time-consuming process of building new conduit infrastructure where TPSA conduit infrastructure exists and provide for joint construction with TPSA and other utilities of conduit infrastructure where none currently exists. At December 31, 1997, approximately 60% of the Company's cable television plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA for the use of such conduits permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause. Generally speaking, TPSA may terminate a conduit agreement immediately if: (i) the Company does not have a valid permit ("Permit") from Polish State Agency of Radio Communications ("PAR") authorizing the construction and operation of a cable television network in a specified geographic area covering the subscribers to which the conduit delivers the signal; (ii) the Company's cable television network serviced by the conduit does not meet the technical specifications required by the Communications Act of 1990, as amended (the "Communications Act"); (iii) the Company does not have a contract with the co-op authority allowing for the installation of the cable network; or (iv) the Company fails to pay the rent required under the conduit agreement. At December 31, 1997, approximately 75,000, or 10%, of the Company's total subscribers were serviced by conduits leased from TPSA for which one or more of these provisions were applicable, so TPSA was legally entitled to terminate the conduit agreements covering these subscribers immediately. Any termination by TPSA of such contracts could result in the Company losing its Permits, the termination of agreements with co-op authorities and programmers, and an inability to service customers with respect to the areas where its networks utilize the conduits that were the subject of such contracts.

    The Company estimates that at the end of December 1997 it had over 3,536 kilometers of cable television plant constructed and that the fiber-optic backbone of its networks was substantially complete. The Company expects that its future capital expenditures for the cable business will consist primarily of capital needed for the incremental addition of new MDUs and cable television subscribers to its existing networks for the build-out or rebuilding associated with the acquisition of new cable television systems, and for other capital costs in connection with such acquisitions. From its existing infrastructure base, the Company's incremental build cost to add an adjacent MDU or additional MDU subscribers to existing networks averages approximately $200 per MDU subscriber. (MDU subscribers represent more than 95% of the Company's total subscribers.) The Company believes that several primary factors contribute to its favorable cost structure. The significant density of homes per kilometer of cable plant in the Company's core markets and the Company's conduit agreements substantially reduce its build costs. Moreover, the Company believes that the size of its construction program allows it to negotiate attractive construction labor contracts and discounts on materials.

D-DTH

    The Company intends to expand its distribution capacity by launching on April 18, 1998 a complementary D-DTH broadcasting service for Poland, targeted at homes that are not subscribers to the Company's cable service. The programming to be provided will be Wizja TV. The Company believes that its multi-channel Polish-language D-DTH service will be the first D-DTH service available in Poland. The Company's D-DTH service will be broadcast to Poland from its transmission facilities in Maidstone, United Kingdom.

    D-DTH ROLL OUT STRATEGY

    The Company's D-DTH roll out strategy is to lease D-DTH Reception Systems to up to 500,000 targeted initial subscribers at a price significantly decreased by promotional incentives. This strategy is designed to achieve high penetration of the Polish market. The launch of the D-DTH service will be supported by the Company's development of Wizja TV, which the Company believes will respond to the strong demand for high-quality Polish-language programming in Poland.

    The Company plans to broadcast digital programming from its Maidstone transmission facility in the United Kingdom through the Company's uplink facilities to one of three transponders leased by it on the Astra 1F and 1G satellites, which will then transmit the signals back to the D-DTH Reception Systems of the Polish subscribers and to the Company's cable networks and also to the cable headends of cable operators, if any, having distribution agreements with the Company.

    The Company believes that its multi-channel D-DTH service will be among the first digital television platforms launched in Europe and will be the first D-DTH service available in Poland. D-DTH systems use medium or high-power satellites to deliver signals to satellite dish antennae at homes, hotels and apartment buildings. In contrast to MMDS signals, which are locally transmitted, a D-DTH satellite footprint can cover large land areas. Among the advantages of a D-DTH system are: (i) it significantly decreases the cost of transmitting a channel, because of its ability to transmit more channels from one transponder,
(ii) the additional capacity available from digital compression enables the Company to offer a much wider range of programming, sports and film channels, which the Company believes will lead to increased demand for its services, (iii) digital technology also provides enhanced picture and sound quality and allows interactive features, such as an electronic programming guide ("EPG"), which are not available using A-DTH technology, and (iv) it allows the Company to reach homes in the Polish market that are not passed by the Company's cable networks. The disadvantages of D-DTH systems presently include (i) limited ability to tailor local programming packages to serve different geographic markets in Poland, (ii) line-of-sight restrictions (although less than for multi-channel multi-point distribution systems "MMDS"), and (iii) intermittent interference from atmospheric conditions and terrestrially generated radio frequency noise.

    DTH SERVICES AND FEES

    With the introduction of its D-DTH service, the Company aims to provide Polish viewers with a wider selection of high-quality Polish-language programming. The Company expects its D-DTH service to provide potential subscribers with an attractive alternative to A-DTH services and cable offerings.

    The Company plans to commence transmitting Wizja TV across its cable networks and on its D-DTH system on April 18, 1998. Wizja TV's initial channel line-up will include three channels, Atomic TV, Wizja 1 and Wizja Pogoda, that are owned and operated by the Company, and 12 channels that are produced by third parties. Wizja 1 will be a premium general entertainment channel showing movies, sports, series and children's programming. Atomic TV is a Polish-language music television channel, targeting 14 to 29 year olds. Atomic TV began to broadcast via satellite in April 1997 across the cable networks of the Company and other cable operators. Atomic TV is currently distributed to more than 900,000 cable subscribers, and the Company believes that based on distribution it is the leading music television channel in the Polish market. Wizja Pogoda will be the Company's Polish-language weather channel. The Company expects to expand Wizja TV's initial channel line-up to include additional basic and premium channels, including the Company's proprietary Wizja Sport channel, and eventually to introduce tiered packages containing a variety of combinations of 21 or more channels. This expansion is dependent on a number of factors, some of which are outside the Company's ability to control or predict, including the market acceptance of D-DTH services, the Company's ability to secure rights to high-quality, high-demand programming (either internally produced or from third parties), the availability of digital transmission satellite capacity, as well as the introduction of competing service offerings by its present or future competitors.

    The Company expects to be able to offer an event pay per view service to its D-DTH subscribers by early 1999. The Company expects to offer certain recently released feature films and sports and other live events on such a service.

    The Company expects that its D-DTH services will also include an EPG, an interactive service which will allow the Company to communicate with subscribers with respect to movie, sports event and channel promotions and subscriptions. In addition, the EPG will be linked to the Company's proposed Wizja TV subscriber magazine. The digital nature of the Company's D-DTH signals will also allow the Company to offer stereo audio channels to its subscribers in the future. The Company believes that in the future it will be able to provide its D-DTH customers with additional value-added services, including interactive television, pay per view, near-video-on-demand, data transfer and services related to electronic banking, should the Company decide to pursue such ancillary sources of revenue in the future.

    PRICING STRATEGY. The Company intends to initially charge its D-DTH subscribers an up-front fee of $123, which includes installation, one year's subscription for channels and D-DTH Reception System rental. For additional monthly fees of $1.00 and $5.00, respectively, subscribers will be able to receive premium services such as Wizja 1 and HBO. After the first year of service, subscribers will be required to pay a quarterly fee of approximately $38 in advance for the service plus separate amounts to receive premium services such as Wizja 1 and HBO. The Company will retain ownership of the D-DTH Reception Systems.

    SALES AND MARKETING

    To promote the launch of Wizja TV on its D-DTH system, the Company has commenced a $20 million nationwide marketing campaign, which the Company believes will be the largest single-year product launch expenditure to date in Poland. The marketing campaign will take place primarily on terrestrial television, press, radio and outdoor poster sites. The Company's paid advertising spots will exhibit starting April 4, 1998 and the Company will begin distributing its D-DTH service on April 18, 1998, with an aim to establishing a base of approximately 500,000 initial subscribers within the first year of operation. The Company believes that it will be able to draw upon its extensive internal experience in the Polish cable television business to support the introduction, development and marketing of its D-DTH service.

    Philips, a leading electronics manufacturer and, through its Polish affiliates, the largest electronics retailer in Poland, has agreed to supply the Company with D-DTH Reception Systems for up to 500,000 initial subscribers to the Company's D-DTH service. Philips has also agreed to distribute, install and service the Company's D-DTH Reception Systems through more than 1,000 Philips authorized electronics retailers located throughout Poland. Philips has operated in Poland since 1921 and through an affiliate since 1991 and has experience introducing new products to the Polish market through its extensive retail network. In addition, Philips has supplied an end-to-end product package for MEASAT's D-DTH Service in Malaysia, utilizing CryptoWorks-Registered Trademark-technology similar to that to be used in the Company's D-DTH service. Philips has also provided an end-to-end package for Canal + for its DTH networks in several European countries, other than Poland.

    The Company has designed a customer service program which is intended to produce a high level of customer satisfaction and to minimize churn rates. As part of this strategy, the Company is in the process of establishing a customer service facility within the Call Center for both the cable and D-DTH businesses. The Call Center will provide telemarketing and sales and service support. The Call Center is currently operational for cable customers in the Katowice regional cluster and is expected to be operational for all cable customers by the end of 1998 and for D-DTH customers in April 1998. The Company believes this will allow it to offer a high level of customer service at relatively low cost to its new D-DTH subscribers.

    The Company's D-DTH service will target homes that are not subscribers to the Company's cable television service. The Company does not believe that there would be much incentive for the Company's existing cable subscribers to switch from the Company's cable service to its D-DTH service, because with their cable service they will be able to enjoy equally good signal quality, access to the same Wizja TV programming, and more total channels than the D-DTH service will offer, at a monthly cost that will, in most cases, be comparable to that of the D-DTH service and without the need for investing any funds for installation of D-DTH Reception Systems. However, the Company will be disadvantaged to the extent that any existing cable subscribers do switch to the D-DTH service, to the extent that they are among those subscribers who will receive promotional incentives from the Company to significantly decrease the price of the D-DTH Reception Systems, and to the extent that they do not substantially increase the amount of their monthly fees payable to the Company.

    TECHNOLOGY AND INFRASTRUCTURE

    The Company's D-DTH service, digital video, audio and data will be encoded, processed, compressed, encrypted, multiplexed (i.e., combined with other channels), modulated (i.e., applied to the designated carrier frequency for transmission to satellite) and broadcast from its transmission facilities in Maidstone, United Kingdom to geosynchronous satellites which receive, convert and amplify the digital signals and retransmit them to earth in a manner that allows individual subscribers to receive and be billed for the particular program services to which they subscribe.

    TRANSMISSION AND UPLINK FACILITIES. The channels available on the Company's D-DTH service will include the Company's own proprietary channels and channels from third parties originating from a number of sources in Poland, the United Kingdom and elsewhere. Most program localization to be undertaken by the Company, which will principally consist of adding voiceovers or dubbing into Polish for the Company's proprietary channels on Wizja TV, will occur in Poland. For most of the channels on Wizja TV, localization, editorial control and program packaging will be the responsibility and at the cost of the channel supplier. The channels provided by third parties will be delivered in tape format, through a landline or will be backhauled (i.e., transmitted via satellite or other medium) to the Company's transmission facility in Maidstone for broadcasting to Poland.

    The Company has a 5 year agreement with British Telecommunications plc ("BT") for the provision and maintenance of uplink equipment at Maidstone. Other than the BT uplink equipment, the Company owns all the required broadcasting equipment at its transmission facility in Maidstone. Once the Company's programming is ready for transmission, it will be uplinked to the Company's transponders on Astra satellites 1F and 1G. The Company's D-DTH signal will be beamed by these satellites back to earth and may be received in Poland by those who have the appropriate dedicated satellite reception equipment and who have been connected by the Company to its D-DTH service as subscribers. The signal will also be received by the Company's own cable headends, and also by the cable headends of other cable operators, if any, having distribution agreements with the Company. Once the D-DTH signal has been received at the headends, the signal will be transmitted by cable to those who have been connected by the Company to its cable service as subscribers or connected by such other cable operators, if any, to their own cable systems.

    The Company has concluded an agreement with Philips providing for Philips to be the exclusive supplier to the Company of the first 500,000 D-DTH Reception Systems in connection with the launch of the Company's D-DTH service in Poland, and for Philips not to distribute any other digital integrated receiver decoders ("IRDs") under the Philips' trademark in Poland until September 1, 1999 or any earlier date on which the Company has secured 500,000 initial subscribers to its D-DTH service in Poland. The Company's agreement with Philips provides that after such period the Company may license a second or third supplier of IRDs in addition to Philips, and Philips shall license its CryptoWorks-Registered Trademark- technology to such second or third suppliers for the Polish market. Although the agreement with Philips provides a means by which the Company could obtain a second and third supplier for all or part of its future requirements for D-DTH Reception Systems, the Company does not have any sources for obtaining conditional access systems compatible with the IRDs other than Philips and future licensees of Philips, and there can be no assurance that the Company will be able to secure a second or third supplier for all or part of its future D-DTH Reception Systems requirements.

    Any new D-DTH broadcaster wishing to commence the operation of an encrypted pay television service within Poland would need to obtain a license from Philips to use CryptoWorks-Registered Trademark- (after the exclusive license of CryptoWorks-Registered Trademark- for Poland granted to the Company ends) or acquire an alternative encryption and conditional access technology and build its own decoder base capable of receiving transmissions encrypted using such technology. If a competitor obtained a license from Philips, it could contract with the Company for access to the installed encryption decoder base utilized by the Company.

    Transmissions using conditional access technology are encrypted prior to being uplinked to satellites. The signal from the satellite is received by a subscriber through IRDs and a satellite receiving dish and related equipment (the outdoor unit or "ODU"), and is decrypted via a smartcard inserted into a decoder, which is usually integrated with a receiver into the IRD and connected to a viewer's television set. A smartcard is a plastic card, usually the size of a credit card, carrying an embedded computer chip that implements the secure management and delivery of decryption keys necessary to descramble pay television channels and thereby enable and disable viewing according to whether the subscriber is authorized to receive a particular service. The smartcard receives instructions as to whether to enable, disable, upgrade or downgrade a subscriber's level of service via the datastream sent to the decoder within the broadcast signal. The encryption codes contained in the smartcards can be updated via over-the-air addressing or physically replaced.

    The delivery of subscription programming requires the use of encryption technology to prevent signal theft or "piracy." Historically, piracy in the cable television and European A-DTH industries has been widely reported. The Company's IRD's incorporate Philips' CryptoWorks-Registered Trademark-proprietary encryption technology as part of its conditional access system. These IRDs use smartcard technology, making it possible in the event of a security breach to change the conditional access system either through over-the-air methods by issuing new electronic decryption "keys" over-the-air as part of the Company's regular D-DTH broadcasts or by issuing new smartcards. To the Company's knowledge, there has not been a breach of CryptoWorks-Registered Trademark- since its introduction in Malaysia in 1996. To the extent a breach occurs, however, the Company will take countermeasures, including over-the-air measures, and if necessary the replacement of smartcards. Although the Company expects its conditional access system, subscriber management system and smartcard system to adequately prevent unauthorized access to programming, there can be no assurance that the encryption technology to be utilized in connection with the Company's D-DTH system will be, or remain, effective. If the encryption technology is compromised in a manner which is not promptly corrected, the Company's revenue and its ability to contract or maintain contracts for programming services from unrelated third parties would be adversely affected.

    Although the Company believes that the Astra satellites, CryptoWorks-Registered Trademark- encryption technology and the IRDs together constitute a reliable, end-to-end cost-effective D-DTH system, certain other large European providers of D-DTH services have selected different satellites, encryption technology and decoders. If another satellite, encryption technology or decoder becomes the preferred standard in Poland, or if Poland enacts regulations regarding such technology or decoders, such a development could adversely impact the Company's ability to attract and retain subscribers. Such a development could force the Company to switch its suppliers, thus causing confusion for existing and potential subscribers, delays in providing subscribers with decoders and significant unexpected costs.

    SATELLITES. The Company expects to broadcast all of its proprietary programming and that of third party programmers from its transmission facility in the United Kingdom by cable to an earth station transmitting antenna (an "uplink"), which will be located at its Maidstone site. The uplink facility will transmit the Company's programming signal over an orbiting satellite transponder to cable system headend receiving antennae and D-DTH subscribers' reception equipment throughout Poland. The Company has been studying and discussing with relevant Polish authorities the feasibility of locating its uplink and production facilities in Poland and applying for Polish broadcasting licenses necessary to engage in such activities.

    In March 1997, the Company entered into contracts with Societe Europeanne des Satellites ('SES"), a Luxembourg company in which the Government of Luxembourg controls a significant interest, for the lease of three transponders on two satellites, Astra 1F and 1G. Although the Company originally leased a transponder on the Astra 1E satellite, SES has exercised its right to provide the Company with a transponder on another Astra satellite provided the replacement transponder has the same polarization, bandwidth and uplink and downlink frequencies. Accordingly, the Company believes the change from the transponder on Astra 1E to Astra 1G will have no material effect on its business. The leases for the two transponders on the Astra 1F satellite and the transponder on the Astra 1G satellite will expire in 2007. All three transponders are currently operational and available to the Company. Aggregate charges for each transponder are capped at $6.75 million per year for each transponder and $200 million for all three transponders for the term of the contract, but either party may terminate any or all of the transponder leases on six months' prior notice if the Company has not Targeted the Polish DTH Market prior to January 1, 1999. "Targeted the Polish DTH Market" means the Company has a license or permit for its D-DTH activity and is actively promoting D-DTH reception by ensuring availability in Poland of IRDs. If all of the leases had been so terminated at December 31, 1997, the aggregate charges under the leases would have approximated $8.7 million. However, the Company expects to satisfy these criteria with the launch of its D-DTH service throughout Poland on April 18, 1998. The Company's transponder leases provide that the Company's rights are subject to termination in the event that SES's franchise is withdrawn by the Luxembourg Government.

    The Company has been designated a "non-pre-emptible customer" under each of its relevant transponder leases. As a result, in the event of satellite or transponder malfunction, the Company's use of its transponders cannot be suspended or terminated by a broadcaster which has pre-emption rights permitting it to gain access to additional transponders in preference to certain other Astra customers. The Company is not, however, a "protected customer" under the relevant transponder leases and, in the event of a failure of one or more of the transponders leased by it, the Company would not be able to pre-empt any other transponder customer. The operation of the Astra satellites is outside the control of the Company, and a disruption of the transmissions could have a material adverse effect on the Company, depending upon its duration. While the Company has sufficient channel capacity to initiate its planned D-DTH service and to add approximately 6 to 9 additional channels on the three transponders to which it currently has access, the ability of the Company to have more than 21 to 24 channels on its D-DTH programming platform beyond that point will depend upon its ability to obtain access to additional transponder capacity on the Astra satellites or other favorably positioned satellites or an improvement in the digital compression techniques. Due to the high cost of insurance policies relating to satellite operations, the Company does not insure against possible interruption of access to the transponders leased by it for satellite transmission of its Programming Platform.

PROGRAMMING

    The Company believes that there is significant unsatisfied demand in the Polish market for high-quality Polish-language programming and that the quality and variety of Polish-language programming offered is a critical factor in building and maintaining successful multi-channel pay television systems in Poland. The principal programming objective of the Company is to develop and acquire high-quality Polish-language programming that can be commercially exploited throughout Poland through D-DTH and cable television exhibition and advertising sales. The Company intends to use Wizja TV to increase the penetration rate for its cable television networks and its D-DTH system and to increase per subscriber revenue from its cable systems. The Company also expects to distribute Wizja TV on a wholesale basis to other cable operators in Poland.

    The Polish television industry, like those in many emerging markets, currently relies primarily on programming from foreign sources (translated or dubbed into Polish) and limited local broadcasting alternatives.

    PROGRAMMING STRATEGY

    The Company's programming strategy is focused on the development and acquisition of high-quality Polish-language programming. The Company's programming strategy is based upon four elements.

    ESTABLISH AND EXPAND PROGRAMMING PLATFORM. The Company plans to commence transmitting Wizja TV across its cable networks and on its D-DTH system on April 18, 1998. Wizja TV's initial channel line-up will include three channels, Atomic TV, Wizja 1 and Wizja Pogoda, that are owned and operated by the Company, and 12 channels that are produced by third parties. The Company expects to expand Wizja TV's initial channel line-up to include additional basic and premium channels, including the Company's proprietary Wizja Sport channel, and eventually to introduce tiered packages containing a variety of combinations of 21 or more channels.

    DEVELOP AND EXPAND PROPRIETARY CHANNELS. Wizja TV will initially contain three channels owned by the Company, including Wizja 1, Atomic TV and Wizja Pogoda. The Company intends to establish Wizja 1 as its primary channel for developing additional proprietary entertainment channels. New entertainment ideas will be introduced to the market on Wizja 1 and, if successfully received, will be used as the basis for additional proprietary channels. Atomic TV, a Polish-language music television channel targeting 14 to 29 year olds, commenced broadcasting in April 1997 across the cable networks of the Company and other cable operators. The Company intends to add Wizja Sport, the Company's proprietary all-sports programming channel, as a basic channel by the end of 1998. The Company intends to develop and expand its sports programming through Wizja Sport in the same way that it intends to expand its entertainment programming through Wizja 1. The Company will distribute Wizja Pogoda, a proprietary Polish-language weather channel, as a basic channel. In addition, to develop additional proprietary programming, the Company has entered into and intends to enter into joint ventures and other similar arrangements with other programming companies.

    CONTROL CONTENT. The Company believes that the programming on Wizja TV will provide it with a significant advantage over competitors, and therefore the Company's strategy is to secure exclusive rights to as much high-quality Polish-language programming as is commercially feasible. The Company has secured and is in the process of securing certain exclusive Polish pay television rights to channels and events covering what it believes are the most important programming genres to viewers in the Polish market, including movies, sports, children's programming, documentaries and music. The Company intends to continue to use exclusive agreements, where practicable, in expanding the programming available on Wizja TV, which the Company will distribute across its cable networks and D-DTH systems and will also distribute on a wholesale basis to other cable operators in Poland.

    USE PROGRAMMING TO DRIVE DISTRIBUTION. The Company intends to use its programming to increase penetration of its pay television distribution businesses. Wizja TV is intended to be the primary selling point of the Company's D-DTH service. The Company believes that its programming will be a significant factor in increasing the penetration of its cable and D-DTH systems and in increasing per-subscriber revenue from its cable networks.

    THE WIZJA TV PROGRAMMING PLATFORM

    The Company has secured and is in the process of securing certain exclusive Polish pay television rights to channels and events covering what it believes are the most important programming genres to viewers in the Polish market, including movies, sports, children's programming, documentaries and music. The Company anticipates that at its April 18, 1998 launch, Wizja TV will consist of 15 channels of primarily Polish-language programming.

    The Company has entered into long-term exclusive agreements to broadcast to Poland live coverage of certain sports events, including the Polish national soccer team's away games, certain European matches of Lech Poznan, a Polish Premier League soccer team, European soccer matches, including games involving the Dutch and Portuguese leagues, Polish Speedway League events, European Grand Prix Speedway events, International Skating Union Champion Series ice skating games of three leading teams in the Polish Premier Hockey League, and certain boxing events including local Polish boxing and fights involving Prince Naseem. The Company has also entered into an exclusive agreement to broadcast the Wimbledon tennis tournament to Poland. These events will be carried on Wizja 1, and when it is established, on Wizja Sport. When established, Wizja Sport will initially provide 12 hours of local and international sporting events per week. The Company believes that Wizja Sport will be the first channel in the Polish market principally dedicated to Polish sports programming.

    The Company has signed license agreements with channel suppliers for exclusive pay television distribution to Poland. In some of the agreements, however, the channel supplier may terminate the agreement and/or remove the exclusivity rights if the Company does not achieve specified milestones for subscriber numbers by certain specified dates. In addition, most of the agreements impose certain restrictions on the tiering of the particular channel, which will limit the flexibility of the Company in determining program tiering in the future, and also include provisions whereby the Company agrees to indemnify the channel supplier against any claims, including claims made by governmental authorities, resulting from the exclusive nature of the rights granted or from the tiering restrictions. Some of the agreements require payments based on a guaranteed minimum number of subscribers, and some require payments at the time of execution. At December 31, 1997, the Company was committed to pay approximately $91.8 million in guaranteed minimum payments over the next five years, of which approximately $30.0 million was committed through the end of 1999. Additionally, at March 19, 1998, the Company was committed to pay a further amount of approximately $14.5 million in guaranteed minimum payments over the next five years, of which approximately $7.5 million was committed through the end of 1999. In addition, the Company is continuing to negotiate additional agreements with channel suppliers and sports rights organizations, which agreements if consummated may require the Company to pay additional guaranteed minimum payments and/or payments at the time of execution. In most of the Company's channel agreements, the channel supplier, at its own expense, must localize its programming into the Polish language prior to the launch of Wizja TV. In most of its channel agreements, the Company is required to make payments to the channel supplier on a monthly basis based on the number of subscribers to whom the programming is made available.

    In some of the agreements, the channel supplier may terminate the agreement and/or eliminate the exclusivity rights if the Company does not achieve specified subscriber numbers by certain specified dates. In addition, some of the agreements impose certain limitations, including: (i) the channel must be received by 100% of subscribers to the Company's D-DTH and most of the Company's cable subscribers; (ii) the channel must be provided, under certain restricted circumstances, on a stand alone basis as well as part of a package of programming in certain situations; (iii) the programming which the Company may purchase for Wizja 1 may be restricted; and (iv) distribution of other channels as part of the Company's programming package may be limited. (Consequently, the consummation of an agreement with one channel supplier has had, and may in the future continue to have, the effect of precluding the Company from entering into agreements with other potential channel suppliers.)

    As opportunities permit, the Company intends to expand the channel offerings on Wizja TV. One option under consideration by the Company is adding more thematic channels to its programming platform. Such channels may be based on such themes as sports, movies, news, weather, lifestyle, gameshows or childrens' programming. The Company expects that certain of the additional thematic channels will be proprietary.

    The Company is also negotiating with TVP, the Polish state-owned broadcaster, to retransmit TVP's popular channels on Wizja TV and to establish a joint venture which will develop thematic channels based on original programming and programming licensed from TVP's extensive archives. Any agreement with TVP would be subject to Polish regulatory and other approvals, and there can be no assurance that the Company will be able to enter into an agreement with TVP on satisfactory terms.

    PROPRIETARY PROGRAMMING

    Wizja TV will initially contain three channels that are owned and operated by the Company, Atomic TV, Wizja 1 and Wizja Pogoda. The Company intends to create additional proprietary channels, including Wizja Sport, to be added to the Wizja TV line-up. In addition, the Company has established and intends to continue to establish entities to engage in the production of programming either to be included on the Company's proprietary channels, or to be licensed to the Company for distribution as part of the Wizja TV line-up.

    The Company has established entities to engage in the development and production outside of Poland of Polish-language thematic television channels. Those entities plan to develop programming designed to drive subscriber growth on the Company's cable television networks and on its D-DTH System and increase revenue per cable subscriber. In December 1996, the Company acquired 45% of Ground Zero Media Sp. z o.o. ("GZM"), a joint venture with Polygram, the recording company, Atomic Entertainment LLC, and Planet 24 Production Limited, an independent production company. In February and March 1998, the Company acquired the remaining 55% interest from the GZM stockholders. GZM's only business is the development and production of Atomic TV, a Polish-language music television channel aimed at the 14-29 year old audience. Atomic TV began to be broadcast via satellite on April 7, 1997 across the cable systems of the Company and other cable operators. Atomic TV is currently distributed to more than 900,000 cable subcribers, and the Company believes that based on distribution it is the leading cable television channel in the Polish market.

    In addition, the Company intends to develop Wizja 1 as the primary channel for entertainment and Wizja Sport as the sports channel for its programming platform. Wizja 1 will offer a wide range of Polish-language programming, including full-length feature films, music, lifestyle and childrens' programs, and sports events.

    The Company has also concluded, for exhibition on Wizja 1, program license agreements for high-quality programming from well regarded international film production companies for exclusive first run pay television rights in Poland to films, mini-series and documentaries. The Company has also acquired local Polish programming and is in negotiations to purchase rights for other high-quality programming.

    The Company intends to develop its sports programming through Wizja Sport. The Company has entered into long-term exclusive agreements to broadcast to Poland on Wizja TV certain sports events, including live coverage of the Polish national soccer team's away games, certain European matches of Lech Poznan, a premier Polish soccer team, matches of certain European soccer teams, including teams in Dutch and Portuguese leagues, Polish Speedway League events, European Grand Prix Speedway events, International Skating Union Champion Series ice skating, games of three leading teams in the Polish Premier Hockey League, and certain boxing events including local Polish boxing and fights involving Prince Naseem. The Company has also entered into an exclusive agreement to broadcast the Wimbledon tennis tournament to Poland. These events will be carried on Wizja 1, and when it is established, on Wizja Sport. When established, Wizja Sport will initially provide 12 hours of local and international sporting events per week. The Company believes that Wizja Sport will be the first channel in the Polish market principally dedicated to Polish sports programming.

    Several of the agreements entered into by the Company to secure broadcast rights to sports events give the Company the ability to obtain additional seasons of those sports events, either by way of a right of first refusal or a right of first offer. Most of the sports rights agreements grant the Company exclusive rights to broadcast the sports events live in Poland. The exclusivity in some cases is subject to the ability of the rights owner to grant limited rights to other broadcasters to show the events on a delayed basis. The Company is currently in negotiations with other sports rights holders to purchase the rights to additional local and international sports events.

    In November 1997, the Company purchased 50% of W.P. Twoj Styl Sp. z o.o. ("Twoj Styl"), a Polish company producing, among others, the leading Polish lifestyle magazine, for the purpose of producing Polish lifestyle programming. The Company believes that the combination of its television expertise and Twoj Styl's experience will result in the production of high quality lifestyle television programming, targeting primarily female audiences.

    In February 1998, the Company purchased, for approximately $500,000, an option to buy a 50% plus one share interest in "Polonia" Sportowa S.A., a soccer club in Poland. The purchase option will expire in February 1999. If the Company exercises the option, the purchase price will approximate $4.4 million.

    As opportunities arise in the rapidly developing pay television market in Poland, the Company intends to consider adding more thematic channels to its Programming Platform. In particular, the Company currently intends to create additional thematic channels, such as sports, movies, news, weather, lifestyle, gameshows and childrens' programming. Thematic channels permit subscribers to choose easily the theme of the programming to be viewed at any particular time. The Company will use Wizja 1 as an anchor channel to introduce entertainment and sports programming to the Polish market. Concepts that are well received may become the basis for new channels. For example, Atomic TV, which debuted on a Company-owned proprietary cable channel in the spring of 1996, had generated substantial cable television viewer and advertising interest, and it began to be offered as a separate channel in April 1997.

    In certain instances, the Company has acquired an equity interest in the programming that is produced by third parties and included on Wizja TV. Such an equity investment allows the Company access to the programming in exchange for the Company sharing the costs incurred in the creation of the Polish-language version of the programming. For example, the Company purchased an equity interest in Fox Kids Poland, a children's entertainment channel aimed at an audience in the 4 to 12 age group. The Company expects to continue this practice, and intends to acquire equity interests in a number of programming providers in order to secure additional proprietary programming.

    PREMIUM TELEVISION CHANNELS. In addition to launching its own planned premium channel, Wizja 1, the Company has introduced premium channels supplied by third parties. The Company has introduced a Polish-language version of a premium movie channel to its cable subscribers for an additional monthly fee. Currently, two movie channels are available in Poland, Canal+ and HBO. Both feature movies and also carry, or will carry, live sports and other entertainment. The Company has distributed Canal+ on a non-exclusive basis on its cable networks since entering into a preliminary distribution agreement with Canal+ in October 1995. The Company currently has approximately 7,800 subscribers to the Canal+ service.

    On March 13, 1997, the Company entered into an agreement with Polska Programming, B.V., the HBO broadcasting entity for Poland, to distribute the Polish-language version of HBO, on a non-exclusive basis, throughout its cable networks. HBO launched its Polish-language service in September 1996. The HBO service is priced at a promotional rate of $5.00 per month for a period of six months from the inception of the service in a given market. Thereafter, the service is priced at $6.00 per month. To date, the service had generated significant subscriber interest at these price levels. At December 31, 1997, the service had achieved a penetration rate of 7.5% across the Company's cable networks. The Company began distribution of the HBO service in Warsaw in April and in Gdansk and Krakow in May 1997, and had rolled out such service to most of the Company's remaining cable systems by the end of 1997.

    ADVERTISING. The Company expects to attract significant advertising to its channels as part of the Polish television advertising market, which the Company believes is still relatively underdeveloped, with television advertising expenditures on a per capita basis being lower than in comparable European markets. According to the TV International Sourcebook, at 1995 the current size of the Polish television advertising market was approximately $795 million in 1995. The Company believes that this market is dominated by TVP and Polsat. The Company expects that its channels will provide advertisers new and better targeted outlets in Polish television. In particular, the Company believes that its channels will be attractive to advertisers because of the relatively affluent demographic profile of the Company's subscribers, the focus of the Company on large, high economic growth areas, and the opportunity to target viewers of particular thematic channels with advertisements for appropriate goods and services. Furthermore, the Company's channels will give advertisers local customer access that cannot easily be replicated through any other advertising media. In the majority of the channel agreements, the Company is entitled to at least a 50% share of the net advertising revenue generated in connection with the particular channel, and in some instances the channel supplier is required to contribute to the cost of marketing its channel in Poland. The Company is responsible for selling the advertising for most of the channels. This arrangement will enable the Company to market a package of channels to advertisers in the Polish market and offer them a selection of advertising opportunities for different market segments. In most of the agreements with the channel suppliers, the Company has the right to include on that particular channel, for at least one minute per hour, segments promoting the Wizja TV platform and the other Wizja TV channels. This will enable the Company to implement a comprehensive promotional strategy across the Programming Platform reinforcing the Wizja TV brand. In addition, the Company will produce and mail to its subscribers a monthly subscriber magazine, announcing channel line-ups, programming schedules and special events, and providing further opportunities for promoting Wizja TV and for obtaining revenues from commercial advertisers.

COMPETITION

    The multi-channel pay television industry in Poland has been, and is expected to remain, highly competitive. The Company competes with other cable television operators as well as with companies employing numerous other methods of delivering television signals to the home. The extent to which the Company's multi-channel pay television services are competitive with alternative delivery systems depends, in part, upon the Company's ability to provide a greater variety of Polish-language programming at a reasonable price than the programming and prices available through alternative delivery systems. In addition, advances in communications technology as well as changes in the marketplace and the regulatory environment are constantly occurring. It is not possible to predict the effect that ongoing or future developments might have on the multi-channel pay television industry in Poland.

    The Company believes that competition in the cable television industry is primarily based upon price, program offerings, customer service, and quality and reliability of cable networks. Small SMATV operators are active throughout Poland, and they pose a competitive threat to the Company because they often incur lower capital expenditures and operating costs and therefore have the ability to charge lower fees to subscribers than does the Company. While such operators often do not meet the technical standards for cable systems under Polish law, enforcement of regulations governing technical standards has historically been poor. Although Polish regulatory authorities have recently attempted to improve the enforcement of such laws and regulations, there can be no assurance that they will be enforced. If such laws and regulations are not enforced, these SMATV operators will be able to continue operating with a lower cost structure than that of the Company and thus charge lower fees to subscribers, which may have an adverse effect on the Company's business, results of operations and financial condition. See "Regulation." Regardless of the enforcement of these laws and regulations, the Company expects that SMATV operators will continue to remain a competitive force in Poland. In addition, certain of the Company's competitors or their affiliates have greater experience in the cable television industry and have significantly greater resources (including financial resources and access to international programming sources) than the Company. The largest competitors of the Company in Poland include Aster City, a joint venture between, among others, certain Polish persons, Bresnan Communications, TCI Communications Inc. and certain financial investors, with an estimated 300,000 subscribers, and Multimedia, a Polish entity, with an estimated 110,000 subscribers.

    The Company's cable television business also competes with companies employing other methods of delivering television signals to the home, such as terrestrial broadcast television signals and A-DTH television services, and may in the future compete with MMDS systems and D-DTH services (including the Company's D-DTH service).

    The Company's D-DTH business will compete with traditional cable systems, including its own, and terrestrial broadcast and A-DTH services as well as other potential D-DTH and MMDS services. Canal+ offers a single channel Polish-language pay television service (including A-DTH) and has announced plans to introduce 8 to 11 thematic D-DTH channels in Poland in September 1998. The Company cannot predict whether other European or Polish broadcasters, such as BSkyB, Bertelsmann, Kirch or Polsat, will choose to enter the Polish D-DTH market. Certain of the Company's current and potential competitors, either alone or in joint ventures with other competitors, have either launched or announced plans to launch D-DTH systems for other European countries. Many of the Company's current and potential competitors have significantly greater financial, managerial and operational resources and more experience in the DTH business than the Company. If competing D-DTH services are successfully launched in Poland, they could have a material adverse impact on the Company. There can be no assurance that the Polish market for D-DTH services will be sufficiently large to support competing D-DTH Businesses.

    Pay television services also face competition from a variety of other sources of news, information and entertainment such as newspapers, cinemas, live sporting events, interactive computer programs and home video products such as video cassette recorders. The extent of such competition depends upon, among other things, the price, variety and quality of programming offered by pay television services and the popularity of television itself.

    With respect to its programming business, the Company competes with other television companies, both free-to-air and pay television (including Canal+), for the acquisition of sports rights and most other programming, including the rights to feature films and television series and the right to participate in joint ventures with other creators of programming. With respect to the creation of its own proprietary programming, the Company competes with other programming creators for the hiring of personnel with creative and production talent. To the extent that the Company is precluded from creating or obtaining programming due to exclusive agreements entered into between programming creators and the Company's competitors, the Company will face difficulty in creating or acquiring sufficient high-quality programming to attract and retain subscribers and commercial advertising customers for its cable and D-DTH services. To the extent that the Company is unable to negotiate exclusive agreements with suppliers of its programming, the Company will not be able to preclude its competitors from obtaining access to such programming, which would make the Company's programming line-up less unique and less attractive to subscribers. There can be no assurance that in the future the Company will be able to continue to create or acquire sufficient high quality programming, either through exclusive or non-exclusive arrangements.

TRADEMARKS

    The Company, either itself or through its subsidiaries, has filed or is in the process of filing for registration of its various trademarks. The trademark PTK was registered for use in connection with television and programming services in July 1997. Trademark applications are pending in Poland for other variations of PTK trademarks. Also, numerous trademark applications have been filed in Poland for the various Wizja trademarks, including but not limited to WIZJA, WIZJA TV and WIZJA
1. Additional applications for other Wizja trademarks and related trademarks will be filed in Poland and other jurisdictions in the near future.

EMPLOYEES

    At December 31, 1997, the Company had approximately 864 permanent full-time employees and approximately 76 part-time employees. In addition, as of such date the Company employed approximately 56 salesmen who received both commissions and a nominal salary, and from time to time the Company employs additional salesmen on an as needed, commission only basis. In connection with the establishment of its D-DTH business and the development of its programming business, the Company expects to hire a further 311 employees by the end of 1998, the majority of whom will be administrative, post-production and technical personnel located at the Company's facility in the United Kingdom. Certain personnel are expected to be hired in Poland to staff the Company's new Call Center and engage in related activities. The Company expects that certain functions, such as uplinking and program production, will be performed by employees of third parties pursuant to medium- and long-term service agreements with the Company. None of the Company's employees are unionized. The Company believes that its relations with its employees are good.

                                   REGULATION

GENERAL

    The operation of cable and D-DTH television systems in Poland is regulated under the Communications Act by the Ministry of Communications ("MOC") and PAR and under the Radio and Television Act of 1992, as amended (the "Television Act") by the National Radio and Television Council (the "Council"). Cable television operators in Poland are required to obtain Permits from PAR to operate cable television systems and must register certain programming that they transmit over their networks with the Council. Poland is a party to the provisions of the Convention that regulate international transmission and retransmission of television programs. The operation of a D-DTH service in Poland uplinked from facilities in the United Kingdom also will be subject to regulation in the United Kingdom and the European Union ("EU").

    In contrast to cable television regulatory schemes in the United States and in certain other Western nations, neither the MOC nor PAR currently has the authority to regulate the rates charged by operators for cable television or D-DTH services; however, excessive rates could be challenged by the Anti-Monopoly Office should they be deemed to constitute monopolistic or other anti-competitive practices. Cable television and D-DTH operators in Poland also are subject to the Law and Copyright and Neighboring Rights of 1994 (the "Copyright Act"), which provides intellectual property rights protection to authors and producers of programming. Broadcasters in Poland are regulated by the Council under the Television Act and must obtain a broadcasting license from the Council.

    Because the Company's D-DTH service will, it believes, be the first D-DTH service available in Poland, there are likely to be issues of first impression not addressed under Polish law with respect to certain aspects of the Company's D-DTH business and related programming arrangements. In addition, the Polish D-DTH market is subject to a developing regulatory framework that may change as the market develops. There can be no assurances that regulatory changes will not have a material adverse effect on the Company's business, financial condition and results of operations.

POLAND
  COMMUNICATIONS ACT

    GENERAL. From the fall of the Communist government in 1989 through 1992, the Polish cable television industry was essentially unregulated. Although the Communications Act was enacted in 1990, the MOC and PAR did not begin promulgating and enforcing regulations implementing the Communications Act until 1992. In 1993, to improve the quality of Poland's cable television systems, the MOC and PAR began to implement technical and licensing standards for cable operators that established requirements for such items as signal quality and radio frequency leakage. In the same year, the MOC and PAR began to monitor compliance with regulations requiring all cable operators to obtain Permits and, more recently, has begun to enforce such requirements. In 1995, the Communications Act was amended to create restrictions on foreign ownership within the cable television industry.

    PERMITS. The Communications Act and the Permits set forth the terms and conditions for providing cable television services. A Permit authorizes the construction and operation of a cable television network in a specified geographic area. Permits do not give exclusive rights to construct and operate a cable network within an area, and usually do not include build-out milestone requirements.

    To obtain a Permit, an operator must file an application with PAR. A Permit application must be accompanied by evidence demonstrating that the applicant's network will be constructed of components approved by, and meeting the technical specifications set forth by PAR and the MOC, and that co-op authorities or other property owners in the area that the Permit will cover have agreed to allow the applicant access to their property to install the cable network. PAR will refuse to grant a Permit if, among other things, the applicant fails to submit the evidence described above or if the applicant's cable network fails to comply with the technical requirements established by PAR and the MOC including minimum standards for signal quality and radio frequency leakage.

    Permits have an initial term of one year and if renewed are generally renewed for up to five years. Renewal applications must be submitted to PAR at least one month prior to the end of a Permit's term. If a renewal decision from PAR is pending at the expiration of a Permit's term, as is usually the case, the term is deemed to be extended until the renewal decision is made. PAR generally renews Permits as a matter of course if the terms and conditions of the Permit and the requirements of the Communications Act, including the technical requirements for cable networks established by PAR and the MOC, have been met by the holder of the Permit. The Communications Act also requires that operators of cable television systems comply with Polish laws, including copyright laws.

    If a cable television operator breaches the terms or conditions of its Permits or the Communications Act, or fails to acquire Permits covering areas serviced by its networks, PAR can impose penalties on such operator, including fines, the revocation of all Permits covering the cable networks where the breach occurred or the forfeiture of the operator's cable networks. In addition, the Communications Act provides that PAR may not grant a new Permit to, or renew an expiring Permit held by, any applicant that has had, or that is controlled by an entity that has had, a Permit revoked within the previous five years. In many instances, where a violation of the terms or conditions of a Permit or the Communications Act have occurred, PAR is required by law to give the cable television operator an opportunity to rectify the violation.

    NON-TRANSFERABILITY OF PERMITS. A cable television operator who acquires a cable network from another operator must apply for a Permit covering the area in which the acquired network is located, unless the acquiring operator already has a valid Permit covering the area. However, subject to the restrictions on foreign ownership of cable television operators described below, to anti-monopoly restrictions and to any restrictions contained in a specific Permit or related to the foreign ownership of real estate, shares of cable television operators holding Permits are freely transferrable.

    FOREIGN OWNERSHIP RESTRICTIONS. The Communications Act and applicable Polish regulatory restrictions provide that Permits may only be issued to and held by Polish individuals, corporations that have their registered offices in Poland or other companies formed under the laws of Poland in which foreign persons hold no more than 49% of the share capital, ownership interests and voting rights. In addition, the Communications Act and applicable Polish regulatory restrictions provide that the majority of the management and supervisory board of any cable television operator holding Permits be comprised of Polish citizens residing in Poland. These restrictions do not apply to any Permits issued prior to July 7, 1995.

    At December 31, 1997, approximately 35% of the Company's basic subscribers were covered by Permits issued prior to July 1, 1997 ("Grandfathered Permits") that are not subject to foreign ownership restrictions.

    Enforcement of Poland's regulatory restrictions on foreign ownership of cable television operators is the responsibility of PAR. Applications for Permits, and for renewals thereof, require disclosure of the applicant's ownership structure, stockholders and management and supervisory boards. A violation of these regulatory restrictions constitutes a violation of the Communications Act, and can lead to revocation of all Permits held by the entity committing the violation.

    Polska Telewizja Kablowa, S.A. ("PTK, S.A.") will own all cable network assets and operate in the areas covered by Grandfathered Permits. To comply with foreign ownership requirements for Permits for networks not covered by Grandfathered Permits, the Company intends to enter into contractual arrangements with Polska Telewizja Kablowa Operator Sp. z.o.o, formerly PTK Ryntronik, S.A.)("PTK Operator"), a Polish entity of which 49% is expected to be owned by PCI and the remaining 51% is expected to be owned by a Polish entity of which 49% is expected to be owned by PCI and the remaining 51% is expected to be owned by a Polish financial institution. In the case of existing cable networks not covered by Grandfathered Permits or the acquisition or construction of cable networks not covered by Grandfathered Permits, the Company intends to own, through PTK, S.A., all of the cable network assets and intends to lease the assets to PTK Operator, which is expected to operate the networks. In the Company's contemplated leasing arrangements with PTK Operator, it is expected that PTK Operator will hold the Permits to operate the cable networks, receive all of the revenues from subscribers, pay all operating expenses relating to the operation of the networks, and through the lease arrangements pay PTK, S.A. rent equal to substantially all of the cash flow generated by the networks. The Company believes that this ownership and operating structure does not contradict the requirements of Polish law. PAR has granted several permits to the Company and the Company's competitors, based on the lease of assets, for networks using an ownership and operating structure substantially similar to the one described above. There can be no assurance that Polish regulatory authorities will not determine that all or part of this ownership and operating structure, or any other ownership and operating structure that may be utilized by the Company, violates Polish regulatory restrictions on foreign ownership or that such restrictions will not be amended or interpreted in a different manner in the future, including the restrictions applicable to Grandfathered Permits. Any such adverse determination or any such amendment or interpretation could adversely affect the ability of the Company's subsidiaries to acquire Permits to operate cable television networks and could result in the denial or loss of Permits applied for or held by certain subsidiaries of the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    THE COMPANY'S PERMITS. Subsidiaries of PCI have received approximately 109 Permits from PAR, covering approximately 671,900 of the Company's approximately 768,900 basic subscribers at December 31, 1997, including approximately 23,700 subscribers for whom the Company's Permits are deemed extended under Polish law pending PAR's response to the Company's Permit renewal applications (collectively, "Valid Permits"). However, certain subsidiaries of the Company do not have Valid Permits covering certain of the areas in which it operates cable networks. Of the approximately 97,000 basic subscribers at December 31, 1997 located in areas for which subsidiaries of PCI do not currently have Valid Permits, approximately 76% are located in areas serviced by recently acquired or constructed cable networks for which Permit applications cannot be made until all Permit requirements are satisfied (including obtaining agreements with co-op authorities and the upgrade of the acquired network to meet technical standards where necessary and satisfying foreign ownership limitations), and approximately 24% are located in areas serviced by networks for which subsidiaries of PCI have Permit applications pending. These subsidiaries of the Company have 9 Permit applications pending. There can be no assurance that PAR will issue any or all of the Permits for which such subsidiaries have applied.

    There can be no assurance that PAR will not take action against the Company for operating cable television networks in areas not covered by valid Permits, including assessing fines, revoking Permits held by the Company or seizing the Company's cable networks. Furthermore, there can be no assurance that the Company's subsidiaries will be able to receive Permits in the future permitting it to operate any other networks that they may acquire. Any action by PAR to restrict or revoke the Permits of, or to refuse to grant Permits to, such subsidiaries or similar action by PAR would have a material adverse effect on the Company's business, financial condition and results of operations.

TELEVISION ACT

    THE COUNCIL. The Council, an independent agency of the Polish government, was created under the Television Act to regulate broadcasting in Poland. The Council has regulatory authority over both the programming that cable television operators transmit over their networks and the broadcasting operations of broadcasters. Cable television operators generally are not considered broadcasters under the Television Act unless they meet certain criteria specified therein, including but not limited to, making modifications, such as inserting commercials, to programming transmitted over their networks or failing to retransmit programming simultaneously with their receipt thereof.

    REGISTRATION OF PROGRAMMING. Under the Television Act, cable television operators must register each channel and the programming with the Chairman of the Council prior to transmitting it over their cable networks. An exception to this registration requirement exists for programming that is broadcast by public broadcasters and programming that is broadcast by other domestic broadcasters and is generally available over the air for receipt by the public in the area where the network is located.

    The application to register programming with the Chairman of the Council must include specification of the programming to be transmitted and the broadcaster of the programming, and evidence that the applicant has a Permit covering the cable networks on which the programming will be transmitted. Registration of programming occurs automatically if the Chairman of the Council does not reject an application within two months of its submission.

    In general, the Chairman of the Council will refuse registration of programming if (i) the applicant is not legally entitled to use the cable network over which the programming will be distributed (i.e., does not have a Permit covering the network), (ii) the broadcasting of the programming in Poland would violate Polish law, including provisions of the Television Act governing sponsorship, advertising and minimum Polish and European content requirements for programming broadcast by Polish broadcasters or (iii) the transmission of the programming over the cable network would violate Polish law, including the Television Act.

    Once programming is registered with the Chairman of the Council by a cable television operator, it remains registered with respect to such operator until the term, if any, requested in the application for registration expires or until the Chairman of the Council revokes the registration. Applications to renew the registration of programming are usually filed two months prior to the end of the term of the registration thereof and will usually only be rejected for the reasons described above. The Chairman of the Council is authorized to revoke registration of a program for any of the same reasons for which it is entitled to refuse to register programming, or if the cable television operator violates the "must carry" provisions of the Television Act that require cable operators to transmit programming broadcast by public broadcasters nationwide or regionally.

    The relevant subsidiaries of the PCI have registered most of the programming that they transmit on their cable networks, except programming transmitted on networks for which they do not have Permits. There can be no assurance that the Chairman of the Council will not revoke the registration of any of the Company's programming, or that the Chairman of the Council will register all additional programming that the Company desires to transmit over its networks (including the programming that the Company intends to transmit on Wizja TV, the initial programming for which an application for registration has been filed) or that the Council will not take action regarding unregistered programming the Company transmits over its cable networks which do not have permits. Such actions could include the levy of monetary fines against the Company and the seizure of Company equipment involved in transmitting such unregistered programming as well as criminal sanctions against the Company's management. Any such action could have a material adverse effect on the Company's business, financial condition and results of operations.

    BROADCASTING LICENSES. Companies that engage in broadcasting in Poland must receive a broadcasting license from the Chairman of the Council under the Television Act. Broadcasting is defined under the Television Act to include the wireless emission of a program for the purpose of simultaneous and general reception and the introduction of a program or channel into a cable television network. In determining whether to grant a broadcasting license, the Council considers factors including, but not limited to, whether the planned broadcasting activity by the applicant will serve to provide information, facilitate access to culture and art or provide entertainment, and minimum Polish and European content, and whether the applicant will be able to secure the required investments and financing for the planned broadcasting operations. In November 1997 the Council issued a regulation, effective January 1, 1998, requiring the share of European works, excluding certain types of programs, in the broadcast of Polish broadcasters to be not less than 50% of the yearly broadcast.

    Broadcasting licenses, unless revoked by the Council, have a term of between three and ten years. The Television Act is silent as to the possibility of license renewal and, to the extent applicable, upon termination of a license, a new application or submission of a tender might be required. The Council may revoke a broadcasting license for, among other things, violations of the Television Act, of the terms the broadcasting license or of the restrictions on foreign ownership of broadcasters described below.

    RESTRICTIONS ON FOREIGN OWNERSHIP OF BROADCASTERS. Under the Television Act and applicable regulations, a broadcasting license may be granted only to Polish citizens domiciled in Poland or to Polish companies in which foreign persons hold no more than 33% of the share capital, ownership interests and voting rights. In addition, the Television Act and applicable Polish regulatory restrictions provide that the majority of the management and supervisory boards of any broadcaster company holding a broadcasting license must be comprised of Polish citizens residing in Poland. In December 1997 the Polish government proposed an amendment to the Television Act by which the maximum foreign ownership interest in a Polish broadcasting company would be increased to 49%, but there can be no assurance that the Polish parliament will accept this proposal.

    The Company has established and intends to continue to establish entities to engage in the development and production of Polish-language thematic television programming in and outside of Poland. The Company distributes its programs via satellite systems from outside of Poland and the Company believes that the ownership structure of such entities is not subject to Poland's regulatory restrictions on foreign ownership. There can be no assurance that Polish regulatory authorities will not determine that all or part of the Company's ownership or distribution structure, or the ownership or distribution structure to be established for such future entities, violates Polish regulatory restrictions on foreign ownership. If the ownership or distribution structure for such entities or such future entities of such future subsidiaries or joint ventures is found not to be in compliance with Poland's regulatory restrictions on foreign ownership, the Company could be forced to incur significant costs to bring its ownership structure or distribution system into compliance with the regulations; it might also be forced to dispose of its ownership interests in such entities or such future entities. These regulatory restrictions may materially adversely affect the Company's ability to enter into relationships with such future entities, as well as any other entity that produces, broadcasts and distributes programming in Poland, which could have a material adverse effect on the Company's business, results of operations and financial condition. Following the Company's discussions with the Council, although the Company believes that it is not required to do so, the Company intends to apply for a Polish broadcasting license and is exploring the costs associated therewith. There can be no assurance that such license would be granted if applied for, and failure to have any required broadcasting license would have a material adverse effect on the Company's business, financial condition and results of operations.

    REQUIREMENTS CONCERNING PROGRAMS BROADCAST FROM OUTSIDE OF POLAND. The Television Act does not include regulations directly applicable to the broadcasting of programs being broadcast from abroad and received in Poland. Specifically, there are no regulations in force concerning satellite broadcasting of a program directed to a Polish audience if the uplink for the broadcasting of such program is made by a foreign broadcaster from outside of Poland. The Company believes that the Television Act does not apply to such broadcasting and that such activity is not subject to Polish broadcasting requirements. The Council has not officially adopted an interpretation of this issue and there have been no court rulings on this issue. As different interpretations of the application of the Television Act to broadcasting from outside of Poland have been made, including by some members of the Council, there can be no assurance that this interpretation will not be challenged or that the Company's D-DTH broadcasts from outside of Poland will not be required to comply, and, if so, that it will be able to comply, with requirements of the Television Act, which, among other things, requires a broadcasting license and imposes foreign ownership restrictions. In addition, in certain situations, including, but not limited to, where a program is produced or assembled entirely in Poland and only provided to a third party for transmission from abroad, there may be a risk of considering the producer of such a program a broadcaster under the Television Act. This would result in the obligation to obtain a license from the Chairman of the Council, which would require meeting certain conditions, including foreign ownership restrictions. In this regard, a Polish affiliate of Canal+ has commenced a lawsuit alleging that HBO Polska Sp. z o.o. has been broadcasting the HBO television programming in Poland without a broadcasting license as required by the Television Act. See Item 3, Legal Proceedings. While the Company believes that its activities in producing programs in and outside of Poland, transmitting the programs to the Company's transmission facility in the United Kingdom and distributing the programs to Poland via satellite are not subject to regulation in Poland, there can be no assurance that the Council will not seek to require the Company to apply for a license in Poland for its broadcasting business. The Company has been studying and discussing with relevant Polish authorities the feasibility of locating its transmission and production facilities in Poland and applying for the Polish broadcasting licenses necessary to engage in such activities. Following the Company's discussions with the Council, although not required to do so, the Company intends to apply for a Polish broadcasting license and is exploring the costs associated therewith. There can be no assurance that such license would be granted if applied, for and failure to have any required broadcasting license could have a material adverse effect on the Company's business, financial condition and results of operations.

    Currently Poland has not sought to regulate foreign DTH broadcasters who uplink outside of Poland. There can be no assurances, however, that Poland will not seek to regulate the DTH industry by, for example, imposing standards for encryption technology or DTH decoders. If the Company's encryption technology, DTH decoders or other activities did not meet such standards, the Company's business, financial condition and results of operations could be materially adversely affected as the Company seeks to comply with such standards.

    Poland is a party to the 1989 European Convention on Transfrontier Television (the "Convention"), which requires the Polish authorities to guarantee freedom of reception and retransmission on Polish territory of program services which meet the requirements of the Convention. The Council, however, has recently submitted a proposal to amend the Convention to waive the protection for freedom of reception in the case of foreign broadcasters broadcasting from outside Poland in order to evade Polish broadcasting regulations. The proposal has not been adopted to date. Any amendment to the Convention would require the approval of all state signatories to the Convention. Parties can withdraw from the Convention on six months notice. There can be no assurance that the Convention will not be so amended or that Poland will not withdraw from the Convention, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Television Act authorizes the Council to adopt regulations specifying requirements for Polish or European content of programs of non-Polish broadcasters to be distributed through cable networks in Poland. The adoption of such regulations could influence the ability of Polish cable television operators to register programs with the Council. Such a registration is required for a lawful distribution of programs on cable networks. The Council has not issued any regulations that would be applicable to Wizja TV programming broadcast from outside of Poland (though it has issued regulations relating to Polish broadcasters), but there can be no assurance that it will not do so in the future or that the Company would be able to comply with any such future regulations. The burden of complying with any such future regulations or any failure to so comply could have a material adverse effect on the Company.

COPYRIGHT PROTECTION

    PROTECTION OF RIGHTS OF POLISH AUTHORS AND PRODUCERS OF
PROGRAMMING. Television operators, including cable and D-DTH operators, in Poland are subject to the provisions of the Copyright Act, which governs, inter alia, enforcement of intellectual property rights. Polish copyright law distinguishes between authors, who are the creators of programming, and producers, who acquire intellectual property rights in programs created by others. In general, the holder of a Polish copyright for a program transmitted over the cable networks of a cable television operator or the system of a D-DTH operator has a right to receive compensation from such operator or to prevent transmission of the program.

    The rights of Polish copyright holders are generally enforced by organizations for collective copyright administration and protection such as Zwiazek Autorow i Kompozytorow Scenicznych ("ZAIKS") and Zwiazek Artystow Scen Polskich ("ZASP") (collectively, "Rights Organizations"), and can also be enforced by the holders themselves. In practice, the compensation paid to the holder of a Polish copyright on programming that is transmitted over a cable television system is usually set by contract between a Rights Organization and the individual cable television operator or D-DTH operator. Most of the Company's cable subsidiaries operate under a contract with ZASP and all of them under a contract with ZAIKS. In the event that a cable or D-DTH operator transmits programming in violation of a Polish copyright, the Rights Organization or the copyright holder may sue the operator for an injunction preventing further violations or an accounting for profits or damages, which may include, in certain circumstances, a sum equal to three times the amount of compensation the copyright holder could have obtained if it had entered into a contract with the operator. In addition, a violation of the Copyright Act by a cable television operator also constitutes a violation of the Communications Act and of the operator's Permits.

    PROTECTION OF RIGHTS OF FOREIGN AUTHORS AND PRODUCERS OF
PROGRAMMING. Foreign authors of programming receive protection under the Copyright Act for programing that is either originally published in Poland or is originally published simultaneously in Poland and abroad or originally published in Polish-language form. In addition, foreign authors of programming receive Polish copyright protection under the terms of the Berne Convention of 1886 as amended in Paris in 1971 (the "Berne Convention"), which was adopted by Poland in 1994. In addition, foreign programming producers receive Polish copyright protection under the Rome Convention.

    Under the Berne Convention, authors of programming located in other signatory countries must be extended the same copyright protection over their programming that Polish authors receive under the Copyright Act. Polish cable television operators must thus make copyright payments to foreign authors holding copyrights in programming that is transmitted over the cable networks of such operators. The Berne Convention, however, does not grant any protection to foreign producers of programming.

    Poland has adopted the Rome Convention, which extends copyright protection to programs of foreign producers. Poland became bound by its terms on June 13, 1997. The Company currently makes copyright payments to the foreign programmers requiring such payments, such as CNN, Eurosport and the Cartoon Network.

ANTI-MONOPOLY ACT

    Competition in Poland is governed by the Anti-Monopoly Act which established the Anti-Monopoly Office (the "Anti-Monopoly Office") to regulate monopolistic and other anti-competitive practices. The current Polish anti-monopoly body of law with respect to the cable, D-DTH and programming industries is not well established, and the Anti-Monopoly Office has not articulated comprehensive standards that may be applied in an antitrust review in such industries.

    As a general rule, companies that obtain control of 40% or more of their market face greater scrutiny from the Anti-Monopoly Office. Additionally, several types of concentrations between undertakings, including acquisitions of privately held stock and also stock that is traded on a stock exchange, under circumstances specified in the Anti-Monopoly Act require prior notification to the Anti-Monopoly Office. Sanctions for failure to notify include fines imposed on parties to the transaction and members of their governing bodies. The Company believes that it may be required to obtain the Anti-Monopoly Office's approval for future acquisitions. In addition, the Anti-Monopoly Office can review a company's past and present activities, including its pricing policies, for potential anti-competitive behavior. The Company receives inquiries from, and is subject to review by, various divisions of the Anti-Monopoly Office from time to time. Pursuant to the current interpretation of the Anti-Monopoly Office, transactions between non-Polish parties affecting market conditions in Poland may also require notification to the Anti-Monopoly Office. There can be no assurance that the Anti-Monopoly Office will approve the Company's future acquisitions and dispositions or that a review of the Company's past, present or future operations and acquisitions will not otherwise adversely impact the Company's business, strategy, financial condition or results of operations.

UNITED KINGDOM

BROADCASTING REGULATION

    Most of the channels to be included as part of the D-DTH service to be launched by the Company are or will be regulated by the Independent Television Commission ("ITC") as satellite transmission services ("STS"). The ITC is the body responsible for regulation of substantially all commercial television in the United Kingdom. Under the U.K. Broadcasting Act of 1990, as amended by the Satellite Television Service Regulations (the "Broadcasting Act"), a satellite television broadcaster will be licensed as an STS if certain criteria are satisfied. The principal criteria are that the broadcaster is established in the United Kingdom or, if the broadcaster is not established in the United Kingdom or in any other member state of the EU, it makes use of a frequency or satellite capacity granted by the ITC or its signal is transmitted from the United Kingdom. On July 18, 1997, @EL was granted an STS license for the Company's Atomic TV channel.

    The Company understands that the ITC has and will continue to follow the "establishment" test set out in the recently adopted revision to the Television Without Frontiers Directive (the "Directive" and as revised the "New Directive") to determine whether a broadcaster falls within its jurisdiction.

    The New Directive became effective in June 1997. The New Directive provides that each EU broadcaster should be regulated primarily by the authorities in the member state of the EU where it is established, without regard to the country or countries within the EU in which its broadcast signal is received. Currently, the Convention provides that the country in which a broadcaster uplinks its programming to the satellite (or, if this is not the case, the country which grants the broadcast frequency or satellite capacity to the broadcaster) has jurisdiction over that broadcaster, but the Convention is likely to be amended to bring it into conformity with the Directive's establishment test. However, an amendment has been agreed to the Convention which will allow a receiving state to complain and eventually, if its complaint is upheld by an arbitration committed appointed pursuant the Convention, to take action against a channel which is wholly or principally directed at the receiving state and where the broadcaster has established itself outside of the receiving state to evade laws in the areas covered by the Convention.

    The Company has received STS licenses from the ITC in the United Kingdom for Atomic TV, Wizja 1, Wizja Sport, and Wizja Pogoda. For most of the other channels on Wizja TV, the relevant channel supplier is under a contractual obligation with the Company to obtain an STS license from the ITC by April 18, 1998. Under the terms of the Company's Astra transponder agreements, the Company will be prohibited from carrying on Wizja TV programming for which a channel supplier does not have a valid license. The ITC has wide discretion to vary the conditions of licenses issued under the Broadcasting Act or amend the codes (such as the code on advertising time limits and EPGs) with which all U.K. licensed broadcasters must comply. There is no assurance that the Company or its channel suppliers will be able to secure the necessary STS licenses it requires, or if obtained, that the Company or its channel suppliers will be able to meet the ongoing requirements of such STS licenses. Failure to obtain in a timely manner and maintain such licenses would have a material adverse effect on the Company's ability to roll out its D-DTH service or to add channels in the future, and as a result, would have a material adverse affect on the Company's business, results of operations and financial condition.

    The STS license permits the operation of an STS service but does not confer on an STS licensee the right to use any specific satellite, transponder or frequency to deliver the service. STS licenses are granted for a period of ten years and are renewable for one or more further 10 year periods. The ITC has the authority to impose fines, shorten the license period or revoke licenses if the licensee fails to remedy a breach of any license condition or fails to comply with any direction which the ITC lawfully gives to the STS licensee. Where the broadcaster has breached the license condition prohibiting the broadcast of programs likely to encourage crime or lead to disorder which the ITC believes justifies revocation of the STS license, the ITC may immediately suspend such license prior to considering any representations from the licensee. The ITC may also revoke a license if any change in the nature or characteristics of the licensee, or any change in the persons having control over or interests in it, is such that, had the change occurred before the granting of the license, such change would have induced the ITC to refrain from granting the license. In addition, the ITC may revoke a license in order to enforce the restrictions contained in the Broadcasting Act on the ownership of STS licenses. The ITC has wide discretion to vary the conditions of licenses issued under the Broadcasting Act. License conditions can be varied by the ITC only with the consent of the licensee where there is a change to the license period, unless such license period is being shortened because the licensee has breached a license condition or failed to comply with a direction of the ITC. In the case of any other license variation, the ITC may amend the license after considering any representations from the licensee.

    In common with all television licenses issued by the ITC, any licenses awarded to the Company would impose on the Company an obligation to comply with the codes and directions issued by the ITC from time to time. These codes include the Program Code (including the guidance notes on pay per view services), the Code of Advertising and Sponsorship, the Code on Sports and Other Listed Events, the ITC Code of Conduct on Electronic Program Guides and the Rules on Advertising Breaks. These codes include, among other things, requirements as to impartiality and accuracy of news programming, requirements as to taste and decency in the portrayal of sex and violence and restrictions on the quantity and content of advertisements. The codes currently apply less rigorous criteria to STS licensees in certain respects, such as permitting more advertising per hour than commercial terrestrial channels and greater flexibility in respect of sponsorship credits. Penalties for non-compliance with the codes principally include fines of up to the greater of L50,000 (approximately $83,650 based on the approximate exchange rate of L1.00 = $1.673 at March 25, 1998) or 3% of a licensee's annual qualifying revenue (or 5% of annual qualifying revenue for further offences) per violation and, in certain circumstances, revocation of the license.

    The Broadcasting Act classifies some persons as "disqualified persons" who are not permitted to hold STS licenses. Disqualified persons include any bodies whose objects are wholly or mainly of a political or religious nature and advertising agencies. The Broadcasting Act also precludes a person from holding an STS license if it is owned as to more than 5% by a disqualified person or if it is otherwise associated with a disqualified person in any manner specified in the relevant provisions of the Broadcasting Act. There are no foreign ownership restrictions which apply to STS licensees.

    The Broadcasting Act sets forth rules to prevent certain media companies from accumulating interests in persons licensed under the Broadcasting Act and other media companies. Among other things, the ITC has the power to revoke an STS license where the STS licensee (or a connected person) holds or has a 20% interest in the holder of one or more licenses to provide regional or national Channel 3 services, Channel 5 services, licensable program services, another STS license, or digital program services (to provide digital terrestrial television programs in the United Kingdom) where the audience time for those services exceeds 15% of the total audience time for television program services capable of being received in the United Kingdom.

    If any person with an interest in excess of 5% of @ Entertainment's issued capital stock is or becomes a disqualified person or is or becomes associated (in any manner specified in the relevant provisions of the Broadcasting Act) with such a person (i.e., a disqualified person), or if @ Entertainment or any person with an interest in capital stock of @ Entertainment (or any person associated or connected with any of them) does or were to fall within the scope of the restrictions imposed from time to time by the Broadcasting Act in respect of accumulations of interests in license-holders, then that would affect @ Entertainment's entitlement to continue to hold STS licenses.

REGULATION OF COMPETITION

    U.K. law controls agreements which affect competition through the Restrictive Trade Practices Act 1976 (the "RTPA"), monopolies and mergers through the Fair Trading Act 1973, and unilateral anti-competitive practices through the Competition Act of 1980 (the "CA").

    The RTPA provides that restrictions will exist where parties to an agreement accept some limitation on their freedom to make their own decisions about matters relating to the supply or receipt of goods or services, and sets out a number of categories of restrictions relating, for example, to prices and other charges, the terms and conditions of supply, and the persons or places in relation to which supply is to be made.

    A broad range of commercial agreements fall within the provisions of the RTPA and are required to be filed with the Office of Fair Trading (the "OFT") for review under the RTPA. If an agreement that requires filing is not filed in a timely fashion, the relevant restrictions which it contains are void and unenforceable and the parties are at risk of claims for damages by affected third parties and of court action aimed at preventing a repetition of the breach. The Company has filed with the OFT certain of its exclusive programming license agreements, and is currently considering with counsel whether it should file with the OFT any additional agreements.

    Where an agreement has been duly filed, the OFT considers whether the restrictions which it contains are significant. Significant restrictions are referred to the Restrictive Practices Court ("RPC") for consideration. On reference to the RPC, the restrictions in the agreement are presumed to be against the public interest unless they fall within certain exceptions. In addition, the restrictions must be reasonable, balancing the interests of the public against those of the parties to the agreement. Where agreements do not contain significant restrictions, the Secretary of State will release the Director General of Fair Trading (the "DGFT") from any obligation under the RTPA to refer them to the RPC.

    The monopoly provisions of the Fair Trading Act 1973 provide for the review of markets by the DGFT to identify enterprises which alone, or together with others, supply or acquire over 25% of the goods or services of any description in the United Kingdom, or in any part of the United Kingdom. The Competition Act 1980 provides for the DGFT to examine a course of conduct by an individual enterprise which may be anti-competitive. The DGFT also has a duty to keep under review mergers and minority holdings which confer control over an enterprise for the purposes of the mergers provisions of the Fair Trading Act 1973 and which qualify for investigation under those provisions.

    In relation to the mergers provisions of the Fair Trading Act 1973, the Secretary of State may either take certain undertakings or assurances from the enterprises concerned or refer them to the Monopolies and Mergers Commission (the "MMC") for investigation and consideration against a broad public interest test laid down in the Fair Trading Act 1973. Monopolies and anti-competitive practices are considered by the MMC against the same test. Monopolies and anti-competitive practices references to the MMC are made by the DGFT, although, in the latter case, the DGFT may accept undertakings or assurances instead of making a reference. In all three cases, the MMC may recommend action where they find that there are matters operating, or which can be expected to operate, against the public interest. Ultimately, the Secretary of State has extensive powers to impose remedial action (including divestment and the imposition of conditions on the contracts, pricing policies and other conduct of the enterprises) either through undertakings negotiated by the DGFT or by secondary legislation.

    There are no current proceedings involving the Company before the RPC, nor are any investigations which involve the Company underway before the OFT or the MMC.

    In August 1997, the Department of Trade and Industry published a consultation document and draft Competition Bill (the "Bill") setting out the Government's proposals for the reform of U.K. competition law. The Bill was introduced into the House of Lords in November 1997 and, if passed, could become law in mid-1998. Under the provisions of the Bill as currently drafted, companies would then have a further period of up to 12 months to prepare for the new regime to come into effect. The new regime takes a prohibition approach and is based on Articles 85 (which prohibits agreements which have the effect of preventing, restricting or distorting competition) and 86 (a prohibition dealing with abuse of a dominant market position) of the EC Treaty. The Company believes that the Bill is likely to be passed into law, though there can be no assurance that this will be the case.

    Under the Bill as currently drafted, the DGFT would be able to impose penalties in the form of civil fines of up to a maximum of 10 percent of the U.K. turnover for a company involved in a breach of the prohibition. In addition, the DGFT would be able to order that particular behavior be terminated or impose other penalties such as price controls. Further, any third party affected by a breach of the prohibitions would be entitled to seek compensation. To back up these powers, the DGFT would be given wide investigatory powers, including the ability to enter and search premises and to inspect and copy documents. The Company envisages that this will provide a stronger framework than hitherto for addressing anti-competitive behavior by dominant firms.

    The Bill concentrates on anti-competitive agreements and the abuse of market power and, accordingly, it is proposed that both the RTPA and the CA be repealed if the Bill is passed. However, a proportion of the current regulatory legislative regime would be maintained, including the merger provisions of the Fair Trading Act 1973, and aspects of the complex and scale monopoly provisions of the Fair Trading Act of 1973.

EUROPEAN UNION

BROADCASTING REGULATION

    The Directive sets forth basic principles for the regulation of broadcasting activity in the EU. In essence, it provides that each EU broadcasting service should be regulated by the authorities of one member state (the "home member state") and that certain minimum standards should be required by each member state of all broadcasting services which the state's authorities regulate. The United Kingdom, which is regarded as the Company's "home member state" for the purposes of its D-DTH services because the Company's license holding subsidiary, @EL, is established in the United Kingdom, has adopted a variety of statutory and administrative measures based on the Directive to give effect to the requirements of the Directive. The European Commission is responsible for monitoring compliance and can initiate infringement proceedings against member states who fail properly to implement the Directive.

    The Directive requires member states to ensure "where practicable and by appropriate means" that broadcasters reserve "a majority proportion of their transmission time" for European works. In applying this rule, broadcast time covering news, games, advertisements, sports events, teleshopping and teletext services are excluded. The Directive recognizes that member states are to move progressively towards requiring their broadcasters to devote a majority of relevant transmission time to European works, having regard to the broadcaster's informational, educational, cultural and entertainment responsibilities to its viewing public. The term "where practicable and by appropriate means" has not been defined in the Directive and there is uncertainty about its proper application and whether the United Kingdom has properly implemented this provision into U.K. law as it applies to satellite television services. The United Kingdom regulates compliance with the European program content requirements administratively for STS licensees but other U.K. licensed services (e.g., Channel 3 licensees) are required to comply with such quotas by means of a condition set forth in their license.

    The Directive also requires that member states should ensure "where practicable and by appropriate means" that broadcasters reserve at least 10% of their transmission time (excluding time covering news, sports events, games, advertising, teleshopping and teletext services) or, at the option of the member state, 10% of their programming budget, for European works created by producers who are independent of broadcasters. An adequate proportion of the relevant works should be recent works (that is, works produced within the five years preceding their transmission). Polish-language programming produced or commissioned by the Company will be counted for the purposes of determining whether any service broadcast by the Company complies with these quotas. European programming consists broadly of programs that (i) originate from an EU member state or a Convention country that is party to the Convention or from another eligible European country, (ii) are written and staffed mainly by European residents and (iii) are produced or co-produced mainly by European producers.

    The Directive also imposes restrictions on advertising including restrictions on the timing and frequency of commercial breaks, restrictions on the content of advertising, limitations or prohibitions on tobacco, non-prescription drug and alcohol advertising and restrictions limiting commercials to a maximum of 20% of transmission time per hour, subject to an overall limit of 15% per day. In addition, the Directive restricts the content of programs to the extent necessary to protect minors and to prevent the incitement of hatred on the grounds of race, sex, religion or nationality.

    Certain amendments have been made to the Directive by the New Directive. In particular, the New Directive establishes a system to require certain sporting events to be made available on free-to-air television. These rules have been largely implemented in the United Kingdom by virtue of the Broadcasting Act 1996. The New Directive also clarifies and liberalizes the rules on home shopping.

    Following the promulgation of the 1992 EU Green Paper on plurality and concentration in the media, the European Commission announced, in its Communication of 1994, that it would proceed to a second phase of consultation and would then decide whether or not to propose EU legislation to govern media concentration and, if so, the nature of any such legislative proposal.

    In late 1996 and early 1997, the European Commission was considering a draft Directive on media concentration which would provide that any organization reaching more than 30% of a country's television or radio audience would be prevented from increasing its audience share. This proposal has met with considerable opposition and the Company believes it is unlikely to be adopted, though there can be no assurance that such will be the outcome.

    Apart from the Directive, the other primary source of European regulation affecting television broadcasting is the Convention. Both the United Kingdom and Poland are members of the Council of Europe which typically regulates through international conventions. In order for the convention to be binding on a particular member state, the national parliament of that country must ratify the convention and a specific quorum (which varies from convention to convention) of other member states' parliaments must also ratify the Convention. The contents of a convention binding in a particular country are dependent upon the ratification and implementation procedures of that country.

    The Convention contains provisions that are substantially similar to the Directive. The Convention is effective in those countries which have ratified it. Both the United Kingdom and Poland have ratified the Convention. The Company believes that the Convention is likely to be amended to bring it into conformity with the Directive's establishment test to determine under which country's jurisdiction a broadcaster falls, though there can be no assurance that such will be the outcome. However, the Company has been informed by officials of the United Kingdom Government that a change has been agreed which will amend the Convention to provide that where a broadcaster's channel is wholly or principally directed at a country other than that where it is established for the purpose of evading the laws in the areas covered by the Convention which would have otherwise applied to it in the country of reception, this shall constitute an "abuse of rights". Where such an abuse is alleged, representatives of the two countries are to meet to attempt to resolve the dispute. If they are unable to do so, a two tier dispute resolution (which may eventually involves arbitration) can be invoked. The complaining government cannot take measures against any channel until the arbitration procedure has been completed. The Convention is likely to be finalized in June 1999 and parties to the Convention are likely to have up to two years thereafter to ratify it. The revised Convention will not be binding on a party until ratified by it.

    While the Company intends to apply for a Polish broadcasting license, following its discussion with the Council, the Company believes that the broadcasting of its channels into Poland from the United Kingdom, if continued, would not constitute an "abuse of rights" under this new provision, because the Company has not chosen the United Kingdom as its place of establishment with a view to evade "laws in areas covered by the Convention" under Polish law. Further, Poland has applied for membership in the EU and as part of this process, Poland will have to ensure that its national law complies with the New Directive and so recognise "establishment" as a basis upon which a broadcaster falls under the jurisdiction of a member state. Thus, the Company believes that Poland would be required to recognise the Company's program services as falling under the jurisdiction of the ITC in the United Kingdom. To the extent of any inconsistency between the Directive and the Convention, the Directive has supremacy between member states of the EU. However, if the Company's views on these issues are ultimately found to be incorrect, the Company would come under the jurisdiction of the Polish regulatory regime for broadcasters, and would be required to apply for a broadcasters license from the Council. The Company's business, results of operations and financial condition could be materially adversely affected as the Company seeks to comply with the requirements of the Polish regulatory regime.

    Additionally, certain Convention countries wish to amend the Convention to allow parties to the Convention to designate that certain important events (e.g., major sporting events) cannot be broadcast exclusively by a single television station so as to deprive a large proportion of the public of that Convention country from seeing the event live or on a deferred coverage basis, and also to ensure that broadcasters under the jurisdiction of one Convention country cannot purchase exclusive rights to major events specified by another Convention country which would deprive a large proportion of the public in such Convention countries of seeing the specified event on a live or deferred coverage basis. Such an amendment would be consistent with changes recently made to the Directive. If such an amendment were made to the Convention and if it applied to the Polish rights to sporting events purchased on an exclusive basis by the Company, it would eliminate the Company's right to broadcast such events in Poland on an exclusive basis. Such an amendment would also have an effect on the ability of the Company to acquire the exclusive Polish rights to such events and to similar events in the future. Furthermore, the Company understands that there is a disagreement as to whether any new Convention would have the same implementation period as the New Directive, such as 18 months from adoption of the new Convention.

    The Company can give no assurance that regulations will not be imposed in the future which would impose stricter European or independent production quotas on European broadcasters, impose foreign (non-European) ownership restrictions on broadcasters or regulate digital television services in a way which may be detrimental to the Company (such as requiring (i) a common interface for all encryption services used within a particular pay television market, (ii) that all conditional access providers to allow simulcrypt of their programming or
(iii) that third parties must be given access to the Company's subscriber management service) or that any such regulations, if imposed, would not have a materially adverse effect on the Company's business, results of operations and financial condition.

    The Convention currently provides that where a broadcaster under the jurisdiction of one Convention country transmits advertisements which are directed specifically at audiences in another Convention country, such advertisements must comply with the advertising rules of the receiving member state. This rule will require advertisements inserted in the channels distributed by the Company as part of Wizja TV to comply with both Polish advertising rules as well as the rules applicable in the jurisdiction in which the broadcaster is licensed.

    The Directive on the use of standards in transmission of television signals (Directive 95/47/EC) has been implemented into U.K. law by the Advanced Television Services Regulations 1996 and also the Conditional Access Class License ("CAC License") which are enforced by the U.K. Office of Telecommunications ("Oftel"). The CAC License addresses several issues relating to digital television, including pricing of conditional access services and set top box subsidies, how EPGs can be made competively neutral, and potential operation of more than one smartcard by competing broadcasters. Although the Directive and the CAC License do not currently apply to the DTH broadcasting services planned by the Company as they are not to be transmitted to viewers in the EU, Poland would be required to implement the provisions of that Directive if it joined the EU. In addition, as the Company's license-holding company will be subject to the jurisdiction of the ITC and will be established in the United Kingdom, it is possible that, in the future, Oftel may seek to assert jurisdiction over the activities of @EL in these areas including in relation to conditional access services.

    In July 1997, the EC issued a draft directive on the Legal Protection of Conditional Access Services which, among other things, aims to protect legitimate pay television services against abusive practices, such as pay TV piracy. If adopted, EU member states would be required to prohibit the sale, marketing, or use of devices designed to allow illicit access to such services. If Poland joins the EU, it would also have to implement such protections.

    In addition, the EC Merger Regulation (the "Regulation") contains a mandatory regime regulating certain large scale mergers, joint ventures, strategic alliances and minority holdings which confer control over an enterprise for the purposes of the EC Merger Regulation and which meet the turnover thresholds specified in the Regulation. The European Commission reviews such transactions under the Regulation to determine whether they are "compatible with the common market" and may attach conditions and obligations to its decisions. There can be no assurance that if the Company were to attempt to carry out a transaction requiring EC Merger Regulation clearance that such clearance would be forthcoming.

REGULATION OF COMPETITION

    European Community ("EC") competition law governs agreements which prevent, restrict or distort competition and prohibits the abuse of dominant market positions through Articles 85 and 86 of the EC Treaty.

    Article 85(1) renders unlawful agreements and concerted practices which may affect trade between member states and which have as their object or effect the prevention, restriction or distortion of competition within the Common Market (that is, the member states of the European Community/ European Economic Area ("EC/EEA") collectively). Article 85(2) makes offending provisions, if severable from the main agreement, void. Article 85(3) allows for exemption from the provisions of Articles 85(1) and 85(2) for agreements whose beneficial effects in improving production or distribution or promoting technical or economic progress outweigh their restrictive effects, provided that consumers receive a fair share of the benefit, that competition will not be eliminated and that no unnecessary restrictions are accepted. The word "agreement" in this context is not confined to legally binding agreements and agreements may be written or oral and can consist in an informal continuing business relationship. In addition, the so-called Europe Agreement between the EU and Poland has a provision broadly compatible with Articles 85 and 86, infringement of which would be considered incompatible with the proper functioning of the Agreement. Practices contrary to this provision are assessed on the basis of the criteria arising from the application of Articles 85 and 86 of the EC Treaty.

    The European Commission is entrusted with the principal enforcement powers relating to Articles 85 and 86, and the exclusive right to grant exemptions under Article 85(3). It has power to impose heavy fines (up to 10% of a group's annual revenue) in respect of breaches of Article 85(1). A prohibited agreement will also be unenforceable before the national courts. In most cases, notification of potentially infringing agreements to the European Commission under Article 85 with a request for an exemption under Article 85(3) protects against the risk of fines from the date of notification.

    The published exemption decisions of the European Commission and judgments of the European Court of Justice (which has powers to review European Commission decisions), together with the so-called block exemptions covering certain common types of agreements, give broad indications of the European Commission's attitude to certain types of agreement and to some common contractual provisions. These sources demonstrate that, in assessing whether an agreement infringes Article 85(1), the European Commission will examine the effect of the agreement in its legal and economic context. For example, an agreement by one company not to compete with another will infringe Article 85(1) and will be unlikely to merit exemption under Article 85(3) unless, in its context, it is necessary to protect a legitimate interest of the parties to the agreement. In addition, the European Commission will examine whether the agreement under scrutiny is part of a pattern of similar agreements which individually or cumulatively have the effect of foreclosing access to a particular market. For example, an individual agreement may infringe Article 85(1) if it confers on a single distributor an exclusive right to distribute goods or services of a particular kind, thereby making it more difficult for other companies to distribute such goods or services in the contract territory. A network of similar agreements may together achieve a similar anti-competitive effect. The European Commission may regard such contracts as being more objectionable if they are of long duration, thereby causing barriers to entry to be created and competitors to be foreclosed from this market for longer periods of time. The European Commission is, however, aware that new entrants to a market may require the protection of exclusive rights to provide them with the necessary incentives to invest in the development of their new businesses, and to enable them to establish themselves. In such cases, the EC is often willing to grant an exemption for agreements which infringe Article 85(1) to enable them to be enforced for a finite period of time. The European Commission may require an agreement to be amended (including as to scope, exclusivity and/or duration) as a condition of granting an exemption.

    Article 86 prohibits undertakings from abuse of a dominant market position in the EU or a substantial part of it, in so far as the abuse may affect trade between member states. A company may be dominant in several member states or part of a single member state. A company enjoys a dominant position whenever it possesses such market strength that it can act to an appreciable extent independently of its competitors and customers. Determining whether an undertaking occupies a dominant position is a complex question of law and economics, but broadly a market share of as little as 40% may confer dominance in a market for a product. However, dominance is not unlawful per se; only the abuse of a dominant position is prohibited by Article 86. An enterprise may abuse a dominant position under Article 86 by, for example, engaging in excessive pricing of its products or services, or by denying other enterprises access to an essential facility or asset which it controls. Any action that is designed to, or could, seriously injure competitors, suppliers, distributors, or consumers is likely to raise issues under Article 86. The European Commission has the same powers to fine in relation to abusive conduct as in relation to breach of Article 85, but there is no procedure for obtaining an exemption.

    It is possible that a third party, which suffers loss as a result of the performance by an entity of an agreement that infringes Article 85(1), could claim damages against such entity to compensate it for its quantifiable loss or could seek an injunction. The position in relation to infringement of Article 86 is similar.

    The Company does not believe that any of its current agreements infringe
Article 85(1) or Article 86 and therefore does not intend to notify them to the EC. There can be no assurance that the EC would consider that the agreements do not infringe Article 85(1) or Article 86. If the European Commission were to find the agreements infringed Article 85(1) or Article 86, the agreements would be void and unenforceable. The parties could also be fined and liable to damages to third parties. The unenforceability of agreements, particularly exclusive programming license agreements, and the imposition of fines and liability for damages could have a material adverse effect on the business, financial condition and results of operations of the Company.

POLAND'S EU MEMBERSHIP APPLICATION

    In 1994 Poland made an official application for membership of the EU. Negotiations on the terms of Poland's proposed admission to the EU are currently scheduled to commence in the first half of 1998. If Poland joins the EC, it would be required to implement and obey all of the laws and regulations emanating from the EC, including the Directive and EU competition laws in their then current versions. There can be no assurance that the Company would be able to comply with any such laws and regulations. The burden of complying with any such laws and regulations or any failure to so comply could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. PROPERTIES

    At December 31, 1997, the Company owned equipment used for its cable television business, including 122 headends, and approximately 3,536 kilometers of cable plant. The Company has approximately 89 lease agreements for offices, storage spaces and land adjacent to the buildings. The total area leased amounts to approximately 30,100 square meters (most of which is land adjacent to buildings). The areas leased by the Company range from approximately 10 square meters up to more than 12,500 square meters. The agreements are for specified and unspecified periods of time and those for an unspecified period may be terminated with relatively short notice periods by either party, usually three months.

    The Company has entered into conduit leases with TPSA (and, in certain cases, with other entities). The majority of the TPSA leases require the Company to bear the costs of the maintenance of the cable. The Company may not sublease the conduit or cables or allow a third party to use the conduits or cables free of charge without TPSA's consent. The rental charge for the conduit is usually determined on each 100 meters of conduit occupied. The agreements also contain indexation clauses for rent adjustment purposes (based on the change of U.S. Dollar exchange rates or on the increase of real maintenance costs). A substantial portion of the Company's contracts with TPSA for the use of such conduits permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause. Any termination by TPSA of such contracts could result in the Company losing its Permits, the termination of agreements with co-op authorities and programmers, and an inability to service customers with respect to the areas where its networks utilize the conduits that were the subject of such TPSA contracts.

    The Company believes that its existing owned properties, lease agreements and conduit agreements are adequate for purposes of the Company's cable television operations, although additional space and conduits will be needed in the future if the Company consummates further acquisitions of cable television networks.

    In connection with the establishment of its D-DTH service and the development of its programming business, the Company has leased additional office space and premises providing backhauling, production, post-production and program packaging facilities. This space is in aggregate approximately 6,500 square meters and is located in Maidstone, United Kingdom. The Company has been studying and discussing with relevant Polish authorities the feasibility of locating its uplink and production facilities in Poland and applying for Polish broadcasting licenses necessary to engage in such activities. The Company believes that its existing owned properties, lease agreements and conduit agreements are adequate for purposes of the Company's cable television operations, although additional space may be needed in the future for the Company's programming production activities.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's business financial condition or results of operations.

    Two of the Company's cable television subsidiaries, Telewizja Kablowa Gosat-Service Sp. z o.o. and PTK, S.A., and four unrelated Polish cable operators and HBO Polska Sp. z o.o. ("HBO Polska") have been made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o.o., a subsidiary of Canal +. The lawsuit was filed in the Provincial Court in Warsaw, XX Economic Division (Sad Wojewodzki w Warszawie, Wydzial XX Gospodarczy) (the "Court"). The main defendant in the proceedings is HBO Polska which is accused of broadcasting the HBO television program in Poland without a license from the Council as required by the Television Act and thereby undertaking an activity constituting an act of unfair competition. The plaintiff has asked the Court to order HBO Polska to cease broadcasting of its programming in Poland until it has received a broadcasting license from the Council, and that the defendant cable operators be ordered (i) to cease carrying the HBO Polska programming on their cable networks in Poland until HBO Polska has received a broadcasting license from the Council, (ii) not to use their current filters for the purpose of unscrambling the HBO Polska programming, and (iii) in the future, to use effective endcoding systems and systems of controlled access to the HBO Polska programming. The Company does not believe that the lawsuit will have a material adverse effect on its business operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    @ Entertainment, Inc.'s common stock ("Common Stock") is traded on the Nasdaq National Market under the trading symbol "ATEN". The high and low sales prices for @ Entertainment's Common Stock for each full quarterly period since @ Entertainment's initial public equity offering ("Initial Public Equity Offering") was completed on August 5, 1997 are as follows:

QUARTER ENDING                                                               HIGH        LOW
-------------------------------------------------------------------------  ---------  ---------
September 30, 1997.......................................................  $  19.00   $   14.75
December 31, 1997........................................................  $  15.375  $    9.00

    @ Entertainment has not paid cash dividends on its Common Stock since its Initial Public Equity Offering.

ITEM 6. SELECTED FINANCIAL DATA

    Set forth below are selected consolidated financial data of the Company for each of the years in the five-year period ended December 31, 1997. The selected consolidated financial data set forth below have been derived from the consolidated financial statements of the Company and the notes thereto prepared in conformity with generally accepted accounting principles as applied in the United States, which have been audited by the Company's independent public accountants (the "Consolidated Financial Statements"). The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                                YEAR ENDED DECEMBER 31,
                                                                -------------------------------------------------------
                                                                  1993       1994       1995       1996        1997
                                                                ---------  ---------  ---------  ---------  -----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Cable television revenue......................................  $   6,562  $   8,776  $  18,557  $  24,923   $  38,138
Operating expenses:
  Direct operating expenses...................................     (1,481)    (2,119)    (5,129)    (7,193)    (14,621)
  Selling, general and administrative expenses(1).............     (4,029)    (2,818)    (4,684)    (9,289)    (49,893)
  Depreciation and amortization...............................     (2,257)    (3,459)    (5,199)    (9,788)    (16,294)
                                                                ---------  ---------  ---------  ---------  -----------
    Operating (loss) income...................................     (1,205)       380      3,545     (1,347)    (42,670)
  Interest and investment income..............................         65         78        174      1,274       5,754
  Interest expense............................................       (116)    (2,327)    (4,373)    (4,687)    (13,902)
  Equity in losses of affiliated companies....................         --         --         --         --        (368)
  Foreign exchange loss, net..................................       (315)       (27)       (17)      (761)     (1,027)
                                                                ---------  ---------  ---------  ---------  -----------
  Loss before income taxes, minority interest and
    extraordinary item........................................     (1,571)    (1,896)      (671)    (5,521)    (52,213)
  Income tax (expense) benefit................................       (976)      (803)      (600)    (1,273)        975
  Minority interest...........................................        205        316        (18)     1,890      (3,586)
                                                                ---------  ---------  ---------  ---------  -----------
    Loss before extraordinary item............................     (2,342)    (2,383)    (1,289)    (4,904)    (54,824)
  Extraordinary item--loss on early extinguishment of
    debt(2)...................................................         --         --         --     (1,713)         --
                                                                ---------  ---------  ---------  ---------  -----------
    Net loss..................................................     (2,342)    (2,383)    (1,289)    (6,617)    (54,824)
  Accretion of redeemable preferred stock.....................         --         --         --     (2,870)     (2,436)
  Preferred stock dividends...................................         --     (1,811)        --     (1,738)         --
  (Excess) deficit of consideration paid for preferred stock
    (over)
    under carrying amount(3)..................................         --         --         --      3,549     (33,806)
                                                                ---------  ---------  ---------  ---------  -----------
  Net loss applicable to holders of Common Stock..............  $  (2,342) $  (4,194) $  (1,289) $  (7,676)  $ (91,066)
                                                                ---------  ---------  ---------  ---------  -----------
                                                                ---------  ---------  ---------  ---------  -----------
  Basic and diluted net loss per common share.................  $   (0.20) $   (0.31) $   (0.10) $   (0.44)  $   (3.68)
                                                                ---------  ---------  ---------  ---------  -----------
                                                                ---------  ---------  ---------  ---------  -----------

                                                                                   AS OF DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                    1993       1994       1995       1996       1997
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                                     (IN THOUSANDS)
CONSOLIDATED BALANCE SHEETS DATA:
  Cash and cash equivalents.....................................  $     549  $   2,493  $   2,343  $  68,483  $ 105,691
  Property, plant and equipment, net............................     26,828     33,235     52,320     84,833    117,579
  Total assets..................................................     34,165     47,376     68,058    217,537    307,096
  Total notes payable...........................................     20,073     35,988     59,405    130,074    130,110
  Redeemable preferred stock....................................         --         --         --     34,955         --
  Total stockholders' equity....................................      3,250      1,479        190     31,048    152,355

------------------------

(1) The year ended December 31, 1997 includes a non-cash compensation expense of $18,102,000 relating to the granting of certain management stock options. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 16 to the Consolidated Financial Statements.

(2) See Note 12 to the Consolidated Financial Statements.

(3) Represents the amount paid to preferred stockholders in excess of or less than the carrying value of such shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

    The Company's revenues have been, and, until the launch of the Company's D-DTH business on April 18, 1998, will be, derived entirely from its cable television business and programming related thereto. Prior to June 1997, the Company's expenses were primarily incurred in connection with its cable television business and programming related thereto. Since June 1997, the Company has been incurring, in addition to expenses related to its cable television and programming businesses, expenses in connection with the development of its D-DTH business and Wizja TV. Accordingly, the Company expects that its results of operations after the launch of its D-DTH business and Wizja TV will be substantially different from its historical results of operations.

CABLE OVERVIEW

    Substantially all of the Company's revenue through December 31, 1997 was derived from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges cable subscribers fixed monthly fees for their choice of service tiers and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic tiers of cable service. At December 31, 1997, approximately 79% of the Company's subscribers received the Company's Basic Tier. In 1997, approximately 90% of the Company's revenue was derived from monthly subscription fees. Revenue from installation fees is deferred to the extent it exceeds direct selling costs and the deferred revenue is amortized to income over the estimated average period that new subscribers are expected to remain connected to the Company's cable system.

    When the Company began operations in 1990, revenue from installation fees exceeded revenue from monthly subscription fees because of the significant number of new installations and the high amount of the installation fees relative to the small existing subscriber base. As the Company's cable subscriber base has grown, aggregate monthly subscription revenue has increased and installation fees, while currently increasing on an aggregate basis, have declined as a percentage of total revenue. The Company expects that installation fees will continue to constitute a declining portion of the Company's revenue.

    The Company has experienced low churn rates since its inception. The Company's annual churn rates have historically averaged less than 10%. The Company's annual churn rates for 1995 and 1996 were 9.2% and 7.8%, respectively. The Company believes that its churn rates are low because of the Company's customer care program, the high technical quality of its networks and desirable program offerings. In addition, the Company benefits from a shortage of housing in Poland that results in low move-related churn. In 1997, the churn rate increased to 12.2%, though it would have been 9.8% had the Company not disconnected approximately 17,000 non-paying subscribers in one of its rebuilt networks. The Company expects that it may continue to experience increases in its churn rate above historical levels during the implementation of its current pricing strategy, which commenced in January 1997 and is designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. Dollar terms. With the launch of Wizja TV, the cost of the Basic Tier service will be increased, and premium channels such as Wizja 1, HBO and Canal+, will each be offered to cable customers for an additional monthly charge.

    The Company divides operating expenses into (i) direct operating expenses,
(ii) selling, general and administrative expenses and (iii) depreciation and amortization expenses. Direct operating expenses consist of programming expenses, maintenance and related expenses necessary to service, maintain and operate the Company's cable systems, billing and collection expenses and customer service expenses. Selling, general and administrative expenses consist principally of administrative costs, including office related expenses, professional fees and salaries, wages and benefits of non-technical employees, advertising and marketing expenses, bank fees and bad debt expense. Depreciation and amortization expenses consist of depreciation of property, plant and equipment and amortization of intangible assets.

    The Company generated operating income of $3.5 million, in 1995 but had operating losses of $1.3 million and $42.7 million for 1996 and 1997, respectively, primarily due to the increased levels of acquisitions and related costs and non-cash compensation expense related to stock options.

D-DTH OVERVIEW

    The Company intends to expand its distribution capacity by launching on April 18, 1998 a complementary D-DTH broadcasting service for Poland, targeted at homes that are not subscribers to the Company's cable service. The programming to be provided will be Wizja TV. The Company believes its multi-channel Polish-language D-DTH service will be the first D-DTH service available in Poland. The Company's D-DTH service will be broadcast to Poland from its transmission facilities in Maidstone, United Kingdom. At December 31, 1997, the Company had incurred operating expenses of $13.3 million related to the launch of the new D-DTH business.

    The Company expects to incur substantial operating losses and negative free cash flows related to the launch of its D-DTH business for at least the next two years while it develops and expands its D-DTH business. To date, the Company has relied primarily on funds raised in the Initial Public Equity Offering to fund the development of its D-DTH business. The Company's D-DTH business plan requires substantial capital expenditures to fund, among other things, the promotional incentives that are anticipated to be required to expand its business. The Company's business plan anticipates spending up to approximately $200 million to provide D-DTH Reception Systems to the targeted 500,000 initial subscribers at a price that is significantly decreased by promotional incentives, in order to drive subscriber penetration. The Company may require additional external funding for its business development plans if it continues to provide promotional incentives to subscribers (other than the 500,000 targeted initial subscribers) with respect to the price of the D-DTH Reception Systems.

    The Company intends to initially charge its D-DTH subscribers an up-front fee of $123, which includes installation, one year's subscription for channels and D-DTH Reception System rental. For additional monthly fees of $1.00 and $5.00, respectively, subscribers will be able to receive premium services such as Wizja 1 and HBO. After the first year of service, subscribers will be required to pay a quarterly fee expected to be approximately $38 in advance for the service plus separate amounts to receive premium services such as Wizja 1 and HBO. The Company will retain ownership of the D-DTH Reception Systems.

    The costs and expenses related to the D-DTH business will include all direct and indirect costs of transmitting the Company's D-DTH service to its subscribers. These costs will include satellite lease payments for transponder capacity, uplink and downlink facility costs, payments to acquire the D-DTH Reception Systems, payments to Philips for distribution and installation, marketing and advertising, personnel costs, maintenance of D-DTH Reception Systems and call center overhead costs.

    The Company has signed 10-year lease agreements with SES for the use of three transponders providing up to 21 channel capacity. Aggregate charges for each transponder are capped at $6.75 million per year for each transponder and $200 million for all three transponders for the term of the contracts.

PROGRAMMING OVERVIEW

    The Company plans to commence transmitting Wizja TV across its cable networks and on its D-DTH system on April 18, 1998. To promote the launch of Wizja TV, the Company has commenced a $20 million nationwide marketing campaign which the Company believes will be the largest single-year product launch expenditure to date in Poland. Wizja TV's initial channel line-up will include three channels, Atomic TV, Wizja 1 and Wizja Pogoda, that are owned and operated by the Company and 12 channels that are produced by third parties. Wizja 1 will be a premium general entertainment channel showing movies, sports, series and children's programming. Atomic TV is a Polish-language music television channel, targeting 14 to 29 year olds. Atomic TV began to be broadcast in April 1997 across the cable networks of the Company and other cable operators. Atomic TV is currently distributed to more than 900,000 cable subscribers, and the Company believes that based on distribution it is the leading music television channel in the Polish market. The Company expects to expand Wizja TV's initial channel line-up to include additional basic and premium channels, including the Company's proprietary Wizja Sport channel, and eventually to introduce tiered packages containing a variety of combinations of 21 or more channels.

    The Company intends to distribute Wizja TV programming across its cable networks and on its D-DTH system. This will provide two sources of revenue for the Company: subscriber fees and advertising revenue. The Company may also distribute programming to other cable operators in Poland for a per-subscriber fee as well as sharing in advertising revenue earned during the programming.

    Advertising revenue earned from third party acquired programming depends on the nature of the contract. Generally, the Company will be entitled to up to 50% of the net advertising revenue earned during the distribution of third party programming across its cable networks and on its D-DTH system. Advertising revenue is recognized as earned in the period in which the advertising is broadcast.

    Costs related to the programming business include costs to acquire third party programming, in-house production costs, selling costs, facilities costs, and personnel costs.

    The Company has purchased exclusive rights from third parties for programming on Wizja TV. In some of the agreements, the channel supplier may terminate the agreement and/or eliminate the exclusivity rights if the Company does not achieve specified milestones for subscriber numbers by certain specified dates. In addition, most of the agreements impose certain restrictions on the tiering of the particular channel, which will limit the flexibility of the Company in determining program tiering in the future, and some of the agreements also include provisions whereby the Company agrees to indemnify the channel supplier against any claims, including claims made by governmental authorities, resulting from the exclusive nature of the rights granted or from the tiering restrictions.

    Some of the Company's programming and sports rights agreements require payments based on a guaranteed minimum number of subscribers, and some required payments at the time of execution. As of December 31, 1997, the Company was committed to pay approximately $91.8 million in guaranteed minimum payments over the next five years, of which approximately $30.0 million was committed through the end of 1999. Additionally, as of March 19, 1998, the Company was committed to pay a further amount of approximately $14.5 million in guaranteed minimum payments over the next five years, of which approximately $7.5 million was committed through the end of 1999. In addition, the Company is continuing to negotiate additional agreements with channel suppliers and sports rights organizations, which agreements if consummated may require the Company to pay additional guaranteed minimum payments and/or payments at the time of execution.

    Certain in-house production costs will be capitalized and amortized in accordance with the guidance established within the Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films", as applicable.

1997 COMPARED TO 1996

    CABLE TELEVISION REVENUE. Revenue increased $13.2 million or 53.0% from $24.9 million in 1996 to $38.1 million in 1997. This increase was primarily attributable to a 42.6% increase in the number of basic subscribers from approximately 446,000 at December 31, 1996 to approximately 636,000 at December 31, 1997, as well as an increase in monthly tariffs. Approximately 69.3% of this increase in basic subscribers was the result of acquisitions and the remainder was due to build-out of the Company's existing cable networks.

    Revenue from monthly subscription fees represented 87.2% and 90.1% of cable television revenue in 1996 and 1997, respectively. Installation fee revenue for 1997 decreased by 6.3% compared to 1996, from $3.2 million to $3.0 million. During 1997, the Company generated approximately $56,000 of additional premium subscription revenue and approximately $941,000 of additional premium channel installation revenue as a result of providing the HBO pay movie channel to cable subscribers.

    DIRECT OPERATING EXPENSES. Direct operating expenses increased $7.4 million, or 102.8%, from $7.2 million in 1996 to $14.6 million in 1997, principally as a result of the following: higher levels of technical personnel and increased maintenance expenses associated with recently acquired networks which have not yet been integrated within the Company's networks and standards, the increased size of the Company's cable television system, and costs associated with the lease of two transponders on the Astra 1F satellite which will provide the capability to deliver the Company's Polish-language programming platform to Polish customers on the Company's cable television networks and its D-DTH system. Direct operating expenses increased from 28.9% of revenues for 1996 to 38.3% of revenues for 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $40.6 million or 436.6% from $9.3 million in 1996 to $49.9 million in 1997. A portion of this increase was due to non-cash compensation expense of $18.1 million in 1997 related to options to purchase shares granted to key executives. The remainder of the increase was attributable to an increase in sales and marketing expenses incurred in newly acquired networks, costs associated with the agreement relating to sale of advertising on Atomic TV, described in Note 9 to the Company's consolidated financial statements included herein, and costs of launching the distribution of the HBO premium pay movie channel in Poland. Compensation expense also increased as the Company has established a management team of senior executives who have significant experience in the cable television, programming and satellite broadcasting businesses.

    As a percentage of revenue, selling, general and administrative expenses increased from 37.3% for 1996 to approximately 130.8% for 1997. However, without considering the non-cash compensation expense related to the stock options described above, selling, general and administrative expenses as a percentage of revenues would have been 83.4% in 1997.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $6.5 million, or 66.3%, from $9.8 million in 1996 to $16.3 million in 1997, principally as a result of depreciation of additional cable television systems acquired and the continued build-out of the Company's networks. Depreciation and amortization expense as a percentage of revenues increased from 39.3% in 1996 to 42.7% in 1997.

    INTEREST EXPENSE. Interest expense increased $9.2 million, or 195.7%, from $4.7 million in 1996 to $13.9 million in 1997 primarily due to the inclusion of a full year's interest on the PCI Notes which were issued in October 1996.

    INTEREST AND INVESTMENT INCOME. Interest and investment income increased $4.5 million, or 346.2%, from $1.3 million in 1996 to $5.8 million in 1997, primarily due to the income derived from the investment of a portion of the net proceeds from the issuance of PCI Notes in October 1996 and the Initial Public Equity Offering in August 1997.

    FOREIGN EXCHANGE LOSS. For 1997 foreign exchange loss amounted to $1.0 million as compared to $761,000 for 1996, primarily due to less favorable exchange rate fluctuations.

    MINORITY INTEREST. Minority interest expense was $3.6 million for 1997, resulting from a fourth quarter adjustment to write-off certain receivable balances that were not recoverable, compared to minority interest income of $1.9 million for 1996.

    EXTRAORDINARY ITEM. During 1996 the Company prepaid a loan from the Overseas Private Investment Corporation ("OPIC"), resulting in an extraordinary loss of $1.7 million, consisting of a prepayment penalty of $147,000 and a non-cash charge of $1,566,000 to write-off deferred financing costs.

    NET LOSS. For 1996 and 1997, the Company had net losses of $6.6 million and $54.8 million, respectively. These losses were the result of the factors discussed above.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from a loss of $7.7 million in 1996 to a loss of $91.1 million in 1997 due to the excess of consideration paid for preferred stock over the carrying amount of such stock of $33.8 million, which represents an additional return of capital to preferred stockholders, as well as a result of the factors discussed above.

1996 COMPARED TO 1995

    CABLE TELEVISION REVENUE. Revenue increased $6.3 million, or 33.9%, from $18.6 million in 1995 to $24.9 million in 1996. This increase was primarily attributable to a 70% increase in the number of basic subscribers from approximately 262,000 at December 31, 1995 to approximately 446,000 at December 31, 1996. (Such subscriber numbers do not include approximately 15,000 subscribers served by a cable system the Company acquired on January 1, 1997). Approximately 44.6% of this increase in basic subscribers was due to build-out of the Company's existing cable networks and the remainder was the result of acquisitions. Revenue from monthly subscription fees represented approximately 87.2% of cable television revenue in 1996. Installation fee revenue increased by 37.0% from $2.3 million in 1995 to approximately $3.2 million in 1996, primarily as a result of several remarketing campaigns implemented throughout 1996, which led to increased penetration. In addition, the Company experienced an increase in subscriber installations as a result of the continued build-out of the Company's networks.

    DIRECT OPERATING EXPENSES. Direct operating expenses increased $2.1 million, or 41.2%, from $5.1 million in 1995 to $7.2 million in 1996, principally as a result of higher levels of technical personnel and increased maintenance expenses associated with recently acquired networks as well as the increased size of the Company's cable television systems. Direct operating expenses increased from 27.6% of revenue in 1995 to 28.9% of revenue in 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.6 million, or 97.9%, from $4.7 million in 1995 to $9.3 million in 1996, primarily as a result of an increase in sales and marketing expenses incurred in newly acquired networks, the introduction of several remarketing campaigns throughout the areas covered by the Company's networks, and increased compensation and 1996 bonuses. Selling, general and administrative expenses increased from 25.2% of revenue in 1995 to 37.3% of revenue in 1996.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses rose $4.6 million, or 88.5%, from $5.2 million in 1995 to $9.8 million in 1996, principally as a result of depreciation of additional cable television assets acquired in connection with the build-out of the Company's network. Also, during 1996, all of the prematurity periods expired and therefore the entire balance of investment in cable television system assets was subject to depreciation. Depreciation and amortization expenses as a percentage of revenue increased from 28.0% in 1995 to 39.3% in 1996.

    INTEREST EXPENSE. Interest expense increased $0.3 million, or 6.8%, from $4.4 million in 1995 to $4.7 million in 1996, primarily due to increased interest expense resulting from the issuance of $130 million of PCI Notes partially offset by a reduction in interest expense as a result of the repayment of $55 million of indebtedness with a portion of the proceeds from PCI's sale of equity securities in March 1996.

    INTEREST AND INVESTMENT INCOME. Interest and investment income increased by $1.1 million from $0.2 million in 1995 to $1.3 million in 1996. This increase was primarily attributable to a positive cash position in 1996 resulting from the issuance of PCI shares and the PCI Notes.

    FOREIGN EXCHANGE LOSS. Foreign exchange loss increased from $17,000 in 1995 to $761,000 in 1996, primarily due to less favorable exchange rate fluctuations.

    MINORITY INTEREST. Minority interest in subsidiaries' loss was $1.9 million in 1996 resulting from losses incurred in two minority owned subsidiaries compared to minority interest in subsidiaries' income of $18,000 in 1995. During 1996 the Company completed partial acquisitions which gave rise to the increase in minority interest in subsidiaries' losses.

    EXTRAORDINARY ITEM. During 1996 the Company prepaid a loan from OPIC, resulting in an extraordinary loss of $1.7 million, consisting of a prepayment penalty of $147,000 and a write-off of $1,566,000 of deferred financing costs.

    NET LOSS. Net loss increased from a loss of $1.3 million in 1995 to a loss of $6.6 million in 1996 as a result of the factors discussed above.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from a loss of $1.3 million in 1995 to a loss of $7.7 million in 1996 due to the accretion of redeemable preferred stock and the payment of a preferred stock dividend, which was more than offset by the excess of the carrying amount of preferred stock over the consideration transferred for such stock, as well as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has met its cash requirements in recent years primarily with (i) capital contributions and loans from certain of Polish Investments Holding L.P. ("PIHLP"), the Cheryl Anne Chase Marital Trust ("CAC Trust") certain members of David T. Chase's family and family trusts (the "Chase Family") (collectively the "Chase Entities") and ECO Holdings III Limited Partnership ("ECO", and together with the Chase Entities, the "Principal Stockholders"), (ii) borrowings under available credit facilities, (iii) cash flows from operations, (iv) the sale of $130 million aggregate principal amount of PCI Notes, and (v) the sale of approximately $200 million of Common Stock through the Initial Public Equity Offering in August 1997. The Company had positive cash flows from operating activities in 1995 and 1996 of $3.8 million and $6.1 million, respectively, primarily due to the increase of cash received from subscribers and the deferral of the payment of interest expense. The Company had negative cash flow from operating activities for 1997 of $18.8 million, due to the Company's net loss.

    During 1996, PCI issued common and preferred stock to certain of the Principal Stockholders for approximately $82 million. On March 29, 1996, PCI consummated a transaction in which ECO purchased shares of common and preferred stock of PCI for a price of $65 million. On March 29, 1996, the Chase Family purchased additional shares of preferred and common stock of PCI for an aggregate purchase price of approximately $17 million. PCI applied approximately $55 million of the proceeds of these transactions to repay indebtedness owed to Chase American Corporation, which is beneficially owned by the Chase

Family, and approximately $8.5 million to redeem preferred stock held by PIHLP, which is beneficially owned by the Chase Family.

    During 1996, PCI also entered into an agreement with AmerBank in Poland, S.A. ("AmerBank") which provides for a credit facility of approximately $6.5 million. Funds are available under the credit agreement through December 31, 1998 and interest, based on LIBOR plus 3%, is due quarterly. All advances under the loan must be repaid by August 20, 1999. At December 31, 1997, there were no outstanding amounts under this facility. PCI will be able to utilize this facility for future borrowings.

    On October 31, 1996, $130 million aggregate principal amount of PCI Notes were sold by PCI to the initial purchaser pursuant to a purchase agreement. The initial purchaser subsequently completed a private placement of the PCI Notes. The PCI Notes were issued pursuant to the PCI Indenture.

    Pursuant to the PCI Indenture, PCI is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuances and sales of capital stock of subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of PCI Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) provision of financial statements and reports. Pursuant to the AmerBank credit facility, PCI is subject to certain informational and notice requirements but is not subject to restrictive covenants. The PCI Indenture limits, but does not prohibit, the payment of dividends by PCI and the ability of PCI to incur additional indebtedness. PCI could not pay dividends to the Company as of December 31, 1997 because certain financial ratios did not meet the minimum provided in the PCI Indenture.

    In August 1997, the Company raised approximately $183.3 million (net) through its Initial Public Equity Offering.

    The Company is dependent on obtaining new financing to achieve its business strategy and is currently exploring methods of raising additional capital. If not successful, the Company will be required to reduce the scope of its presently anticipated expansion of operations, reduce capital and operating expenditures, including invoking cancellation rights under certain agreements, and as a result the business, results of operations and prospects of the Company could be adversely affected.

    Cash used for the purchase and build-out of the Company's cable television networks was $16.7 million, $26.6 million and $42.5 million in 1995, 1996 and 1997, respectively.

    Cash used for the acquisition of subsidiaries, net of cash received, was $4.1 million, $13.8 million, and $18.0 million in 1995, 1996, and 1997, respectively. The Company spent approximately $1.2 million, $3.9 million, and $5.9 million in 1995, 1996, and 1997, respectively, to upgrade major acquired networks to meet PCI's technical standards.

    Some of the Company's programming and sports rights agreements require payments based on a guaranteed minimum number of subscribers and some required payments at the time of execution. As of December 31, 1997, the Company was committed to pay approximately $91.8 million in guaranteed minimum payments over the next five years, of which approximately $30.0 million was committed through the end of 1999. Additionally, as of March 19, 1998, the Company was committed to pay a further amount of approximately $14.5 million in guaranteed minimum payments over the next five years, of which approximately $7.5 million is committed through the end of 1999. In connection with the Company's D-DTH business, the Company has entered into contracts to acquire technical equipment and services necessary for the installation of the digital transmission facility and uplink site in the United Kingdom, with an aggregate commitment of approximately $6.2 million in 1998.

    The Company has entered into contracts with SES, for the lease of three transponders on two satellites, Astra 1F and 1G. Aggregate charges for each transponder are capped at $6.75 million per year for each transponder and $200 million for all three transponders through the scheduled termination of the contract in 2007.

INFLATION AND CURRENCY EXCHANGE FLUCTUATIONS

    Since the fall of Communist rule in 1989, Poland has experienced high levels of inflation and significant fluctuation in the exchange rate for the z$loty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 27% in 1995, approximately 20% in 1996 and to approximately 14.9% in 1997. The exchange rate for the z$loty has stabilized and the rate of devaluation of the z$loty has generally decreased since 1991. However, the z$loty exchange rate has increased in 1997. Inflation and currency exchange fluctuations have had, and may continue to have, a material adverse effect on the business, financial condition and results of operations of the Company.

    Substantially all of the Company's debt obligations and certain of the Company's operating expenses and capital expenditures are, and are expected to continue to be, denominated in or indexed to U.S. Dollars and Deutsche Marks. By contrast, substantially all of the Company's revenues are denominated in z$loty. Any devaluation of the z$loty against the U.S. Dollar or the Deutsche Mark that the Company is unable to offset through price adjustments will require the Company to use a larger portion of its revenues to service its U.S. Dollar-denominated and Deutsche Mark-denominated obligations. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, it is unlikely that the Company will be able to obtain hedging arrangements on commercially satisfactory terms. Accordingly, shifts in currency exchange rates may have an adverse effect on the ability of the Company to service its U.S. Dollar-denominated and Deutsche Mark-denominated obligations and, thus, on the Company's financial condition and results of operations.

YEAR 2000 COMPLIANCE

    In January 1997, the Company developed a plan to deal with the Year 2000 problem and to make its computer systems Year 2000 complaint. The Company's plan provides for the Year 2000 related efforts to be completed by the end of 1998. Largely as a result of its high rate of growth over the past few years, the Company has entered into an agreement to purchase a new system to replace its current accounting computer system and an agreement to purchase specialized billing software for the Company's new customer service and billing center. The Company has no other significant computer systems. The total cost of the purchases is estimated to be approximately $2,400,000. The Company has obtained confirmations from the vendors of the systems indicating that such systems are Year 2000 complaint.

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

    The Company, effective for the year ended December 31, 1997, has adopted SFAS No. 128, "Earnings Per Share." Pursuant to the provisions of the Statement, basic loss per share has been computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The effect of potential common stock (stock options outstanding) is anti-dilutive. Accordingly, dilutive loss per share does not assume the exercise of stock options outstanding.

IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

    SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997 and establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. As this new standard only requires additional information in financial statements, it will not affect the Company's financial position or results of operations. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company is currently evaluating the presentation alternatives permitted by the statement.

    SFAS No. 131, "Disclosures about Segment of an Enterprise and Related Information," was issued in June 1997 and establishes standards for the reporting of information relating to operating segments in annual financial statements, as well as disclosure of selected information in interim financial reports. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," which requires reporting segment information by industry and geographic area (industry approach). Under SFAS No. 131, operating segments are defined as components of a company for which separate financial information is available and used by management to allocate resources and assess performance (management approach). This statement is effective for year-end 1998 financial statements. Interim financial information will be required beginning in 1999 (with comparative 1998 information). The Company does not anticipate that this standard will significantly impact the composition of its current operating segments, which are consistent with the management approach.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
@ Entertainment, Inc.:

    We have audited the accompanying consolidated balance sheets of @ Entertainment, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of @ Entertainment, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles in the United States of America.

                                  KPMG Polska Sp. z o.o.

Warsaw, Poland

March 19, 1998

                             @ ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
Current assets:
  Cash and cash equivalents...............................................................  $  105,691  $   68,483
  Investment securities (note 4)..........................................................          --      25,115
  Accounts receivable, net of allowances for doubtful accounts of $766,000 in 1997 and
    $545,000 in 1996 (note 5).............................................................       4,544       1,215
  Other current assets (note 8)...........................................................       4,998       2,247
                                                                                            ----------  ----------
    Total current assets..................................................................     115,233      97,060
                                                                                            ----------  ----------

Property, plant and equipment:
  Cable television system assets..........................................................     134,469      99,700
  Construction in progress................................................................       6,276         410
  Vehicles................................................................................       2,047       1,199
  Other...................................................................................       7,940       2,667
                                                                                            ----------  ----------
                                                                                               150,732     103,976
    Less accumulated depreciation.........................................................     (33,153)    (19,143)
                                                                                            ----------  ----------
    Net property, plant and equipment.....................................................     117,579      84,833

Inventories for construction..............................................................       8,153       7,913
Intangibles, net (note 7).................................................................      33,440      18,492
Notes receivable from affiliates (note 14)................................................         691       2,491
Investments in affiliated companies (note 9)..............................................      21,800         748
Other assets (note 8).....................................................................      10,200       6,000
                                                                                            ----------  ----------
    Total assets..........................................................................  $  307,096  $  217,537
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                             @ ENTERTAINMENT, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
Current liabilities:
  Accounts payable and accrued expenses...................................................  $   13,781  $    6,281
  Accrued interest (note 12)..............................................................       2,175       2,175
  Deferred revenue........................................................................       1,257       1,102
  Income taxes payable....................................................................       1,765       4,472
  Other current liabilities (note 11).....................................................         940       2,175
                                                                                            ----------  ----------
    Total current liabilities.............................................................      19,918      16,205
                                                                                            ----------  ----------
Notes payable (note 12)...................................................................     130,110     130,074
                                                                                            ----------  ----------
    Total liabilities.....................................................................     150,028     146,279
                                                                                            ----------  ----------

Minority interest.........................................................................       4,713       5,255

Redeemable preferred stock (liquidation value $85,000,000. Authorized 8,500 shares; none
  issued and outstanding in 1997, 8,500 issued and outstanding in 1996) (note 1)..........          --      34,955

Commitments and contingencies (notes 17 and 18)

Stockholders' equity (note 1):
  Preferred stock, $.01 par value. Authorized 20,000,000 shares; none issued and
    outstanding...........................................................................          --          --
  Common stock, $.01 par value. Authorized 70,000,000 shares in 1997 and 50,000,000 shares in 1996; issued and outstanding 33,310,000 shares in 1997 and 18,948,000 shares in
    1996..................................................................................         333         189
  Paid-in capital.........................................................................     230,339      54,134
  Cumulative translation adjustment.......................................................        (218)         --
  Accumulated deficit.....................................................................     (78,099)    (23,275)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................     152,355      31,048
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $  307,096  $  217,537
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                             @ ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------

                                                                                 (IN THOUSANDS, EXCEPT PER SHARE
                                                                                              DATA)
Cable television revenue......................................................  $   38,138  $   24,923  $   18,557
Operating expenses:
  Direct operating expenses...................................................      14,621       7,193       5,129
  Selling, general and administrative expenses (notes 9 and 16)...............      49,893       9,289       4,684
  Depreciation and amortization...............................................      16,294       9,788       5,199
                                                                                ----------  ----------  ----------
      Total operating expenses................................................      80,808      26,270      15,012
                                                                                ----------  ----------  ----------
      Operating (loss)/income.................................................     (42,670)     (1,347)      3,545
Interest and investment income................................................       5,754       1,274         174
Interest expense (note 12)....................................................     (13,902)     (4,687)     (4,373)
Equity in losses of affiliated companies......................................        (368)         --          --
Foreign exchange loss.........................................................      (1,027)       (761)        (17)
                                                                                ----------  ----------  ----------
    Loss before income taxes, minority interest and extraordinary item........     (52,213)     (5,521)       (671)
Income tax benefit/(expense) (note 10)........................................         975      (1,273)       (600)
Minority interest.............................................................      (3,586)      1,890         (18)
                                                                                ----------  ----------  ----------
Loss before extraordinary item................................................     (54,824)     (4,904)     (1,289)
Extraordinary item--loss on early extinguishment of debt (note 12)............          --      (1,713)         --
                                                                                ----------  ----------  ----------
    Net loss..................................................................     (54,824)     (6,617)     (1,289)
Accretion of redeemable preferred stock (note 1)..............................      (2,436)     (2,870)         --
Preferred stock dividends (note 1)............................................          --      (1,738)         --
(Excess)/deficit of consideration paid for preferred stock (over)/under
  carrying amount (note 1)....................................................     (33,806)      3,549          --
                                                                                ----------  ----------  ----------
    Net loss applicable to holders of common stock............................  $  (91,066) $   (7,676) $   (1,289)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Basic and diluted loss per common share:
  Loss before extraordinary item..............................................  $    (3.68) $    (0.34) $    (0.10)
  Extraordinary item..........................................................          --       (0.10)         --
                                                                                ----------  ----------  ----------
  Net loss (note 15)..........................................................  $    (3.68) $    (0.44) $    (0.10)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                             @ ENTERTAINMENT, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                      PREFERRED STOCK           COMMON STOCK                   CUMULATIVE
                                   ----------------------  -----------------------   PAID-IN   TRANSLATION  ACCUMULATED
                                     SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL   ADJUSTMENT     DEFICIT
                                   -----------  ---------  ----------  -----------  ---------  -----------  ------------
                                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance January 1, 1995..........         985   $  10,311      11,037   $   4,993   $   1,544   $      --    $  (15,369)
    Net loss.....................          --          --          --          --          --          --        (1,289)
                                   -----------  ---------  ----------  -----------  ---------  -----------  ------------
Balance December 31, 1995........         985      10,311      11,037       4,993       1,544          --       (16,658)
    Net loss.....................          --          --          --          --          --          --        (6,617)
    Stock dividend...............         166       1,738          --          --      (1,738)         --            --
    Proceeds from issuance of
      common and preferred stock
      (note 1)...................          --          --       7,911      (4,992)     87,021          --            --
    Cost of issuance (note 1)....          --          --          --          --      (1,028)         --            --
    Allocation of proceeds to
      preferred (note 1).........          --          --          --          --     (32,156)         --            --
    Preferred stock redemption
      (note 1)...................      (1,151)    (12,049)         --          --       3,549          --            --
    Accretion of redeemable
      preferred stock (note 1)...          --          --          --          --      (2,870)         --            --
    Reorganization (note 1)......          --          --  18,929,052         188        (188)         --            --
                                   -----------  ---------  ----------  -----------  ---------  -----------  ------------
Balance December 31, 1996........          --          --  18,948,000         189      54,134          --       (23,275)
    Translation adjustment.......          --          --          --          --          --        (218)           --
    Net loss.....................          --          --          --          --          --          --       (54,824)
    Net proceeds from initial
      public offering (note 1)...          --          --   9,500,000          95     183,197          --            --
    Purchase of PCI series A and
      C redeemable preferred
      stock (note 1).............          --          --          --          --     (33,806)         --            --
    Accretion of redeemble
      preferred stock (note 1)...          --          --          --          --      (2,436)         --            --
    Conversion of series B
      redeemable preferred stock
      (note 1)...................          --          --   4,862,000          49      11,148          --            --
    Stock option compensation
      expense (note 16)..........          --          --          --          --      18,102          --            --
                                   -----------  ---------  ----------  -----------  ---------  -----------  ------------
Balance December 31, 1997........          --   $      --  33,310,000   $     333   $ 230,339   $    (218)   $  (78,099)
                                   -----------  ---------  ----------  -----------  ---------  -----------  ------------
                                   -----------  ---------  ----------  -----------  ---------  -----------  ------------


                                      TOTAL
                                   -----------

Balance January 1, 1995..........  $     1,479
    Net loss.....................       (1,289)
                                   -----------
Balance December 31, 1995........          190
    Net loss.....................       (6,617)
    Stock dividend...............           --
    Proceeds from issuance of
      common and preferred stock
      (note 1)...................       82,029
    Cost of issuance (note 1)....       (1,028)
    Allocation of proceeds to
      preferred (note 1).........      (32,156)
    Preferred stock redemption
      (note 1)...................       (8,500)
    Accretion of redeemable
      preferred stock (note 1)...       (2,870)
    Reorganization (note 1)......           --
                                   -----------
Balance December 31, 1996........       31,048
    Translation adjustment.......         (218)
    Net loss.....................      (54,824)
    Net proceeds from initial
      public offering (note 1)...      183,292
    Purchase of PCI series A and
      C redeemable preferred
      stock (note 1).............      (33,806)
    Accretion of redeemble
      preferred stock (note 1)...       (2,436)
    Conversion of series B
      redeemable preferred stock
      (note 1)...................       11,197
    Stock option compensation
      expense (note 16)..........       18,102
                                   -----------
Balance December 31, 1997........  $   152,355
                                   -----------
                                   -----------

          See accompanying notes to consolidated financial statements.

                             @ ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                 1997        1996        1995
                                                                              ----------  ----------  ----------
                                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................................  $  (54,824) $   (6,617) $   (1,289)
  Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
    Minority interest.......................................................       3,586      (1,890)         18
    Depreciation and amortization...........................................      16,294       9,788       5,199
    Amortization of notes payable discount and issue costs..................       1,040         166          --
    Non-cash portion of extraordinary item..................................          --       1,566          --
    Gain on sale of investment securities...................................        (358)         --          --
    Non-cash stock option compensation expense..............................      18,102          --          --
    Interest expense added to notes payable to affiliates...................          --          --       2,379
    Equity in losses of affiliated companies................................         368          --          --
    Changes in operating assets and liabilities:
      Accounts receivable...................................................      (3,191)       (796)       (785)
      Other current assets..................................................      (2,995)     (1,862)          6
      Accounts payable and accrued expenses.................................       7,846       3,186       1,003
      Income taxes payable..................................................      (2,707)        334         600
      Accrued interest......................................................          --       2,175          --
      Deferred revenue......................................................         155        (131)        152
      Other current liabilities.............................................      (2,089)        193      (3,444)
                                                                              ----------  ----------  ----------
        Net cash (used in)/provided by operating activities.................     (18,773)      6,112       3,839
                                                                              ----------  ----------  ----------
Cash flows from investing activities:
  Purchases and construction of property, plant and equipment...............     (42,454)    (26,581)    (16,715)
  Repayment of notes receivable from affiliates.............................       2,521          --          --
  Issuance of notes receivable from affiliates..............................        (721)     (2,491)         --
  Purchase of investment securities.........................................          --     (25,940)     (1,207)
  Proceeds from maturity of investment securities...........................      25,473          --          --
  Purchase of other assets..................................................     (10,200)     (6,000)         --
  Investments in affiliated companies.......................................     (21,420)       (580)         --
  Purchase of subsidiaries, net of cash received............................     (18,041)    (13,269)     (4,063)
                                                                              ----------  ----------  ----------
        Net cash used in investing activities...............................     (64,842)    (74,861)    (21,985)
                                                                              ----------  ----------  ----------
Cash flows from financing activities:
  Net proceeds from issuance of stock.......................................     183,292      81,001          --
  Redemption of preferred stock.............................................     (60,000)     (8,500)         --
  Costs to obtain loans.....................................................      (1,749)     (6,513)     (1,036)
  Proceeds from notes payable...............................................          --     136,074      14,533
  Repayment of notes payable................................................        (720)    (27,893)         --
  Borrowings from/(repayments to) affiliates................................          --     (39,280)      4,499
                                                                              ----------  ----------  ----------
        Net cash provided by financing activities...........................     120,823     134,889      17,996
                                                                              ----------  ----------  ----------
        Net increase/(decrease) in cash and cash equivalents................      37,208      66,140        (150)
Cash and cash equivalents at beginning of year..............................      68,483       2,343       2,493
                                                                              ----------  ----------  ----------
Cash and cash equivalents at end of year....................................  $  105,691  $   68,483  $    2,343
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------
Supplemental cash flow information:
  Cash paid for interest....................................................  $   12,873  $    2,338  $    1,992
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------
  Cash paid for income taxes................................................  $    1,732  $    1,184  $       --
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                             @ ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

1. ORGANIZATION AND FORMATION OF HOLDING COMPANY

    @ Entertainment, Inc. ("@ Entertainment") was established as a Delaware corporation in May 1997. @ Entertainment succeeded Poland Communications, Inc. ("PCI") as the group holding company to facilitate an initial public offering of stock in the United States and internationally (the "IPO"). PCI was founded in 1990 by David T. Chase, a Polish-born investor.

    @ Entertainment, Inc. and its subsidiaries (the "Company") offers pay television services to business and residential customers in Poland. Its revenues are derived primarily from installation fees and monthly basic and premium service fees for cable television services provided primarily to residential, rather than business, customers. The Company intends to launch a digital satellite direct-to-home ("D-DTH") broadcasting service throughout Poland during the first half of 1998. In addition to developing and acquiring programming for distribution on its cable television networks, the Company intends to expand its programming by launching, simultaneously with its D-DTH launch, a branded digital encrypted platform of Polish-language programming under the brand name Wizja TV.

    At December 31, 1997, @ Entertainment wholly owns PCI, At Entertainment Limited ("@EL") and Sereke Holding B.V. ("Sereke") which are United States, United Kingdom and Netherlands corporations, respectively. PCI owns 92.3% of the capital stock of Poland Cablevision (Netherlands) B.V. ("PCBV"), a Netherlands corporation and first-tier subsidiary of PCI. @ Entertainment, PCI and PCBV are holding companies that directly or indirectly hold controlling interests in a number of Polish cable television companies, collectively referred to as the "PTK Companies". @EL and Sereke were established during 1997 to develop and operate, in association with other subsidiaries, a D-DTH broadcasting service and Polish-language programming under the brand name Wizja TV. As of December 31, 1997, substantially all of the assets and operating activities of the Company were located in Poland and the United Kingdom.

    The following is a description of the events leading up to the formation of @ Entertainment.

    PCI had outstanding at December 31, 1995, 985 shares of preferred stock, which was convertible into 812 shares of Class A common stock. PCI had the option of redeeming the preferred stock in whole or in part from January 1, 1996 through December 31, 2002. However, as discussed below, the preferred stock was exchanged for new series D preferred stock during March 1996.

    During February 1996, PCI issued to certain stockholders an additional 2,437 shares of Class A common stock in accordance with the provisions of the Shareholder Agreement dated June 27, 1991. The shares were issued at a nominal value of $.01 each. Also during February 1996, PCI issued a stock dividend of 166 shares of series A preferred stock to the preferred stock stockholder.

    During March 1996, PCI completed several transactions including restating its certificate of incorporation, issuing new shares of stock, redeeming preferred stock, and the repayment of affiliate debt. The restated certificate of incorporation of PCI authorized a new class of $.01 par common stock, $1 par series A preferred stock, $.01 par series B preferred stock, $.01 par series C preferred stock, and $.01 par series D preferred stock. All shares of Class A and Class B common stock previously issued and outstanding were exchanged for new common stock. All issued and outstanding shares of preferred stock were exchanged for new series D preferred stock, which was subsequently redeemed for $8,500,000. Only common stock and series B preferred stock retained voting rights and only holders of common stock were entitled to receive dividends. Each series of preferred stock has redemption provisions; the series B preferred stock was also convertible into common stock.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

1. ORGANIZATION AND FORMATION OF HOLDING COMPANY (CONTINUED)
    During March 1996, PCI issued 4,662 shares of common stock, 4,000 shares of series A preferred stock, and 2,500 shares of series B preferred stock to ECO Holdings III Limited Partnership ("ECO") in exchange for $65,000,000; and 2,000 shares of series C preferred stock and 812 shares of common stock were issued to Polish Investments Holding Limited Partnership ("PIHLP") in exchange for $17,029,000.

    The PCI series A, series B and series C preferred stock have a mandatory redemption date of October 31, 2004. At the option of the Company, the PCI series A, series B and series C preferred stock may be redeemed at any time in whole or in part at a redemption price per share of $10,000. Prior to the mandatory redemption of the PCI series B preferred stock, the holders of any shares of PCI series B preferred stock had the option to convert their shares to 4,862 shares of PCI common stock. The preferred stock was recorded at its mandatory redemption value on October 31, 2004, discounted at 12%, of $32,156,000.

    On June 22, 1997, all the holders of shares of PCI's common stock and @ Entertainment entered into a Contribution Agreement. Pursuant to the Contribution Agreement, each holder of shares of PCI's common stock transferred all shares of PCI common stock owned by it to @ Entertainment. In addition, ECO transferred all of the outstanding shares of PCI's series B preferred stock to @ Entertainment. All of these transfers (the "Share Exchange") were designed to qualify as a tax-free exchange under section 351 of the Internal Revenue Code of 1986, as amended. Each holder of PCI's common stock received 1,000 shares of common stock of @ Entertainment in exchange for each share of PCI's common stock transferred by it (the "Capital Adjustment"). ECO also received an equivalent number of shares of @ Entertainment's series B preferred stock in exchange for its shares of PCI's series B preferred stock. @ Entertainment's series B preferred stock has identical rights and preferences to those of PCI's series B preferred stock, except that the ratio for conversion of such shares into common stock increased from 1:1.9448 to 1:1,944.80 in order to reflect the Capital Adjustment. The 2,500 outstanding shares of @ Entertainment's series B preferred stock automatically converted into 4,862,000 shares of common stock of @ Entertainment upon the closing of the IPO. The formation of @ Entertainment has been accounted for at historical cost in a manner similar to pooling of interest accounting.

    On June 20, 1997, PIHLP transferred all of the outstanding shares of PCI's series C preferred stock to an entity owned by certain of the beneficial owners of PIHLP and members of their families (the "Chase Entity"). The Chase Entity, ECO and @ Entertainment entered into a Purchase Agreement dated June 22, 1997 (the "Purchase Agreement"). Among other matters, the Purchase Agreement obligated @ Entertainment to purchase all of the outstanding shares of PCI's series A preferred stock and series C preferred stock for cash from ECO and the Chase Entity, respectively, at the closing of the IPO. The aggregate purchase price of $60,000,000 for PCI's series A preferred stock and series C preferred stock equaled the aggregate redemption price of such shares as set forth in PCI's certificate of incorporation. The purchase resulted in a loss applicable to common stockholders of $33,806,000 representing the excess of the consideration paid for the preferred stock over the carrying amount of those shares as of the date of the Reorganization (as defined hereinafter). The aforementioned purchase was funded with a portion of the net proceeds of the IPO.

    The Company periodically accreted, until the date of the purchases described above, from paid-in capital an amount that would provide for the redemption value of the PCI series A, B and C preferred shares at October 31, 2004. The total amounts recorded for accretion for the years ended December 31, 1997 and 1996 were $2,436,000 and $2,870,000, respectively.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

1. ORGANIZATION AND FORMATION OF HOLDING COMPANY (CONTINUED)
    In June 1997, @ Entertainment acquired all of the outstanding stock of @EL, a new corporation organized under the laws of England and Wales (the "@EL Incorporation").

    In June 1997, certain employment agreements for the executive officers of @ Entertainment who were employed by PCI and their employee stock option agreements were assigned to @ Entertainment by PCI (the "Assignment"). As part of the Assignment and the Capital Adjustment, the employment agreements were amended to provide that each option to purchase a share of PCI's common stock was exchanged for an option to purchase 1,000 shares of @ Entertainment's common stock with a proportionate reduction in the per share exercise price.

    The Share Exchange, Capital Adjustment, @EL Incorporation and the Assignment are collectively referred to as the "Reorganization". As a result of the Reorganization, @ Entertainment owns 100% of the outstanding shares of common stock and preferred stock of PCI and 100% of @EL.

    On August 5, 1997, the Company consummated an initial public offering of 9,500,000 shares of common stock at a price of $21 per share. Net proceeds to the Company were approximately $183,292,000 after deduction of the underwriting discount and other expenses of the offering.

2. FINANCIAL POSITION AND BASIS OF ACCOUNTING

    These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception. The Company expects to experience substantial operating losses and negative cash flows for at least the next two years in association with the expansion of the D-DTH and programming businesses. Additionally, the Company is currently and is expected to continue to be highly leveraged. The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company as well as its ability to obtain additional financing to support the planned expansion.

    Management of the Company believes that significant opportunities exist for pay television providers capable of delivering high quality, Polish-language programming on a multi-channel basis. As such, the Company has focused its financial and business efforts toward its position in the cable, D-DTH and programming markets. The Company's business strategy is designed to increase its market share and subscriber base and to maximize revenue per subscriber. To accomplish its objectives and to capitalize on its competitive advantages, the Company intends to (i) control content on its cable and D-DTH systems; (ii) grow its distribution capabilities; (iii) control its own subscriber management with advanced integrated management information systems; and (iv) establish Wizja TV as the leading brand name in the Polish pay television industry. The Company is dependent on obtaining new financing to achieve its business strategy and is currently exploring methods of raising additional capital. If not successful, the Company will be required to reduce the scope of its presently anticipated expansion of operations, reduce capital and operating expenditures, including invoking cancellation rights under certain agreements, and as a result the business, results of operations and prospects of the Company could be adversely affected. Management

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

2. FINANCIAL POSITION AND BASIS OF ACCOUNTING (CONTINUED) believes that cash on hand and cash from operations will be sufficient to fund its reduced plan for the next twelve months assuming the debt offering is not successful and, accordingly, consider it appropriate to prepare the consolidated financial statements on a going concern basis.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

    The consolidated financial statements include the financial statements of @ Entertainment, Inc. and its wholly owned and majority owned subsidiaries. Also consolidated is a 49% owned subsidiary for which the Company maintains control of operating activities and has the ability to influence the appointment of members to the Managing Board. All significant intercompany balances and transactions have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and other short-term investments with original maturities of less than three months.

    USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. GAAP. Actual results could differ from those estimates.

    REVENUE RECOGNITION

    Revenue is primarily derived from the sale of cable television services to retail customers in Poland. Revenue from subscription fees is recognized on a monthly basis as the service is provided. Installation fee revenue, for connection to the Company's cable television systems, is recognized to the extent of direct selling costs and the balance is deferred and amortized to income over the estimated average period that new subscribers are expected to remain connected to the systems.

    In association with the launch of the Company's D-DTH broadcasting service and branded digital encrypted platform of Polish-language programming under the brand name Wizja TV during the first half of 1998, the Company intends to begin distributing its own programming on both its D-DTH and cable television networks. Such distribution of programming will provide two sources of revenue for the Company: subscriber-based programming fees and advertising revenue. As of December 31, 1997, no programming or advertising revenue related to the D-DTH/Wizja TV launch has been earned or recognized.

    TAXATION

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

        U.S. TAXATION:

        The Company and PCI are subject to U.S. federal income taxation on its worldwide income. The PTK Companies and PCBV are foreign corporations, which are not engaged in a trade or business within the U.S. or to derive income from U.S. sources and accordingly, are not subject to U.S. income tax.

        FOREIGN TAXATION:

        The PTK Companies are subject to corporate income taxes, value added tax
    (VAT) and various local taxes within Poland, as well as import duties on materials imported by them into Poland. Under Polish law, the PTK Companies are exempt from import duties on certain in-kind capital contributions.

        The PTK Companies' income tax is calculated in accordance with Polish tax regulations. Due to differences between accounting practices under Polish tax regulations and those required by U.S. GAAP, certain income and expense items are recognized in different periods for financial reporting purposes and income tax reporting purposes which may result in deferred income tax assets and liabilities.

    INVESTMENT SECURITIES

    Investment securities outstanding at December 31, 1996, consist of short-term investments with original maturities ranging from four to six months. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES", the Company has classified all securities as held to maturity. Securities held to maturity are limited to securities for which the Company has the positive intent and the ability to hold to maturity. Held to maturity securities are carried at amortized cost on the consolidated balance sheet.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment includes assets used in the development of the D-DTH system. As of December 31, 1997, all of the Company's investment in D-DTH television systems was recorded as construction in progress. Accordingly, such investment will commence depreciation upon the expected substantial completion of such systems during the first half of 1998.

    Property, plant and equipment also includes assets used in the development and operation of the various cable television systems. During the period of construction, plant costs and a portion of design, development and related overhead costs are capitalized as a component of the Company's investment in cable television systems. When material, the Company capitalizes interest costs incurred during the period of construction in accordance with SFAS No. 34, "CAPITALIZATION OF INTEREST COST". Interest is not capitalized for short-term construction projects. During 1997, 1996 and 1995, no interest costs were capitalized.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Cable subscriber related costs and the Company's general and administrative expenses are charged to operations when incurred.

    Depreciation is computed for financial reporting purposes using the straight-line method over the following estimated useful lives:

Cable television system assets.................................     10 years
Vehicles.......................................................      5 years
Other property, plant and equipment............................  5--10 years

    INVENTORIES FOR CONSTRUCTION

    Inventories for construction are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories are principally related to work-in-progress in the various cable television systems.

    GOODWILL

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally ten years.

    INTANGIBLES

    During 1997, the Company entered into contracts for the purchase of certain exhibition or broadcast rights. Broadcast or exhibition rights consist principally of rights to broadcast syndicated programs, sports and feature films and are accounted for as a purchase of rights by the licensee. The asset and liability for the rights acquired and obligations incurred under a license agreement are reported by the Company, at the gross amount of the liability, when the license period begins and certain specified conditions have been met, in accordance with the guidelines established within SFAS No. 63, "FINANCIAL REPORTING BY BROADCASTERS".

    Broadcast rights that have limited showings will be generally amortized using an accelerated method as programs are aired based on the estimated number of showings. Capitalized costs relating to broadcast rights with unlimited showings will be amortized on a straight-line basis over the contract period.

    As the broadcast rights were purchased to correspond with the Company's launch of its D-DTH and Wizja TV programming platform during the first half of 1998, all of the costs incurred as of year end, approximately $894,000, were recorded as a prepayment within other current assets at December 31, 1997 and such rights will become available for broadcast during 1998.

    Through its subsidiaries, the Company has entered into lease agreements with the Polish national telephone company ("TPSA"), for the use of underground telephone conduits for cable wiring. Costs related to obtaining conduit and franchise agreements with housing cooperatives and governmental authorities are capitalized and amortized generally over a period of ten years. In the event the Company does not proceed to develop cable systems within designated cities, costs previously capitalized will be charged to expense.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Costs incurred to obtain financing have been deferred and amortized over the life of the loan using the effective interest method.

    INVESTMENTS IN AFFILIATED COMPANIES AND JOINT VENTURES RELATING TO THIRD
     PARTY PROGRAMMING

    In some instances, the Company purchases an equity interest in the programming it distributes, typically by investing in the entity which produces that particular programming for distribution in Poland, and by sharing the costs and expenses incurred in the creation of the Polish-language version of that particular programming. In these cases, the investment is accounted for under the equity method in accordance with guidance established within Accounting Principles Board ("APB") Opinion No. 18.

    MINORITY INTEREST

    Recognition of the minority interests' share of losses of consolidated subsidiaries is limited to the amount of such minority interests' allocable portion of the equity of those consolidated subsidiaries.

    STOCK-BASED COMPENSATION

    The Company has adopted SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", which gives companies the option to adopt the fair value based method for expense recognition of employee stock options and other stock-based awards or to account for such items using the intrinsic value method as outlined under APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", with pro forma disclosure of net loss and loss per share as if the fair value method had been applied. The Company has elected to apply APB Opinion No. 25 and related interpretations for stock options and other stock-based awards.

    FOREIGN CURRENCIES

    Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are remeasured at rates of exchange at consolidated balance sheet date. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

    Translation of the financial statements of the Polish subsidiaries into U.S. dollars has been performed in accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION". This standard requires that entities operating in countries with economies deemed to be highly inflationary translate all monetary assets and liabilities into U.S. dollars at the exchange rate in effect at year end and non-monetary assets and liabilities at historical or transaction date rates. Revenues and expenses are translated at the average exchange rate over the reporting period. For 1996, 1995 and 1994 inflation was 19.9%, 26.8% and 33.3%, respectively, yielding a three-year cumulative inflation rate of 102.7%.

    Effective January 1, 1998, Poland is no longer deemed to be a highly inflationary economy. In accordance with this change, the Company will establish a new functional currency basis for non-monetary items in accordance with guidelines established within EITF Issue 92-4, "ACCOUNTING FOR A CHANGE IN FUNCTIONAL CURRENCY WHEN AN ECONOMY CEASES TO BE CONSIDERED HIGHLY INFLATIONARY." That basis is computed by translating the historical reporting currency amounts of nonmonetary items into the local currency at current exchange rates.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    BASIC AND DILUTED NET LOSS PER SHARE

    The Company, effective for the year ended December 31, 1997, adopted SFAS No. 128 "EARNINGS PER SHARE". Accordingly, 1996 and 1995 per share calculations have been restated to conform with this statement. Pursuant to the provisions of the statement, basic loss per share has been computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The effect of potential common shares is antidilutive, accordingly, dilutive loss per share is the same as basic loss per share.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS" requires the Company to make disclosures of fair value information of all financial instruments, whether or not recognized on the consolidated balance sheets, for which it is practicable to estimate fair value.

    The Company's financial instruments include cash and cash equivalents, accounts receivable, notes receivable from affiliates, accounts payable and accrued expenses, other current liabilities, and notes payable.

    At December 31, 1997, the carrying value of cash and cash equivalents, investment securities, accounts receivable, accounts payable and accrued expenses, and other current liabilities on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

    At December 31, 1997, the fair value of the Company's notes payable balance approximates $128,420,000, based on the last trading price of the notes payable in 1997. It was not practicable to estimate the fair value of notes receivable from affiliates due to the nature of these instruments, the circumstances surrounding their issuance, and the absence of quoted market prices for similar financial instruments.

    IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the recoverability of long-lived assets (mainly property, plant and equipment, intangibles and certain other assets) by determining whether the carrying value of the assets can be recovered over the remaining lives through projected undiscounted future operating cash flows, expected to be generated by such assets. If an impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.

    COMMITMENTS AND CONTINGENCIES

    Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

    ADVERTISING COSTS

    All advertising costs of the Company are expensed as incurred.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS

    Certain amounts have been reclassified in the prior year consolidated financial statements to conform to the 1997 consolidated financial statement presentation.

    IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

    SFAS No. 130, "REPORTING COMPREHENSIVE INCOME", was issued in June 1997 and establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. As this new standard only requires additional information in financial statements, it will not affect the Company's financial position or results of operations. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company is currently evaluating the presentation alternatives permitted by the statement.

    SFAS No. 131, "DISCLOSURES ABOUT A SEGMENT OF AN ENTERPRISE AND RELATED INFORMATION", was issued in June 1997 and establishes standards for the reporting of information relating to operating segments in annual financial statements, as well as disclosure of selected information in interim financial reports. This statement supersedes SFAS No. 14, "FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE," which requires reporting segment information by industry and geographic area (industry approach). Under SFAS No. 131, operating segments are defined as components of a company for which separate financial information is available and used by management to allocate resources and assess performance (management approach). This statement is effective for year end 1998 financial statements. Interim financial information will be required beginning in 1999 (with comparative 1998 information). The Company does not anticipate that this standard will significantly impact the composition of its current operating segments, which are consistent with the management approach.

4. INVESTMENT SECURITIES

    At December 31, 1996, investment securities consisted of short-term corporate bonds with original maturities ranging from four to six months. As of December 31, 1996, the aggregate securities balance consisted of securities with an amortized cost of $25,115,000, unrealized holding gains of $227,000, and a fair value of $25,342,000. All such investment securities matured during 1997, and as of December 31, 1997, certain amounts previously invested in investment securities are invested in cash and cash equivalents.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

5. VALUATION AND QUALIFYING ACCOUNTS

                                                                                   ADDITIONS      AMOUNTS
                                                                   BALANCE AT     CHARGED TO      WRITTEN      BALANCE AT
                                                                    JANUARY 1       EXPENSE         OFF        DECEMBER 31
                                                                  -------------  -------------  -----------  ---------------
                                                                                       (IN THOUSANDS)
1995
  Allowance for Doubtful Accounts...............................    $     132      $     385     $       7      $     510
1996
  Allowance for Doubtful Accounts...............................    $     510      $     358     $     323      $     545
1997
  Allowance for Doubtful Accounts...............................    $     545      $     494     $     273      $     766

6. ACQUISITIONS

    Effective January 1, 1997, the Company acquired the remaining 51% of a subsidiary company for aggregate consideration of approximately $9,927,000. The acquisition has been accounted for as a purchase with the purchase price allocated among the assets acquired and liabilities assumed based upon the fair values at the date of acquisition and any excess to goodwill. The purchase price exceeded the fair value of the net assets acquired by approximately $5,556,000.

    In May 1997, the Company acquired a 54.75% ownership interest in a cable television company for aggregate consideration of approximately $10,925,000. The acquisition has been accounted for as a purchase with the purchase price allocated among the assets acquired and liabilities assumed based upon the fair values at the date of acquisition and any excess as goodwill. The results of the acquired company have been included with the Company's results since the date of acquisition. The purchase price exceeded the fair value of the net assets acquired by approximately $9,910,000. Included in minority interest at December 31, 1997 is approximately $450,000 relating to the acquisition of this subsidiary.

    Had these acquisitions occurred on January 1, 1996, the Company's pro-forma consolidated results for the years ended December 31, 1997 and 1996, would have been as follows:

                                                                            1997       1996
                                                                         ----------  ---------
                                                                              (UNAUDITED)
                                                                         (IN THOUSANDS, EXCEPT
                                                                            PER SHARE DATA)
Revenue................................................................  $   40,550  $  29,750
Net loss...............................................................     (54,914)    (7,614)
Net loss applicable to common stockholders.............................     (91,156)    (8,673)
Net loss per share.....................................................  $    (3.68) $   (0.49)

    Additionally, during 1997 the Company acquired certain cable television system assets for aggregate consideration of approximately $3,200,000. The acquisitions have been accounted for as fixed asset purchases with the purchase price allocated among the fixed assets acquired based upon their fair values at the dates of acquisition and any excess to goodwill. The purchase prices exceeded the fair value of the assets acquired by approximately $548,000.

    During 1996, the Company acquired substantially all of the cable television system assets of twenty-six cable television companies for aggregate consideration of approximately $15,600,000. The acquisitions

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

6. ACQUISITIONS (CONTINUED)
have been accounted for as purchases with the purchase price allocated among the assets acquired and liabilities assumed based upon the fair values at the date of acquisition and any excess as goodwill. The results of the acquired companies have been included with the Company's results since their dates of acquisition. The purchase prices exceeded the fair value of the net assets acquired by approximately $5,800,000.

    During December 1996, the Company entered into a purchase agreement for a cable television system operating in the Opole area for approximately $1,400,000, which is included in property, plant and equipment in the accompanying consolidated balance sheet at December 31, 1996.

    During 1995, the Company acquired four cable television companies for aggregate consideration of approximately $4,075,000. The acquisitions have been accounted for as purchases with the purchase price allocated among the assets acquired and liabilities assumed based upon the fair values at the date of acquisition and any excess as goodwill. The results of the acquired companies have been included with the Company's results since January 1, 1995. The purchase prices approximated the fair value of the net assets acquired.

7. INTANGIBLES

    Intangible assets are carried at cost and consist of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Conduit and franchise agreements........................................  $   5,391  $   5,391
Goodwill................................................................     22,744      6,730
Deferred financing costs................................................      8,212      6,463
Other...................................................................      1,543      1,262
                                                                          ---------  ---------
                                                                             37,890     19,846
Less accumulated amortization...........................................     (4,450)    (1,354)
                                                                          ---------  ---------
Net intangible assets...................................................  $  33,440  $  18,492
                                                                          ---------  ---------
                                                                          ---------  ---------

8. OTHER CURRENT AND NON-CURRENT ASSETS

    Included in other current assets are $1,322,000 and $1,203,000 of VAT receivables as of December 31, 1997 and 1996, respectively.

    As described in Note 3, also included in other current assets is approximately $894,000 related to certain broadcast rights purchased as of December 31, 1997 but not yet available for exhibition.

    Included in other non-current assets at December 31, 1997 is a prepayment of $9,000,000 to Philips Business Electronics B.V. ("Philips") toward the supply of certain critical components and services used in the Company's D-DTH satellite transmission system ("Reception Systems"). See Note 18 for further details.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

8. OTHER CURRENT AND NON-CURRENT ASSETS (CONTINUED)
    Also included in other non-current assets at December 31, 1997 is a prepayment of approximately $1,200,000 toward the formation of a programming-related joint venture with World Shopping Network Plc. Although the agreement has not yet been finalized, the Company's intent is to invest in a new joint venture created to produce shopping television network programming for distribution in Poland, and share the costs and expenses incurred in the creation of the Polish-language version of that particular programming. There can be no assurance that the agreement with World Shopping Network will be finalized, in which case the $1,200,000 payment will be expensed.

    Included in other non-current assets at December 31, 1996 is a prepayment of approximately $6,000,000 to the 51% shareholder of one of the PTK Companies pursuant to an agreement for the purchase of his interest in the PTK Company. This prepayment was subsequently offset against the purchase price upon the transfer of all of his 51% interest in the PTK Company to the Company effective January 1, 1997.

9. INVESTMENTS IN AFFILIATED COMPANIES

    Investments in affiliated companies consist of 20% of the common stock of Fox Kids Poland Ltd, 50% of the common stock of Twoj Styl Sp. z o.o. ("Twoj Styl"), 33% of the common stock of ProCable Sp. z o.o. and 45% of the common stock of Ground Zero Media Sp. z o.o. ("GZM"), all of which are accounted for using the equity method.

    On September 25, 1997, the Company signed a share purchase agreement for a 50% interest in Twoj Styl. Twoj Styl publishes a Polish-language lifestyle magazine. In addition, the Company agreed to provide additional future financing to Twoj Styl, either debt or equity, of up to $7,700,000 to develop Polish-language programming and ancillary services.

    In December 1997, the Company entered into a joint venture with Saban International N.V. ("SINV") for a 20% equity interest in Fox Kids Poland Ltd. for the purpose of producing "Fox Kids" programming for distribution in Poland. Under the terms of the agreement, the joint venture partners will share the costs and expenses incurred in the creation of the Polish language version of the programming.

    The aggregate consideration paid for investments in affiliated companies during 1997 was $21,420,000.

    In April 1997, PCI reached an agreement in principle with GZM whereby PCI assumed responsibility for selling all advertising to be aired on Atomic TV for a period of one year commencing April 1997. Atomic TV is a Polish-language music television channel owned by GZM, which began to be broadcast via satellite to Poland on April 7, 1997. Under the terms of the agreement, PCI has the right to receive all of the funds generated from advertising sales, and in exchange, PCI pays GZM $4,950,000. During 1997, $3,700,000 was charged to selling, general and administrative expenses with respect to this contract of which $450,000 is accrued at December 31, 1997. The fees charged to the Company for these rights are set at the level of fees that GZM would charge to unrelated parties. Subsequent to year end, the Company acquired the remaining shares of GZM.

    It was not practicable to estimate the market value of the investments in affiliate companies due to the nature of these investments, the relatively short existence of the investee companies, and the absence of quoted market prices for the investee companies.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

10. INCOME TAXES

    Income tax benefit/(expense) consists of:

                                                                                     CURRENT    DEFERRED      TOTAL
                                                                                    ---------  -----------  ---------
                                                                                             (IN THOUSANDS)
Year ended December 31, 1997:
  U.S. Federal....................................................................  $   1,438   $      --   $   1,438
  State and local.................................................................         --          --          --
  Foreign.........................................................................       (463)         --        (463)
                                                                                    ---------         ---   ---------
                                                                                    $     975   $      --   $     975
                                                                                    ---------         ---   ---------
                                                                                    ---------         ---   ---------
Year ended December 31, 1996:
  U.S. Federal....................................................................  $    (714)  $      --   $    (714)
  State and local.................................................................       (531)         --        (531)
  Foreign.........................................................................        (28)         --         (28)
                                                                                    ---------         ---   ---------
                                                                                    $  (1,273)  $      --   $  (1,273)
                                                                                    ---------         ---   ---------
                                                                                    ---------         ---   ---------
Year ended December 31, 1995:
  U.S. Federal....................................................................  $    (587)  $      --   $    (587)
  State and local.................................................................        (13)         --         (13)
  Foreign.........................................................................         --          --          --
                                                                                    ---------         ---   ---------
                                                                                    $    (600)  $      --   $    (600)
                                                                                    ---------         ---   ---------
                                                                                    ---------         ---   ---------

    Sources of (loss)/income before income taxes and minority interest are presented as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                  1997       1996       1995
                                                               ----------  ---------  ---------

                                                                        (IN THOUSANDS)
Domestic loss................................................  $  (20,628) $  (2,602) $  (1,115)
Foreign (loss)/income........................................     (31,585)    (4,632)       444
                                                               ----------  ---------  ---------
                                                               $  (52,213) $  (7,234) $    (671)
                                                               ----------  ---------  ---------
                                                               ----------  ---------  ---------

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

10. INCOME TAXES (CONTINUED)
    Income tax benefit/(expense) was $975,000, $(1,273,000), and $(600,000) for the years ended December 31, 1997, 1996, and 1995, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax loss as a result of the following:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------

                                                                                              (IN THOUSANDS)
Computed "expected" tax benefit.....................................................  $  17,752  $   2,460  $     228
Non-deductible expenses.............................................................       (101)       (17)       (69)
Change in valuation allowance.......................................................    (15,424)    (3,504)      (667)
Adjustment to deferred tax asset for enacted changes in tax rates...................       (789)    --         --
Foreign tax rate differences........................................................       (463)      (184)       (65)
Other...............................................................................     --            (28)       (27)
                                                                                      ---------  ---------  ---------
                                                                                      $     975  $  (1,273) $    (600)
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

                                                                                                    DECEMBER 31,
                                                                                                --------------------
                                                                                                  1997       1996
                                                                                                ---------  ---------

                                                                                                   (IN THOUSANDS)
Deferred tax assets:
  Deferred compensation.......................................................................  $      --  $     377
  Foreign net operating loss carryforward.....................................................      6,471      2,015
  Interest income.............................................................................      1,946      1,867
  Service revenue.............................................................................      1,948      2,368
  Accrued liabilities.........................................................................      2,964      1,935
  Deferred costs..............................................................................      2,001     --
  Stock options...............................................................................      2,950     --
  Unrealized foreign exchange losses..........................................................      5,614     --
  Other.......................................................................................        139        104
                                                                                                ---------  ---------
Total gross deferred tax assets...............................................................     24,033      8,666
Less valuation allowance......................................................................    (24,033)    (8,609)
                                                                                                ---------  ---------
Net deferred tax assets.......................................................................  $  --      $      57
                                                                                                ---------  ---------
                                                                                                ---------  ---------
Deferred tax liabilities:
  Prepaid expenses............................................................................  $  --      $     (57)
                                                                                                ---------  ---------
  Total gross deferred liabilities............................................................  $  --      $     (57)
                                                                                                ---------  ---------
  Net deferred tax liability..................................................................  $  --      $  --
                                                                                                ---------  ---------
                                                                                                ---------  ---------

    The net increase in the valuation allowance for the years ended December 31, 1997, 1996 and 1995 was $15,424,000, $3,504,000, and $667,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

10. INCOME TAXES (CONTINUED)
will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1997.

    Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1997 will be reported in the consolidated statement of operations.

    Foreign loss carryforwards can be offset against the PTK Companies' taxable income and utilized at a rate of one-third per year in each of the three years subsequent to the year of the loss. If there is no taxable income in a given year during the carryforward period, the portion of the loss carryforward to be utilized is permanently forfeited. For losses incurred in U.S. taxable years prior to 1998, loss carryforwards can be applied against taxable income three years retroactively and fifteen years into the future.

    At December 31, 1997, the Company has foreign net operating loss carryforwards of approximately $19,019,000 which will expire as follows:

                                                                                      (IN
YEAR ENDING DECEMBER 31,                                                          THOUSANDS)
-------------------------------------------------------------------------------  -------------
1998...........................................................................    $   4,677
1999...........................................................................        4,030
2000 and thereafter............................................................       10,312
                                                                                 -------------
                                                                                   $  19,019
                                                                                 -------------
                                                                                 -------------

11. OTHER CURRENT LIABILITIES

    Included in other current liabilities at December 31, 1997 and 1996 is approximately $577,000 and $726,000, respectively, related to accrued programming fees.

    During 1996, the Company had compensation agreements with certain employees to defer a portion of their annual bonus and salary. The deferred compensation liability associated with these agreements was approximately $922,000 as of December 31, 1996, and the deferred compensation expense associated with these agreements was $357,000 for the year ended December 31, 1996. The Company had no such agreements in 1997.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

12. NOTES PAYABLE

    Notes payable consist of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------

                                                                            (IN THOUSANDS)
PCI Notes, net of discount............................................  $  129,578  $  129,524
American Bank in Poland S.A. ("AmerBank") revolving credit loan.......      --             550
$1,200,000 note payable to Polski Bank Rozwoju S.A. ("PBR")...........          32      --
$500,000 note payable to PBR..........................................         500      --
                                                                        ----------  ----------
Total notes payable...................................................  $  130,110  $  130,074
                                                                        ----------  ----------
                                                                        ----------  ----------

    PCI NOTES

    On October 31, 1996, PCI sold $130,000,000 aggregate principal amount of Senior Notes ("PCI Notes") to an initial purchaser pursuant to a purchase agreement. The initial purchaser subsequently completed a private placement of the PCI Notes. In June, 1997 substantially all of the outstanding PCI Notes were exchanged for an equal aggregate principal amount of publicly-registered PCI Notes.

    The PCI Notes have an interest rate of 9 7/8% and a maturity date of November 1, 2003. Interest is paid on the PCI Notes on May 1 and November 1 of each year. As of December 31, 1997 and 1996 the Company accrued interest expense of $2,175,000 and $2,175,000, respectively. Prior to November 1, 1999, PCI may redeem up to a maximum of 33% of the initially outstanding aggregate principal amount of the PCI Notes with some or all of the net proceeds of one or more public equity offerings at a redemption price equal to 109.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that immediately after giving effect to such redemption, at least $87,000,000 aggregate principal amount of the PCI Notes remains outstanding.

    The PCI Notes are net of unamortized discount of $422,000 and $476,000 at December 31, 1997 and 1996, respectively. At December 31, 1997, the effective interest rate was 11.44%.

    PCI has pledged to State Street Bank and Trust Company, the trustee for the PCI Notes (for the benefit of the holders of the PCI Notes) intercompany notes issued by PCBV, of a minimum aggregate principal amount (together with cash and cash equivalents of PCI), equal to at least 110% of the outstanding principal amount of the PCI Notes, and that, in the aggregate, provide cash collateral or bear interest and provide for principal repayments, as the case may be, in amounts sufficient to pay interest on the PCI Notes. Notes payable from PCBV to PCI were $134,509,000 and $107,891,000 at December 31, 1997 and 1996,
respectively.

    Pursuant to the PCI Indenture, PCI is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuances and sales of capital stock of subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of PCI Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries; (x) limitation

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

12. NOTES PAYABLE (CONTINUED)
on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) provision of financial statements and reports. As of December 31, 1997, the Company was in compliance with such covenants.

    Condensed parent only financial statements of @ Entertainment, Inc. are provided in Note 13 in compliance with the requirements of Rules 5-04 and 12-04 of the Securities and Exchange Commission's Regulation S-X.

    PBR

    A subsidiary of the Company which was acquired during 1997 entered into two agreements with PBR for notes of approximately $500,000 and $1,200,000. Interest is based on LIBOR plus 2.5% (8.31% in aggregate at December 31, 1997) and LIBOR plus 4% (9.81% in aggregate at December 31, 1997), respectively, and is due monthly. The loans are secured by the subsidiary's cable television networks up to a value of approximately PLN 3.5 million (approximately $995,000 at December 31, 1997). All advances under the $500,000 loan must be repaid by December 10, 2000, and all advances under the $1,200,000 loan must be repaid by January 10, 1998. Subsequent to year end, the remaining balance of the $1,200,000 loan was repaid.

    AMERBANK

    In October 1995, the Company entered into an agreement with AmerBank for a Polish currency denominated revolving credit loan and a U.S. dollar denominated promissory note, of which approximately $2,482,000 was outstanding at December 31, 1995. These loans were repaid in full during 1996.

    In August 1996, the Company entered into a $6,500,000 revolving credit loan agreement with AmerBank of which $550,000 was outstanding at December 31, 1996. This balance was repaid during 1997. Funds are available under the credit agreement through December 31, 1998 and interest is based on LIBOR plus 3% (8.60% in aggregate at December 31, 1996) and is due quarterly. All advances under the loan must be repaid by August 20, 1999.

    OVERSEAS PRIVATE INVESTMENT CORPORATION

    In January 1994, the Company signed a $13,500,000 financing agreement with Overseas Private Investment Corporation ("OPIC") of which $8,600,000 was outstanding at December 31, 1995. The loan was repaid in full during 1996. Accordingly, the Company recorded an extraordinary loss of $1,713,000 related to the early retirement of such debt. The extraordinary loss was comprised of a $147,000 prepayment penalty and $1,566,000 relating to the write-off of deferred financing costs. There was no tax effect of this transaction due to foreign jurisdiction net operating loss carryforwards.

    BANK OF BOSTON CONNECTICUT

    During August 1995, the Company entered into a $10,000,000 loan agreement with the Bank of Boston Connecticut, which was subsequently repaid in February 1996.

    Interest expense relating to the aforementioned notes payable was approximately $13,902,000, $4,687,000 and $4,373,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

13. CONDENSED PARENT ONLY FINANCIAL INFORMATION OF @ ENTERTAINMENT

    The following parent only condensed financial statements were prepared in accordance with generally accepted accounting principles in the United States of America in a manner consistent with the consolidated financial statements except that all subsidiaries have been accounted for under the equity method. The parent only condensed financial statements as of and for periods prior to the Reorganization represent those of PCI.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                          YEAR ENDED DECEMBER
                                                                                                  31,
                                                                                         ----------------------
                                                                                            1997        1996
                                                                                         ----------  ----------
                                                                                             (IN THOUSANDS)
Operating costs and expenses:
  Selling, general and administrative expenses.........................................  $   14,662  $    1,061
                                                                                         ----------  ----------
  Operating loss.......................................................................     (14,662)     (1,061)
Interest and investment income.........................................................       2,489       1,076
Interest expense.......................................................................          --      (2,612)
Equity in losses of affiliated companies...............................................     (42,651)     (2,775)
                                                                                         ----------  ----------
  Loss before income taxes.............................................................     (54,824)     (5,372)
Income tax expense.....................................................................          --      (1,245)
                                                                                         ----------  ----------
  Net loss.............................................................................     (54,824)     (6,617)
Accretion of redeemable preferred stock................................................      (2,436)     (2,870)
Preferred stock dividends..............................................................          --      (1,738)
(Excess)/deficit of consideration paid for preferred stock (over)/under carrying
  amount...............................................................................     (33,806)      3,549
                                                                                         ----------  ----------
Net loss applicable to holders of common stock.........................................  $  (91,066) $   (7,676)
                                                                                         ----------  ----------
                                                                                         ----------  ----------

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

13. CONDENSED PARENT ONLY FINANCIAL INFORMATION OF @ ENTERTAINMENT (CONTINUED)

                            CONDENSED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------

                                                                                                (IN THOUSANDS)
ASSETS
Cash and cash equivalents.................................................................  $   71,565  $   55,044
Investment securities.....................................................................          --      25,115
Accounts receivable, net..................................................................         290         148
Other current assets......................................................................          74         188
                                                                                            ----------  ----------
Total current assets......................................................................      71,929      80,495

Intangible assets, net....................................................................          --       6,361
Other assets..............................................................................      11,252       6,000
Net investment in restricted net assets of wholly-owned subsidiaries......................     121,977      89,821
Net investment in unrestricted net assets of wholly-owned subsidiaries....................     (51,822)     22,486
                                                                                            ----------  ----------
Total assets..............................................................................  $  153,336  $  205,163
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses.....................................................  $      981  $    2,989
Accrued interest..........................................................................          --       2,175
Income taxes payable......................................................................          --       4,472
Notes payable.............................................................................          --     129,524
                                                                                            ----------  ----------
Total liabilities.........................................................................         981     139,160
Redeemable preferred stock (liquidation value $85,000,000; Authorized 8,500 shares. None
  issued and outstanding in 1997; 8,500 issued and outstanding in 1996)...................          --      34,955
Stockholders' equity:
  Common stock, $.01 par value. Authorized 70,000,000 shares in 1997 and 50,000,000 shares in 1996; issued and outstanding 33,310,000 shares in 1997 and 18,948,000 shares in
    1996..................................................................................         333         189
  Paid-in capital.........................................................................     230,339      54,134
  Cumulative translation adjustment.......................................................        (218)         --
  Accumulated deficit.....................................................................     (78,099)    (23,275)
                                                                                            ----------  ----------
Total stockholders' equity................................................................     152,355      31,048
                                                                                            ----------  ----------
Total liabilities and stockholders' equity................................................  $  153,336  $  205,163
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

13. CONDENSED PARENT ONLY FINANCIAL INFORMATION OF @ ENTERTAINMENT (CONTINUED)

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      PREFERRED STOCK           COMMON STOCK                   CUMULATIVE
                                   ----------------------  -----------------------   PAID-IN   TRANSLATION  ACCUMULATED
                                     SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL   ADJUSTMENT     DEFICIT
                                   -----------  ---------  ----------  -----------  ---------  -----------  ------------
                                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance December 31, 1995........         985   $  10,311      11,037   $   4,993   $   1,544   $      --    $  (16,658)
    Net loss.....................          --          --          --          --          --          --        (6,617)
    Stock dividend...............         166       1,738          --          --      (1,738)         --            --

    Proceeds from issuance of
      common and preferred
      stock......................          --          --       7,911      (4,992)     87,021          --            --
    Cost of issuance.............          --          --          --          --      (1,028)         --            --
    Allocation of proceeds to
      preferred..................          --          --          --          --     (32,156)         --            --
    Preferred stock redemption...      (1,151)    (12,049)         --          --       3,549          --            --
    Accretion of redeemable
      preferred stock............          --          --          --          --      (2,870)         --            --
    Reorganization...............          --          --  18,929,052         188        (188)         --            --
                                   -----------  ---------  ----------  -----------  ---------  -----------  ------------
Balance December 31, 1996........          --          --  18,948,000         189      54,134          --       (23,275)
    Translation adjustment.......          --          --          --          --          --        (218)           --
    Net loss.....................          --          --          --          --          --          --       (54,824)
    Net proceeds from initial
      public offering............          --          --   9,500,000          95     183,197          --            --
    Purchase of PCI series A and
      C redeemable preferred
      stock......................          --          --          --          --     (33,806)         --            --
    Accretion of redeemble
      preferred stock............          --          --          --          --      (2,436)         --            --
    Conversion of series B
      redeemable preferred
      stock......................          --          --   4,862,000          49      11,148          --            --
    Stock option compensation
      expense....................          --          --          --          --      18,102          --            --
                                   -----------  ---------  ----------  -----------  ---------  -----------  ------------
    Balance December 31, 1997....          --   $      --  33,310,000   $     333   $ 230,339   $    (218)   $  (78,099)
                                   -----------  ---------  ----------  -----------  ---------  -----------  ------------
                                   -----------  ---------  ----------  -----------  ---------  -----------  ------------


                                      TOTAL
                                   -----------

Balance December 31, 1995........  $       190
    Net loss.....................       (6,617)
    Stock dividend...............           --
    Proceeds from issuance of
      common and preferred
      stock......................       82,029
    Cost of issuance.............       (1,028)
    Allocation of proceeds to
      preferred..................      (32,156)
    Preferred stock redemption...       (8,500)
    Accretion of redeemable
      preferred stock............       (2,870)
    Reorganization...............           --
                                   -----------
Balance December 31, 1996........       31,048
    Translation adjustment.......         (218)
    Net loss.....................      (54,824)
    Net proceeds from initial
      public offering............      183,292
    Purchase of PCI series A and
      C redeemable preferred
      stock......................      (33,806)
    Accretion of redeemble
      preferred stock............       (2,436)
    Conversion of series B
      redeemable preferred
      stock......................       11,197
    Stock option compensation
      expense....................       18,102
                                   -----------
    Balance December 31, 1997....  $   152,355
                                   -----------
                                   -----------

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

13. CONDENSED PARENT ONLY FINANCIAL INFORMATION OF @ ENTERTAINMENT (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED DECEMBER
                                                                                  31,
                                                                         ----------------------
                                                                            1997        1996
                                                                         ----------  ----------
                                                                             (IN THOUSANDS)
Cash flows from operating activities:
  Net loss.............................................................  $  (54,824) $   (6,617)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Amortization of notes payable discount and issue costs...........       1,040         164
      Equity in losses of affiliated companies.........................      42,651      12,862
      Gain on sale of investment securities............................        (358)         --
      Non-cash stock option compensation expense.......................       8,677          --
  Changes in operating assets and liabilities:
      Accounts receivable..............................................        (142)        (35)
      Other current assets.............................................         114      (1,300)
      Accounts payable and accrued expenses............................      (2,008)      3,900
      Income taxes payable.............................................      (4,472)      4,472
      Other current liabilities........................................          --      (1,045)
                                                                         ----------  ----------
          Net cash (used in)/provided by operating activities..........      (9,322)     12,401
                                                                         ----------  ----------
Cash flows from investing acitivities:
  Proceeds from maturity of investment securities......................      25,473     (25,115)
  Investment in, and loans and advances to affiliated companies........    (111,670)   (122,337)
  Purchase of other assets.............................................     (11,252)     (8,200)
                                                                         ----------  ----------
          Net cash used in investing activities........................     (97,449)   (155,652)
                                                                         ----------  ----------
Cash flows from financing activities:
      Net proceeds from issuance of stock..............................     183,292      81,001
      Redemption of preferred stock....................................     (60,000)     (8,500)
      Costs to obtain loans............................................          --      (6,513)
      Proceeds from notes payable......................................          --     136,074
      Repayment of notes payable.......................................          --     (10,000)
                                                                         ----------  ----------
          Net cash provided by financing activities....................     123,292     192,062
                                                                         ----------  ----------
          Net increase in cash and cash equivalents....................      16,521      48,811
Cash and cash equivalents at beginning of year.........................      55,044       6,233
                                                                         ----------  ----------
Cash and cash equivalents at end of year...............................  $   71,565  $   55,044
                                                                         ----------  ----------
                                                                         ----------  ----------
Supplemental cash flow information:....................................
      Cash paid for interest...........................................  $       --  $    2,338
                                                                         ----------  ----------
                                                                         ----------  ----------
      Cash paid for income taxes.......................................  $       --  $    1,184
                                                                         ----------  ----------
                                                                         ----------  ----------

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

14. RELATED PARTY TRANSACTIONS

    During the ordinary course of business, the Company enters into transactions with affiliated parties. The principal related party transactions are described below.

    NOTES RECEIVABLE FROM AFFILIATES

    The Company loaned $2,491,000 to Pro Cable Sp. z o.o., which is 33% owned by PCI, in December 1996. Under terms of the demand note, interest accrued at 10% per annum beginning January 1, 1997. The loan was repaid during 1997.

    The Company signed an agreement to loan up to $750,000 to GZM to cover certain operating and capital expenses. Under the terms of the loan, interest is accrued at 10% per annum. The loan was due June 30, 1997, but under the terms of the agreement, the Company has agreed not to seek current repayment of the balance until GZM generates sufficient cash flow or liquidity to support such repayment.

    The Company incurred advertising costs associated with a separate agreement with GZM. Refer to note 9 for further detail.

    PROGRAMMING

    An affiliate of the Company provides programming to PCI and its subsidiaries. The Company incurred programming fees from this affiliate of $559,000, $412,000 and $186,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

15. PER SHARE INFORMATION

    The Company has presented historical loss per common share information assuming the common stock exchange of 1 to 1,000 shares outlined in Note 1 occurred on January 1, 1995.

    The following table provides a reconciliation of the numerator and denominator in the loss per share calculation:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                      1997       1996       1995
                                                                                   ----------  ---------  ---------
Net loss attributable to common stockholders (in thousands)......................  $  (91,066) $  (7,676) $  (1,289)
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------
Weighted average number of common shares outstanding (in thousands)..............      24,771     17,271     11,037
Nominal issuance (in thousands)..................................................      --            346      2,437
                                                                                   ----------  ---------  ---------
Basic weighted average number of common shares outstanding (in thousands)........      24,771     17,617     13,474
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------
Loss per share--basic and diluted................................................  $    (3.68) $   (0.44) $   (0.10)
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------

16. STOCK OPTION PLAN

    On June 22, 1997, the Company adopted a stock option plan (the "1997 Plan") pursuant to which the Company's Board of Directors may grant stock options to officers, key employees and consultants of the Company. The 1997 Plan authorizes grants of options to purchase up to 4,436,000 shares (of which

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

16. STOCK OPTION PLAN (CONTINUED)
2,000,000 remain subject to stockholders approval), subject to adjustment in accordance with the 1997 Plan. At December 31, 1997, options for 2,574,000 shares had been granted (of which 138,000 remain subject to stockholders approval) and 1,862,000 shares remained available for future grants (subject to stockholders approval). Of this amount, 1,671,000 options became exercisable upon the IPO but cannot be sold for a period of two years from July 30, 1997.

    Subsequent to December 31, 1997, options for a further 1,150,000 shares had been granted which are all also subject to stockholder approval.

    The Company granted 1,671,000 stock options in January 1997 at a price substantially below the IPO price of $21.00 per share. Such options vested in full upon the completion of the IPO. In accordance with generally accepted accounting principles, the Company recognized approximately $18,102,000 of compensation expense included in selling, general, and administrative expenses for these options in 1997 representing the difference between the exercise price of the options and their fair market value of the shares on the date of grant. All other stock options were granted with exercise prices at or below the fair market value of the shares on the date of grant.

    Future stock options are granted with an exercise price that must be at least equal to the stock's fair market value at the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of stock of the Company, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the maximum term of an incentive stock option must not exceed five years. The term of all other options granted under the 1997 Plan may not exceed ten years. Options become exercisable at such times as determined by the Board of Directors and as set forth in the individual stock option agreements. Generally, all stock options vest ratably over 2 to 5 years commencing one year after the date of grant.

    Stock option activity during the periods indicated is as follows:

                                                                                                         WEIGHTED-
                                                                                              NUMBER      AVERAGE
                                                                                                OF       EXERCISE
                                                                                              SHARES       PRICE
                                                                                            ----------  -----------
Balance at December 31, 1995..............................................................      --          --
Granted...................................................................................     241,000   $    1.99
                                                                                            ----------
Balance at December 31, 1996 (none exercisable)...........................................     241,000   $    1.99
Granted (138,000 subject to stockholders approval)........................................   2,333,000   $    6.63
                                                                                            ----------
Balance at December 31, 1997 (1,719,000 exercisable)......................................   2,574,000   $    6.19
                                                                                            ----------       -----
                                                                                            ----------       -----

    No options were exercised or forfeited during 1997 or 1996. The exercise prices range from $1.99 to $15.24 per share and the weighted average remaining contractual life is 9.2 years.

    The per share weighted-average fair value of stock options granted during 1997 was $9.65 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected volatility 39.0%, expected dividend yield 0.0%, risk-free interest rate of 6.0%, and an expected life of 4 years.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

16. STOCK OPTION PLAN (CONTINUED)
    Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                                                 1997       1996
                                                                                              ----------  ---------
                                                                                              (IN THOUSANDS, EXCEPT
                                                                                                 PER SHARE DATA)
Net loss--as reported.......................................................................  $  (54,824) $  (6,617)
Net loss--pro forma.........................................................................     (56,607)    (6,617)
Basic and diluted net loss per share--as reported...........................................  $    (3.68) $   (0.44)
Basic and diluted net loss per share--pro forma.............................................  $    (3.75) $   (0.44)

17. LEASES

    BUILDING LEASES

    The Company leases several offices and warehouses within Poland under cancelable operating leases. The Company has a noncancelable operating lease for a building in the United Kingdom which houses the majority of its technical equipment relating to the D-DTH network. The noncancelable lease expires in 2002, and contains a renewal option for an additional five years. Future minimum lease payments as of December 31, 1997 are $1,649,000 in 1998, $1,649,000 in 1999, $1,649,000 in 2000, $1,649,000 in 2001 and $1,649,000 in 2002.

    D-DTH TECHNICAL EQUIPMENT LEASE

    The Company has an eight year agreement with British Telecommunications plc ("BT") for the lease and maintenance of certain satellite uplink equipment. The agreement requires the payment of equal monthly installments of $50,000 approximating future minimum commitments of $600,000 in 1998, $600,000 in 1999, $600,000 in 2000, $600,000 in 2001, $600,000 in 2002 and $1,800,000 in 2003 and
thereafter. Other than the BT uplink equipment, the Company owns all of the required broadcasting equipment at its transmission facility in the United Kingdom.

    CONDUIT LEASES

    The Company also leases space within various telephone duct systems from TPSA under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months notice without cause. Refer to Note 19 for further detail. All of the agreements provide that TPSA is the manager of the telephone duct system and will lease space within the ducts to the Company for installation of cable and equipment for the cable television systems. The lease agreements provide for monthly lease payments that are adjusted quarterly or annually, except for the Gdansk lease agreement which provides for an annual adjustment after the sixth year and then remains fixed through the tenth year of the lease.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

17. LEASES (CONTINUED)
    Minimum future lease commitments for the aforementioned conduit leases relate to 1998 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $466,000 for the year ending December 31, 1998.

    TRANSPONDER LEASES

    During 1997, the Company entered into certain operating leases pursuant to which the Company is liable for charges associated with each of its three transponders on the Astra satellites, which can amount to a maximum of $6,750,000 per year for each transponder and up to $200 million for all three transponders for the term of their leases. The future minimum lease payments applicable to the transponders approximate $$6,791,000 in 1998, $7,940,000 in 1999, $7,940,000 in 2000, $7,940,000 in 2001, $7,940,000 in 2002 and $33,745,000
in 2003 and thereafter. The leases for the two transponders on the Astra 1F satellite and the transponder on the Astra 1G satellite will expire in 2007. Either party to the transactions may terminate any or all of the transponder leases with 6 months notice if the Company has not targeted the Polish D-DTH market prior to January 1, 1999. If all of the leases had been terminated at December 31, 1997, the maximum aggregate charges under the leases would have approximated $8,700,000. The Company's transponder leases provide that the Company's rights are subject to termination in the event that the lessor's franchise is withdrawn by the Luxembourg Government.

    Total rental expense associated with the aforementioned operating leases for the years ended December 31, 1997, 1996 and 1995 was $3,696,000, $892,000 and
$711,000, respectively.

18. COMMITMENTS AND CONTINGENCIES

    PURCHASE COMMITMENTS

    The Company has concluded an agreement with Philips, whereby Philips would supply Reception Systems, as well as retail, installation and support services in connection with the launch of the Company's D-DTH Business in Poland. Philips will be the exclusive supplier to the Company of the first 500,000 D-DTH Reception Systems and will not distribute any other digital integrated receiver decoders under the Philips trademark in Poland until September 1, 1999 or any earlier date on which the Company has secured 500,000 initial subscribers to its D-DTH service in Poland. Philips has granted the Company an exclusive license of its CryptoWorks-Registered Trademark- technology in Poland for the term of the agreement, which will terminate when the Company has purchased 500,000 D-DTH Reception Systems from Philips, unless terminated earlier in accordance with the terms of the agreement or extended by mutual consent of Philips and the Company. The aggregate cost of the agreement with Philips is estimated to approximate $200,000,000 or up to $400 per Reception System for the first 500,000 subscribers. As of December 31, 1997, the Company had paid $9,000,000 to Philips as a prepayment toward the purchase of the Reception Systems which has been included in other assets. The Reception Systems will be capitalized and included as part of property, plant and equipment and leased to subscribers under operating lease arrangements.

    BROADCAST/EXHIBITION RIGHT COMMITMENTS

    The Company has entered into long-term contracts for the purchase of certain exhibition or broadcast rights for its D-DTH and cable systems. The contracts have terms which range from one to five years and require that the license fees be paid based upon a fixed amount. The Company has an aggregate minimum

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

18. COMMITMENTS AND CONTINGENCIES (CONTINUED) commitment of approximately $17,437,000 over the next 5 years, approximating $6,590,000 in 1998, $2,580,000 in 1999, $4,185,000 in 2000, $2,488,000 in 2001
and $1,594,000 in 2002. For the year ended December 31, 1997, the Company incurred no amortization expense relating to these broadcast/exhibition rights pursuant to these agreements since all balances were recorded as other current assets as of December 31, 1997. The Company did not incur any amortization expense relating to broadcast/exhibition rights during 1996 or 1995.

    Subsequent to December 31, 1997, the Company entered into additional exhibition or broadcast rights under which the Company has a minimum commitment of approximately $2,846,000 in 1998, $2,226,000 in 1999, $949,000 in 2000, and
$43,000 in 2001.

    PROGRAMMING COMMITMENTS

    The Company has entered into long-term programming agreements with a number of third party content providers for its D-DTH and cable systems. The programming agreements have terms which range from one to five years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. The Company has an aggregate minimum commitment of approximately $74,327,000 over the next 5 years, approximating $9,303,000 in 1998, $11,591,000 in 1999, $15,349,000 in 2000, $17,910,000 in 2001 and
$20,174,000 in 2002. The Company is in the process of negotiating additional long-term programming agreements with other third party content providers. For the years ended December 31, 1997, 1996 and 1995, the Company incurred programming fees of approximately $1,895,000, $1,758,000 and $1,318,000, respectively, pursuant to these agreements.

    Subsequent to December 31, 1997, the Company entered into additional long-term programming agreements under which the Company has a minimum commitment of approximately $792,000 in 1998, $1,659,000 in 1999, $2,171,000 in
2000, $2,409,000 in 2001 and $1,446,000 in 2002. The Company is in the process of negotiating additional long-term programming agreements with other third party content providers, which agreements if consummated, may require the Company to pay additional guaranteed minimum payments and/or payments at the time of execution. Management estimates any additional commitments resulting from these negotiations will be approximately $1,609,000 in 1998, $3,112,000 in 1998, $3,816,000 in 2000, $2,300,000 in 2001, $1,116,000 in 2002, and $565,000
in 2003 and thereafter.

    CUSTOMER SERVICE CENTER COMMITMENT

    The Company intends to establish a centralized customer service center. The call center function of the customer service center will be operational for D-DTH customers in April 1998 and for the majority of cable customers by the end of 1998. The billing center function of the Customer Service center will be operational for D-DTH customers in May 1998 and for the majority of cable customers by the end of 1998. Management estimates capital expenditures associated with the establishment of the center will approximate $7,880,000. The center will be located in a low-cost area of Poland and will consolidate the functions of the Company's existing regional customer service centers, and the Company believes the centralization of service functions in one location will improve the general level of customer service available to subscribers.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

18. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    CAPITAL COMMITMENTS

    As of December 31, 1997, the Company entered into commitments to purchase capital assets of approximately $6,179,000 for 1998.

    CONSULTING AGREEMENTS

    Subsequent to December 31, 1997, the Company has entered into consulting agreements with two of its directors pursuant to which the Company is committed to pay a minimum of $960,000 in each of 1998 and 1999. During 1997, the Company incurred no expenses relating to these agreements.

    REGULATORY APPROVALS

    The Company is in the process of obtaining permits from the Polish State Agency for Radiocommunications ("PAR") for several of its cable television systems. If these permits are not obtained, PAR could impose penalties such as fines or in severe cases, revocation of all permits held by an operator or the forfeiture of the operator's cable networks. Management of the Company does not believe that these pending approvals result in a significant risk to the Company.

    One of the PTK Companies was not able to register several capital increases that were filed in 1995, for an aggregate amount of PLN 2,000,000 (approximately $569,000 at the December 31, 1997 conversion rate). The capital increases were rejected by the relevant Registration Court, and the court's decision was upheld on appeal. Since the PTK Company received an in-kind contribution of equipment in respect of the proposed capital increases, the non-recognition of the capital increases by the Polish courts means that the contribution could be treated as income in the hands of the PTK Company. As a result, part or all of the contribution could be subject to corporate income tax of 40%. The PTK Company had enough tax net operating loss in 1995 to offset any additional taxable income resulting from an unfavorable treatment. The Company has not recorded any amounts related to this in the accompanying consolidated financial statements due to the tax net operating loss and uncertainties involved.

    LITIGATION AND CLAIMS

    Two of the Company's cable television subsidiaries and four other unrelated Polish cable operators and HBO Polska Sp. z o.o., have been made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o.o., a subsidiary of Canal+. The primary defendant in the proceedings is HBO Polska Sp. z o.o. which is accused of broadcasting the HBO television program in Poland without a license from the Council as required by the Radio and Television Act of 1992, as amended, and thereby undertaking an activity constituting an act of unfair competition. The Company does not believe that the final disposition of the lawsuit will have a material adverse effect on its consolidated financial position or results of operations.

    Several of the minority stockholders of PCBV have claimed that the behavior of PCBV and its majority stockholder, PCI, have prejudiced them, and that PCI has (through its direct and indirect ownership interests in a number of entities that engage in certain aspects of the cable television business in Poland) violated certain covenants against competition in the PCBV Stockholders' agreement, and that under the circumstances, they can no longer be expected to remain shareholders of PCBV. The PCBV Stockholders' Agreement includes certain covenants against competition that limit the ability of each

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

18. COMMITMENTS AND CONTINGENCIES (CONTINUED) shareholder to engage directly or indirectly in any aspect of the cable television business in Poland for a period ending ten years after such stockholder ceases to be a stockholder. PCI has direct or indirect ownership interests in a number of entities that engage in certain aspects of the cable television business in Poland. Under the Stockholders' Agreement, the minority stockholders of PCBV have a claim against 7.7% of the profits and equity of such entities. Under a supplemental agreement, PCI has agreed to share the future profits of the competing cable companies on a pro rata basis. As at December 31, 1997, no amounts have been incurred.

    From time to time, the Company is subject to various claims and suits arising out of the ordinary course of business. While the ultimate result of all such matters is not presently determinable, based upon current knowledge and facts, management does not expect that their resolution will have a material adverse effect on the Company's consolidated financial position or results of operations.

19. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

    D-DTH BUSINESS

    The Company expects that its D-DTH business will incur substantial operating losses for at least two years of operation while it is developed and expanded. The magnitude and duration of the losses to be incurred on its D-DTH business will depend on, among other factors, the ability of the Company's D-DTH service to attract and retain subscribers, the total cost of providing affordable reception equipment to subscribers, the Company's ability to develop and maintain a successful programming platform for the Polish market and its ability to control other costs which do not vary with the number of subscribers. The Company may require additional external funding for its business development plans if it continues to provide promotional incentives to subscribers with respect to the cost of the D-DTH Reception Systems to subscribers other than the 500,000 initial subscribers. There can be no assurance that the roll-out of the D-DTH business will proceed as planned, or that if achieved, the increase in the number of subscribers will result in profitability or positive cash flow for the Company in future years.

    SUPPLIER AGREEMENT

    Although the agreement with Philips to supply the Company's satellite transmission system provides a means by which the Company could obtain a second and third supplier for all or part of its future requirements for D-DTH Reception Systems, the Company does not have any sources for obtaining conditional access systems compatible with the integrated receiver decoders other than Philips and future licensees of Philips. The failure of Philips to deliver D-DTH Reception Systems on schedule, or at all, would delay or interrupt the commencement of the Company's D-DTH business and thereby could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, failure by Philips' retail network to provide the desired levels of service, quality and expertise (which are outside the control of the Company) could have a material adverse impact on the Company's operations and financial condition.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

19. CONCENTRATIONS OF BUSINESS AND CREDIT RISK (CONTINUED)
    ASTRA SATELLITES

    The Company's D-DTH business will depend on its ability to broadcast using certain transponders. Satellites are subject to significant risks that may prevent or impair proper commercial operations, including satellite defects, destruction and damage. The Company has been designated a "non-pre-emptible customer" under each of its relevant transponder leases. As a result, in the event of satellite or transponder malfunction, the Company's use of its transponders cannot be suspended or terminated by a broadcaster which has pre-emption rights permitting it to gain access to additional transponders in preference to certain other Astra customers. The Company, however, is not a "protected customer" under its satellite transponder leases and, in the event of a failure of one or more of its transponders, would not be able to pre-empt any other transponder customer. Due to the high cost of insurance policies relating to satellite operations, the Company does not insure against possible interruption of access to its transponders. The operation of the Astra satellites is outside the control of the Company and a disruption of transmissions on those satellites could have a material adverse effect on the Company, depending upon the duration of the disruption. The ability of the Company to transmit its programming following termination of the Company's leases of the transponders (and following the expiration of the expected useful lives of the Astra satellites in approximately 2015) will depend upon the ability of the Company to extend its existing leases and/or to obtain rights to utilize additional transponders on future Astra or other satellites.

    USE OF TPSA CONDUITS

    The Company's ability to build out its existing cable television networks and to integrate acquired systems into its cable television networks depends on, among other things, the Company's continued ability to design and obtain access to network routes, and to secure other construction resources, all at reasonable costs and on satisfactory terms and conditions. Many of such factors are beyond the control of the Company. In addition, at December 31, 1997, approximately 60% of the Company's cable plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA for the use of such conduits permits termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause.

    LIMITED INSURANCE COVERAGE

    While the Company carries general liability insurance on its properties, like many other operators of cable television systems it does not insure the underground portion of its cable televisions networks. Accordingly, any catastrophe affecting a significant portion of the Company's cable television networks could result in substantial uninsured losses and could have a material adverse effect on the Company.

    YEAR 2000

    In January 1997, the Company developed a plan to deal with the Year 2000 problem to make its computer systems Year 2000 compliant. The plan provides for the Year 2000 related efforts to be completed by the end of 1998. Largely as a result of its high rate of growth over the past few years, the Company has entered into an agreement to purchase a new system to replace its current accounting computer system and an agreement to purchase specialized billing software for the Company's new customer service and billing center. The Company has no other significant computer systems. The total

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

19. CONCENTRATIONS OF BUSINESS AND CREDIT RISK (CONTINUED) cost of the purchases is estimated to be approximately $2,400,000. The Company has obtained confirmations from the vendors of the systems indicating that such systems are Year 2000 compliant.

    CREDIT WORTHINESS

    All of the Company's customers are located in Poland. As is typical in this industry, no single customer accounted for more than five percent of the Company's sales in 1997 or 1996. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

20. FOURTH QUARTER RESULTS

    During the fourth quarter of 1997 circumstances came to the attention of management which led to the determination that certain receivable balances from minority interests were not recoverable. The Company has recorded an adjustment to minority interest of approximately $5,800,000 relating to this write-off, of which approximately $3,300,000 related to prior years.

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The previously reported 1997 third quarter results failed to include the adjustment recorded to stockholders' equity for the purchase of the PCI series A and C redeemable preferred stock as an increase

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED) to the net loss applicable to common stockholders. The quarterly data set forth below presents the 1997 third quarter results as previously reported and as adjusted to correct for this omission.

                                                                                    1997 PERIOD ENDING
                                                          ----------------------------------------------------------------------
                                                                                                  THIRD
                                                                                     THIRD     QUARTER AS
                                                             TOTAL      FOURTH    QUARTER AS   PREVIOUSLY    SECOND      FIRST
                                                          AS ADJUSTED   QUARTER    ADJUSTED     REPORTED     QUARTER    QUARTER
                                                          -----------  ---------  -----------  -----------  ---------  ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Cable television revenue................................   $  38,138   $  11,337   $  10,390    $  10,390   $   8,903  $   7,508
Operating loss..........................................     (42,670)    (14,044)    (15,293)     (15,293)    (12,317)    (1,016)
Minority interest.......................................      (3,586)     (5,842)       (343)        (343)      2,123        476
Income tax benefit/(expense)............................         975       1,233        (246)        (246)        259       (271)
Net loss................................................     (54,824)    (21,244)    (16,844)     (16,844)    (13,165)    (3,571)
Accretion of redeemable preferred stock.................      (2,436)     (2,436)      2,028        2,028      (1,048)      (980)
Excess of consideration paid for preferred stock over
  carrying value........................................     (33,806)     --         (33,806)      --          --         --
Net loss applicable to common stockholders..............   $ (91,066)  $ (23,680)  $ (48,622)   $ (14,816)  $ (14,213) $  (4,551)
                                                          -----------  ---------  -----------  -----------  ---------  ---------
Basic and diluted loss per common share.................   $   (3.68)  $   (0.71)  $   (1.75)   $   (0.53)  $   (0.75) $   (0.24)
                                                          -----------  ---------  -----------  -----------  ---------  ---------
                                                          -----------  ---------  -----------  -----------  ---------  ---------

                                                                             1996 PERIOD ENDING
                                                          ---------------------------------------------------------
                                                                       FOURTH        THIRD      SECOND      FIRST
                                                            TOTAL      QUARTER      QUARTER     QUARTER    QUARTER
                                                          ---------  -----------  -----------  ---------  ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Cable television revenue................................  $  24,923   $   6,608    $   6,090   $   6,604  $   5,621
Operating (loss) income.................................     (1,347)     (2,454)      (1,459)      1,821        745
Minority interest.......................................      1,890         754        1,116          69        (49)
Income tax benefit/(expense)............................     (1,273)        178            2        (948)      (505)
Net loss................................................     (6,617)     (4,909)      (1,119)        875     (1,464)
Accretion of redeemable preferred stock.................     (2,870)       (957)        (956)       (957)    --
Preferred stock dividends...............................     (1,738)     (1,738)      --          --         --
Deficit of consideration paid for preferred stock under
  carrying value........................................      3,549       3,549       --          --         --
Net loss applicable to common stockholders..............  $  (7,676)  $  (4,055)   $  (2,075)  $     (82) $  (1,464)
                                                          ---------  -----------  -----------  ---------  ---------
Basic and diluted loss per common share.................  $   (0.44)  $   (0.21)   $   (0.11)     --      $   (0.12)
                                                          ---------  -----------  -----------  ---------  ---------
                                                          ---------  -----------  -----------  ---------  ---------

22. SUBSEQUENT EVENTS (UNAUDITED)

    GROUND ZERO MEDIA SP. Z O.O. PURCHASE

    In February and March 1998, the Company acquired the remaining interest in GZM from the remaining stockholders for approximately $9,100,000. The acquisition will be accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values. The acquisition is not expected to have a material effect on the Company's results of operations in 1998.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

22. SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)
    CABLE TELEVISION ACQUISITIONS

    The Company entered into agreements subsequent to December 31, 1997 to purchase during 1998 certain cable television system assets for approximately $783,000, and 94.74% of a cable television company for approximately $770,000. The acquisition of the fixed assets will be accounted for as fixed asset purchases with the purchase price allocated among the fixed assets acquired based upon their fair values at the dates of acquisition and any excess to goodwill. The acquisition of the Company will be accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The acquisitions are not expected to have a material effect on the Company's results of operations in 1998.

    "POLONIA" SOCCER CLUB PURCHASE

    In February 1998, the Company purchased, for approximately $500,000 the option to buy a 50% plus one share interest in "Polonia", a soccer club in Poland. The purchase option will expire in February 1999. If the Company exercises the option, the purchase price will approximate $4,400,000, and the transaction will be accounted for as a purchase, with the purchase price allocated among the assets acquired and liabilities assumed based upon the fair values at the date of acquisition and any excess to goodwill.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

    The current directors and executive officers of the Company are:

NAME                                              AGE                              POSITION
---------------------------------------------  ---------  -----------------------------------------------------------
David T. Chase...............................         69  Chairman of the Board of Directors

Robert E. Fowler, III........................         39  Chief Executive Officer and Director

Arnold L. Chase..............................         46  Director

Samuel Chisholm..............................         58  Director

David Chance.................................         40  Director

Agnieszka Holland............................         49  Director

Scott A. Lanphere............................         32  Director

Jerzy Z. Swirski.............................         41  Director

John S. Frelas...............................         47  Chief Financial Officer, Vice President and Treasurer

Dorothy E. Hansberry.........................         45  Vice President and General Counsel of PCI

David Keefe..................................         48  Chief Executive Officer of PCI

George Makowski..............................         43  Chief Operating Officer--Cable Operations of PCI

Przemys$law A. Szmyt.........................         35  Vice President, General Counsel and Secretary

David Warner.................................         51  Chief Operating Officer--DTH Operations of @EL

CERTAIN INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

    Information with respect to the business experience and affiliations for the past five years of the current directors and executive officers of the Company is set forth below.

    DAVID T. CHASE has served as Chairman of the Board of Directors of @ Entertainment since its inception. He has been a director of PCI since its inception in 1990, and was the Chairman of the Board of Directors of PCI from March 1996 until December 1997. Since January 1990, Mr. Chase has been a director and President of D. T. Chase Enterprises, Inc. and David T. Chase Enterprises, Inc., a diversified conglomerate with extensive holdings in real estate and previously in media. Mr. Chase has also been on the Supervisory Boards of PTK, S.A., PTK-Warszawa S.A. ("PTK-Warsaw") and PTK-Krakow S.A. ("PTK-Krakow") since December 1992, October 1993, and October 1993, respectively. He is also a director of ACCEL International Corporation ("ACCEL"), an insurance holding company.

    ROBERT E. FOWLER, III has served as Chief Executive Officer of @ Entertainment since its inception, and has served as a director of @ Entertainment since its inception and of PCI since March 1996. Mr. Fowler has served as Chairman of the Board of Directors of PCI since December 1997, and he served as its Chief Executive Officer from December 1996 to December 1997, its Vice President from August 1993 to

December 1996 and its Treasurer from April 1991 to December 1996. From December 1993 to February 1997, he served as Vice President of D.T. Chase Enterprises, Inc. Mr. Fowler has served as director of Mozaic Entertainment, Inc. (formerly PCI Programming, Inc.) ("Mozaic") since July 1996, and as Chairman of its Board of Directors since December 1996. From July 1996 to December 1996, Mr. Fowler also served as Vice President and Treasurer of Mozaic. From March 1995 to late 1996, Mr. Fowler served as a director of ACCEL. Mr. Fowler has been a Managing Director of PCBV since 1997. During the period of 1994 to 1996, Mr. Fowler devoted approximately 35% of his working time to PCI and approximately 65% of his working time to companies that are affiliated with PCI.

    ARNOLD L. CHASE has served as a director of @ Entertainment since its inception and of PCI since December 1996. Mr. Chase served as President of the Managing Board of PTK-Warsaw from October, 1993 to September, 1996. Mr. Chase served as President of the Management Board of PTK-Krakow and PTK-Ryntronik from October 1993 to May 1995, and from October 1993 to December 1994, respectively. Mr. Chase has also served as director and Executive Vice President and as Treasurer of D.T. Chase Enterprises, Inc. since December 1990 and October 1992, respectively. Mr. Chase served PCI as Co-Chairman of the Board of Directors from April 1991 to March 1996 and as its President from October 1992 to March 1996. Mr. Chase was Managing Director of PCBV from March 1990 to May 1996 and President of the Management Board of PTK, S.A., from December 1992 to August 1996. He previously served as Chairman of the Supervisory Board of PTK, S.A. from August 1990 to December 1992. From April 1991 to October 1992, Mr. Chase served as Executive Vice President of PCI. Mr. Chase has been a director of International Bancorp, Inc. (the parent company of First National Bank of New England) since 1985, and has been a director of First National Bank of New England since 1972.

    SAMUEL CHISHOLM has served as a director of @ Entertainment since January 1998. From September 1990 to November 1997, Mr. Chisholm served as the Chief Executive and Managing Director of BSkyB. Mr. Chisholm has also been an Executive Director of The News Corporation Limited since December 1993, a director of Star Television since July 1993, a director of BSkyB (U.K.) since 1990, and a director of Sky New Zealand since 1997. Previously, he was chief executive of the Nine Network Australia.

    DAVID CHANCE has served as a director of @ Entertainment since January 1998. From January 1994 to December 1997, Mr. Chance served as the Deputy Managing Director of BSkyB. From 1989 to January 1994, he served as Marketing Distribution Manager of BSkyB. From 1987 until 1989, Mr. Chance served as the U.K. Marketing Manager for the Astra System for SES. Mr. Chance has also been a director of BSkyB Group since December 1994, BSkyB Ltd. since February 1995 and Modern Times Group (Scandanavia) since December 1994.

    AGNIESZKA HOLLAND has served as a director of @ Entertainment since January 1998. Since October 1995, Ms. Holland has also served as President and as a director of the Lato Productions Company, a company providing writing and directing services for the motion picture and television industry. Prior to October 1995, Ms. Holland worked as an internationally known feature film writer and director.

    SCOTT A. LANPHERE has served as a director of @ Entertainment since its inception and of PCI since March 1996. He served as a Managing Director of PCBV from May 1996 to October 1997. Mr. Lanphere has been a Director of Investments for Advent International plc since December 1994, and from May 1991 to December 1994 served as an Investment Manager of Advent International plc.

    JERZY Z. SWIRSKI has served as a director of @ Entertainment since its inception and of PCI since October 1996. Mr. Swirski has served as an Investment Director for Advent International plc since July 1995. From January 1995 to July 1995, Mr. Swirski was a consultant to Enterprise Investors, a Polish equity firm. From 1991 to 1994, he was an officer of E. Wedel S.A., a Polish subsidiary of PepsiCo Foods, International ("Wedel"), and General Manager of Frito-Lay, Poland.

    JOHN S. FRELAS has been the Chief Financial Officer of @ Entertainment since its inception and of PCI since September 1996, the Treasurer of @ Entertainment since its inception and of PCI since December 1996, and a Vice President of @ Entertainment since its inception. Mr. Frelas has been the Treasurer of Mozaic since December 1996. From 1995 to 1996, Mr. Frelas was the Chief Financial Officer of Eurofund Management Polska. During 1995, he served as a consultant to the Polish-American Enterprise Fund. From 1972 to 1994, Mr. Frelas worked for PepsiCo Foods International and certain of its subsidiaries, most recently as a Corporate Planning Manager for Hostess Frito-Lay Canada during 1994 and as a Corporate Controller for Wedel from 1992 to 1993.

    DOROTHY E. HANSBERRY has served as Vice President and General Counsel of PCI since January 1998. Since May 1996, Ms. Hansberry has served as the President of Hansberry Consultants, Inc. From July 1997 to January 1998, she worked as an attorney at Dewey Ballantine Sp. z o.o., a Warsaw law firm. From May 1996 to July 1997, Ms. Hansberry was an attorney at Beata Gessel and Partners, a Warsaw law firm, and was of-counsel to Bondurant, Mixson & Elmore, an Atlanta, Georgia law firm. From December 1991 to October 1996, she served as legal advisor to Eastern European anti-monopoly offices. From March 1994 to August 1995, Ms. Hansberry acted as resident legal advisor to the Polish Anti-Monopoly Office. From October 1980 to May 1996, she worked as a senior trial attorney in the Antitrust Division of the U.S. Department of Justice.

    DAVID KEEFE has served as Chief Executive Officer and director of PCI since January 1998. From December 1995 to December 1997, Mr. Keefe was Chief Executive Officer of Kabelkom Hungary, a Hungarian cable company. From January 1994 to December 1995, Mr. Keefe served as Cable Operations Director and a member of the Board of Directors of Wharf Cable, a cable company in Hong Kong.

    GEORGE MAKOWSKI has served as the Chief Operating Officer--Cable Operations of PCI since January 1997. He has been a Vice President of @ Entertainment from its inception. From August 1993 to January 1997, Mr. Makowski was Vice President of Marketing for Ameritech International, Inc. ("Ameritech"). During this time Mr. Makowski also served as Sales and Marketing Director of Centertel, S.A., a division of Ameritech. From 1986 to 1993, Mr. Makowski held various senior management roles within Groupe Bull, S.A.

    PRZEMYS$LAW A. SZMYT has served as Vice President, General Counsel and Secretary of @ Entertainment since its inception, and as Vice President and General Counsel of PCI from February 1997 until December 1997. Mr Szmyt has served as director of PCI since December 1997, as a Managing Director of Sereke Holding B.V. since November 1997 and as a Managing Director of PCBV since November 1997. Since January 1998, Mr. Szmyt has served as a member of the Management Board of DTC Productions Sp. z o.o. Since December 1997, he has served as a member of the Management Board of Wizja TV Sp. z o.o. From September 1995 to February 1997, Mr. Szmyt was a director for Poland of MeesPierson EurAmerica, an investment banking firm and affiliate of MeesPierson N.V., a Dutch merchant bank. From early 1992 to August 1995, Mr. Szmyt was a senior associate at Soltysinski, Kawecki & Szlezak, a law firm in Warsaw. From October 1994 to late 1996, Mr. Szmyt served on the Management Board of Telewizyjna Korporacja Partycypacyjna S.A., a holding company of Canal+ Polska. From November 1995 to July 1996, Mr. Szmyt served as a director of the Management Board of MeesPierson EurAmerica Sp. z o.o.

    DAVID WARNER has served as the Chief Operating Officer--DTH Operations of @EL since April 1997. He has been a Vice President of @ Entertainment from its inception. Since July 1997, Mr. Warner has served as a member of the Management Board of Wizja TV Sp. z o.o., and since December 1997, he has served as a member of the Management Board of Sereke Holding B.V. From August 1996 to April 1997, Mr. Warner was General Manager for FilmNet Central Europe of the NetHold Group. From October 1995 to August 1996, Mr. Warner served as a television operations consultant to Rapture Channel. From May 1993 to October 1995, Mr. Warner worked as Operations Director of the Family Channel UK of the International Family Entertainment Group. From 1983 to May 1993, Mr. Warner served as the general manager of TVS Main ITV Terrestrial Broadcaster. Mr. Warner is also an advisor to and a board member of the Ravensbourne Communication College.

BOARD OF DIRECTORS

    @ Entertainment's Bylaws (the "Bylaws") provide that the Board of Directors shall consist of at least one and no more than nine directors and shall be subject to change pursuant to resolutions duly adopted by a majority of the Board of Directors. The current number of directors is eight. All of the current members of the Board of Directors, except for Messrs. Chisholm and Chance and Ms. Holland, were elected pursuant to the Stockholders' Agreement, which automatically terminated upon the successful completion of the Initial Public Equity Offering. Under the Stockholders' Agreement, the ECO Group (as hereinafter defined) had the right to designate two directors and the Chase Group (as hereinafter defined) had the right to designate the remaining three directors, one of whom was to be selected, if approved by the ECO Group, to serve as the Chief Executive Officer of @ Entertainment. Pursuant to the Stockholders' Agreement, the ECO Group consisted of ECO, any limited partner of ECO to whom ECO permissibly transferred shares of stock of @ Entertainment and any Affiliate (as hereinafter defined). Pursuant to the Stockholders' Agreement, the Chase Group consisted of PIHLP, Mr. Freedman, CACMT and Steele LLC. Pursuant to a voting agreement dated at June 22, 1997 among the members of the Chase Group (the "Voting Agreement"), all designations to be made by the Chase Group were made by David T. Chase. David T. Chase, Arnold L. Chase and Robert E. Fowler, III were designated as directors by the Chase Group, Mr. Fowler was designated as Chief Executive Officer by the Chase Group and was accepted as such by the ECO Group, and Messrs. Lanphere and Swirski were designated as directors by the ECO Group. Messrs. Chisholm and Chance and Ms. Holland were appointed as directors, pursuant to the Bylaws, by the Board of Directors in connection with the expansion of the Board of Directors from five to eight members.

    @ Entertainment's Certificate of Incorporation (the "Certificate") and Bylaws provide that the directors shall be classified, with respect to the time for which they severally hold office, into three classes, as nearly equal in number as possible. The first class of directors consists of two directors (Messrs. Swirski and A. Chase) whose terms shall expire at the annual meeting of stockholders to be held in the first year following the effective date of the Initial Public Equity Offering ("Effective Date"); the second class consists of three directors (Messrs. D. Chase and Lanphere and Ms. Holland) whose terms shall expire at the annual meeting of stockholders to be held in the second year following the Effective Date; and the third class consists of three directors (Messrs. Fowler, Chisholm and Chance), whose terms shall expire at the annual meeting of stockholders to be held in the third year following the Effective Date. Each class of directors will hold office until its respective successors are duly elected and qualified. At each annual meeting of the stockholders, the successors of the class of directors whose term expires at that meeting shall be elected to hold office for a term expiring at the annual meeting of stockholders to be held in the third year following the year of their elections. Any decrease in the authorized number of directors shall not be effective until the expiration of the terms of the directors then in office, unless at the time of such decrease there shall be vacancies on the Board of Directors which are being eliminated by such decrease.

    The Certificate and Bylaws provide that any director may resign at any time by giving written notice to the Chairman of the Board of Directors, the Chief Executive Officer or the Board of Directors. If, at any other time than the annual meeting of the stockholders, any vacancy occurs in @ Entertainment's Board of Directors caused by resignation, death, retirement, disqualification or removal from office of any director or otherwise, or any new directorship is created by an increase in the authorized number of directors, a majority of the directors then in office, although less than a quorum, may choose a successor, or fill the newly created directorship, and the director so chosen shall hold office until the next election for that class of directors by the stockholders and until his successor shall be duly elected and qualified, unless sooner displaced. The Certificate and Bylaws provide that any director may be removed from office only with cause and only by the affirmative vote of the holders of at least two-thirds of the voting power of all shares entitled to vote, unless two-thirds of the Continuing Directors (as defined in the Certificate) vote to recommend to the stockholders the removal of a director with or without cause and such recommendation is approved by the affirmative vote of the holders of at least a majority of the outstanding shares entitled to vote.

    The Bylaws provide that a majority of the total number of directors then in office constitutes a quorum of the Board of Directors. The Bylaws further provide that the act of a majority of all of the directors present at a meeting for which there is a quorum shall be the act of the Board of Directors, except as otherwise provided by statute or in the Certificate. The Certificate provides that the Board of Directors or stockholders shall have the power to amend the Bylaws by majority vote, except for certain provisions of the Bylaws for which the affirmative vote of two-thirds of the continuing directors or of the holders of at least two-thirds of the voting power of all shares entitled to vote is required.

    The Bylaws provide that regular meetings of the Board of Directors may be held without notice immediately following the annual meeting of the stockholders of @ Entertainment. Special meetings of the Board of Directors may be called by the Chairman of the Board, the Chief Executive Officer or any two directors.

    The Board of Directors of @ Entertainment elected Messrs. Chisholm and Chance (the "Business Independent Directors") and Ms. Holland (the "Artistic Independent Director") to serve as three directors who are not affiliated with or employed by the Company and who, in the opinion of the Board of Directors, do not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

    The Board of Directors of @ Entertainment currently maintains an Audit Committee and a Compensation Committee.

    The Audit Committee is comprised of Messrs. Chisholm and Chance. The Audit Committee's function is to recommend to the Board of Directors the independent public accountants to be employed by @ Entertainment, to confer with the independent public accountants concerning the scope of their audit, to review the accountants' findings and recommendations and to review the adequacy of @ Entertainment's internal accounting controls. KPMG Polska Sp. z o.o. presently serves as the independent public accountants of @ Entertainment. The Audit Committee meets as necessary, but at least once a year. The Audit Committee was formed in January 1998 and therefore did not meet in 1997.

    The Compensation Committee is comprised of Messrs. Fowler, D. Chase, Lanphere, Chisholm and Chance. The Compensation Committee's function is to approve, and in some instances to recommend to the Board of Directors of @ Entertainment, compensation arrangements involving the executive officers and certain other employees of the Company. The Compensation Committee meets as necessary. The composition of the Compensation Committee was not finalized until December 31, 1997, and therefore did not meet in 1997.

REMUNERATION OF DIRECTORS

    Each non-employee director may receive such fees and other compensation, along with reimbursement of expenses incurred on behalf of the Company or in connection with attendance at meetings, as the Board of Directors may from time to time determine. Each Business Independent Director receives $5,000 for attendance at each of the five regular meetings of the Board of Directors, and an additional $5,000 for attendance at any special meetings of the Board of Directors. Each Artistic Independent Director receives $5,000 for attendance at each of the five regular meetings of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding all compensation awarded to, earned by or paid to the Company's Chief Executive Officer, each of the other four most highly compensated executive officers of the Company and a former executive officer who would have been one of the four most highly compensated executive officers at the end of the fiscal year 1997 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company for the last three fiscal years, to the extent that those officers were in the employ of the Company. Columns relating to long-term compensation have been omitted from the table as the Company did not have capital stock-related award plans and there has been no compensation arising from long-term incentive plans during the years reflected in the table.

                                                                                          SECURITIES     ALL OTHER
                                               SALARY        BONUS       OTHER ANNUAL     UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR         ($)           ($)      COMPENSATION($)   OPTIONS/SAR        ($)
-------------------------------  ---------  ------------  -----------  ----------------  ------------  -------------
Robert E. Fowler, III .........       1997    337,500       381,250         25,872(1)     1,268,000         --
  Chief Executive Officer and         1996     66,000(2)     66,000(2)        --              --            --
  Director                            1995     66,000(2)     66,000(2)        --              --            --
Richard B. Steele(3)...........       1997    207,595         --              --              --          156,000(4)
                                      1996    356,000(2)    250,000(2)        --              --            5,000(5)
                                      1995    356,000(2)      --              --              --            7,500(5)
John S. Frelas ................       1997    155,746       350,000(6)      39,000(7)         --            --
  Chief Financial Officer, Vice       1996     46,153(8)      --             6,000(7)       241,000         --
  President, Treasurer                1995       --           --              --              --            --
George Z. Makowski ............       1997    156,000       175,000(6)      68,400(9)       385,000         --
  Chief Operating Officer-Cable       1996       --           --              --              --            --
                                      1995       --           --              --              --            --
David Warner ..................       1997    120,708       248,500(6)        --            131,000         --
  Chief Operating Officer-DTH         1996       --           --              --              --            --
                                      1995       --           --              --              --            --
Przemys$law Szmyt .............       1997    146,667        70,000(6)        --            131,000         --
  Vice President, General             1996       --           --              --              --            --
  Counsel, Secretary                  1995       --           --              --              --            --

------------------------

(1) Represents amounts paid or reimbursed by the Company for personal travel related expenses.

(2) Represents only that portion of annual compensation attributable to services performed on behalf of the Company. Additional compensation may have been provided by companies that are affiliated with @ Entertainment and beneficially owned by the Chase Family for services rendered to those companies.

(3) Mr. Steele was the President of PCI. He resigned on June 23, 1997.

(4) Represents amounts earned as deferred compensation.

(5) Represents portion of 401(k) plan paid pursuant to matching contribution.

(6) Represents one-time bonus paid upon completion of @ Entertainment's Initial Public Equity Offering.

(7) Represents amounts paid pursuant to housing allowance.

(8) Represents compensation for partial year of service beginning in September 1996.

(9) Represents amounts paid pursuant to housing and tuition allowances.

                               COMPENSATION PLANS

EMPLOYMENT AGREEMENTS

    @ Entertainment has employment agreements with each of Messrs. Fowler, Frelas, Makowski, Szmyt and Warner. PCI has employment agreements with each of Mr. Keefe and Ms. Hansberry. @ Entertainment has entered into consultancy arrangements with Messrs. Chisholm and Chance and Ms. Holland.

    Mr. Fowler entered into a three-year employment agreement with PCI effective at January 1, 1997. The employment agreement was assigned to @ Entertainment in June 1997 in connection with the Reorganization, as defined herein. Pursuant to such agreement, Mr. Fowler serves as the Chief Executive Officer of @ Entertainment. Mr. Fowler receives a base annual salary of $325,000, plus a travel allowance of approximately $30,000 per annum and an unspecified annual incentive bonus. Pursuant to Mr. Fowler's employment contract, and in part to induce Mr. Fowler to move closer to the Company's operations in Europe, @ Entertainment purchased Mr. Fowler's house in Connecticut for approximately $354,000 in June 1997 (including payments of $295,000 to extinguish the mortgages relating to the house), and sold the house shortly thereafter to a third party for approximately $267,000. @ Entertainment is obligated to pay Mr. Fowler the difference between the mortgage amounts of $295,000 and the purchase price of $354,000. Mr. Fowler may terminate the employment agreement at any time upon three months' written notice, and @ Entertainment may terminate the agreement at any time upon one month's written notice (with an obligation to pay Mr. Fowler an additional two months' base salary). In addition, @ Entertainment may terminate the agreement immediately without further obligation to Mr. Fowler for cause (as defined in the employment agreement).

    Mr. Frelas entered into a five-year employment agreement with PCI commencing on September 1, 1996. The employment agreement was assigned to @ Entertainment in June 1997 in connection with the Reorganization. Pursuant to such agreement, Mr. Frelas serves as the Chief Financial Officer, Vice President and Treasurer of @ Entertainment. Mr. Frelas receives a base annual salary of $150,000, allowances for living and travel of approximately $40,000 per annum and annual incentive bonuses of up to $50,000 if certain mutually agreed objectives are met. He is eligible to receive a bonus of $50,000 for the successful completion of a bank line of credit of $75 million or more. Mr. Frelas or @ Entertainment may terminate the agreement at any time upon six month's written notice. In addition, @ Entertainment may terminate the agreement immediately without further obligation to Mr. Frelas for cause (as defined in the employment agreement).

    Mr. Makowski entered into a five-year employment agreement with PCI commencing on January 21, 1997. The employment agreement was assigned to @ Entertainment in June 1997 in connection with the Reorganization. Pursuant to such agreement, Mr. Makowski serves as the Chief Operating Officer--Cable Operations of PCI. Mr. Makowski receives a base annual salary of $156,000, allowances for living, family travel and education for his children of approximately $105,000 per annum and annual incentive bonuses of up to $60,000 if certain mutually agreed objectives are met. Mr. Makowski or @ Entertainment may terminate the agreement at any time upon six month's written notice. In addition, @ Entertainment may terminate the agreement immediately without further obligation to Mr. Makowski for cause (as defined in the employment agreement).

    Mr. Szmyt entered into a three-year agreement with PCI effective at February 7, 1997, which was assigned to @ Entertainment in June 1997 in connection with the Reorganization and was amended effective January 1, 1998. Pursuant to such agreement, Mr. Szmyt serves as Vice President, General Counsel and Secretary of @ Entertainment. Pursuant also to an employment agreement with PTK-Warsaw and a services agreement with PCI, Mr. Szmyt receives annual remuneration totaling $180,000. He is eligible to receive an annual performance-based bonus of $40,000 per year. Mr. Szmyt may terminate his contract with @ Entertainment at any time upon two months' written notice and @ Entertainment may terminate the contract at any time upon four months' written notice. In addition, @ Entertainment may terminate the contract without further obligation for cause (as defined in the agreement). Mr. Szmyt's employment agreement with PTK-Warsaw may be terminated by either party upon one month's written notice.

    Mr. Warner entered into a five-year employment agreement with PCI effective at April 7, 1997, which was assigned to @ Entertainment in June 1997 in connection with the Reorganization. Pursuant to such agreement, Mr. Warner serves as Chief Operating Officer--DTH Operations of @EL. Mr. Warner receives an annual salary of L95,000 (approximately $158,935, based on the exchange rate of L1.00 =$1.673 at March 25, 1998), and receives an annual performance-based bonus of up to L45,000 (approximately $75,285 based on the approximate exchange rate of L1.00 = $1.673 at March 25, 1998). Mr. Warner and @ Entertainment may terminate the contract at any time with six months' written notice. In addition, @ Entertainment may terminate the contract without further obligation for cause (as defined in the agreement).

    Mr. Keefe entered into a two-year employment agreement with PCI effective at January 1, 1998. Pursuant to such agreement, Mr. Keefe serves as the Chief Executive Officer of PCI. Mr. Keefe receives a base annual salary of approximately $220,000, a monthly allowance for additional housing and cost of living expenses of $5,000, an allowance for relocation expenses of up to $20,000, and reimbursement of educational and tax planning expenses of up to an aggregate amount of $23,000 per year. Mr. Keefe also receives a guaranteed bonus of $100,000 in the first year of his employment and unspecified incentive bonuses thereafter. He received an additional bonus of $200,000 upon the signing of the employment agreement. Mr. Keefe may terminate the employment agreement at any time upon three months' written notice, and PCI may terminate the agreement at any time upon one month's written notice (with an obligation to pay Mr. Keefe an additional five months' salary). In addition, PCI may terminate the agreement immediately without further obligation to Mr. Keefe for cause (as defined in the employment agreement). Mr. Keefe has been granted options to purchase 250,000 shares of Common Stock at a price of $12 per share, subject to the terms and conditions of a stock option agreement with @ Entertainment. Options to purchase 31,250 shares of Common Stock shall vest at the end of each fiscal quarter on March 31, June 30, September 30 and December 31 of 1998 and 1999, provided that the options shall vest in full on the date of a change in control (as defined in the employment agreement) in @ Entertainment or PCI.

    Ms. Hansberry entered into a two-year agreement with PCI effective at January 1, 1998. Pursuant to such agreement, Ms. Hansberry serves as Vice President and General Counsel of PCI and receives an annual remuneration totaling $150,000. She is eligible to receive annual performance-based bonuses of up to $40,000 per year. Ms. Hansberry's initial year bonus of $40,000 is guaranteed. Ms. Hansberry or PCI may terminate the agreement at any time upon six months' written notice. In addition, PCI may terminate the agreement without further obligation to Ms. Hansberry for cause (as defined in the agreement).

    The Company has entered into a two-year consultancy arrangement with Samuel Chisholm and David Chance (each individually a "Consultant"), pursuant to which the Company will pay to a Consultant a fee of $10,000 per consultancy day, which shall be a single day of at least seven hours during which a Consultant provides consulting services to the Company ("Consultancy Day"), based on a minimum, on average over each 12 month period, of a total of 4 Consultancy Days per month, and the Company will pay an additional fee of $10,000 to a Consultant for any additional days in any month on which a Consultant provides consulting services to the Company. Additionally, Messrs. Chisholm annd Chance were each granted, subject to stockholder approval, options to purchase 500,000 shares of Common Stock at an exercise price of $12 per share. The options vest ratably over a two-year period commencing from the initial date of grant.

    The Company has entered into a two-year consultancy arrangement with Agnieszka Holland, pursuant to which the Company will pay to Ms. Holland a fee of $25,000 per year, in 12 equal prorated amounts, for artistic consultancy services.

1997 STOCK OPTION PLAN

    @ Entertainment's 1997 Stock Option Plan, as amended (the "1997 Plan") was adopted on June 22, 1997 and approved by a majority of the stockholders. The 1997 Plan provides for the grant to employees of the Company (including officers, employee directors, and non-employee directors) of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and for the grant of qualified stock options to employees and consultants of the Company (collectively, the "Options"). The 1997 Plan is currently administered by the Board of Directors which selects the optionees (from among those eligible), determines the number or shares to be subject to each Option and determines the exercise price of each Option. The Board of Directors may also appoint a Stock Option Committee to perform such functions in the future. Currently, approximately 11 individuals (including Messrs. Fowler, Frelas and Makowski, whose option agreements with PCI became subject to the 1997 Plan pursuant to Assignment and Assumption Agreements with @ Entertainment, Messrs. Szmyt and Warner, whose option agreements became subject to the 1997 Plan pursuant to a resolution of the Board of Directors of @ Entertainment, and Messrs. Chisholm, Chance, and Keefe) participate in the 1997 Plan.

    In addition, the Board of Directors has the authority to interpret the 1997 Plan and to prescribe, amend and rescind rules and regulations relating to the 1997 Plan. The Board of Directors' interpretation of the 1997 Plan and determinations pursuant to the 1997 Plan are final and binding on all parties claiming an interest under the 1997 Plan. The maximum number of shares of Common Stock that may be subject to Options under the 1997 Plan is 4,436,000 shares (of which 2,000,000 remain subject to stockholder approval), subject to adjustment in accordance with the terms of the 1997 Plan. At March 19, 1998 options for 3,724,000 shares had been granted (of which 1,288,000 remain subject to stockholder approval) and 712,000 shares remained available for future grants (subject to stockholder approval). The exercise price of all incentive stock options granted under the 1997 Plan must be at least equal to the fair market value of the Common Stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of stock of @ Entertainment, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the maximum term of an incentive stock option must not exceed five years.

    The term of all options granted under the 1997 Plan may not exceed ten years. Options become exercisable at such times as determined by the Board of Directors and as set forth in the individual stock option agreements. Payment of the purchase price of each Option will be payable in full in cash upon the exercise of the Option. In the discretion of the Board of Directors, payment may also be made by surrendering shares owned by the optionee which have a fair market value on the date of exercise equal to the purchase price, by delivery of a full recourse promissory note meeting certain requirements or in some combination of the above payment methods.

    In the event of a merger of @ Entertainment with or into another corporation, as a result of which @ Entertainment is not the surviving corporation, the 1997 Plan requires that outstanding Options be assumed or an equivalent option substituted by the successor corporation or a parent or subsidiary of such successor corporation. If the successor corporation does not assume or substitute for the Options, the optionee will have the right to exercise the Option as to those shares which are vested for a period beginning not less than fifteen days prior to the proposed consummation of such transaction and ending immediately prior to the consummation of such transaction, at which time the Options will terminate.

    The number of shares covered by the 1997 Plan and the number of shares for which each Option is exercisable shall be proportionately adjusted for any change in the number of issued shares resulting from any reorganization of @ Entertainment. In the event of dissolution or liquidation of @ Entertainment, each Option shall terminate immediately prior to the consummation of such action.

    No Options may be granted under the 1997 Plan after ten years from its effective date. The Board of Directors has authority to amend or terminate the 1997 Plan subject to certain limitations set forth in the 1997 Plan.

    The following table lists all grants of Options under the 1997 Plan to the Named Executive Officers during 1997 and contains certain information about potential value of these Options based upon certain assumptions as to the appreciation of the Common Stock over the life of the Options.

                       OPTION GRANTS IN LAST FISCAL YEAR

INDIVIDUAL GRANTS

                                                              PERCENT OF
                                               NUMBER OF         TOTAL
                                              SECURITIES     OPTIONS/SARS     EXERCISE
                                              UNDERLYING      GRANTED TO         OR                    GRANT DATE
                                             OPTIONS/SARS    EMPLOYEES IN    BASE PRICE  EXPIRATION   PRESENT VALUE
NAME                                          GRANTED(#)    FISCAL YEAR (%)     ($)         DATE         ($)(1)
-------------------------------------------  -------------  ---------------  ----------  -----------  -------------

Robert E. Fowler, III......................     1,286,000          55.12%       3.707      1/1/07       16,576,540

Richard B. Steele..........................       --              --             --          --            --

John S. Frelas.............................       --              --             --          --            --

George Z. Makowski.........................       385,000          16.50%       3.70808    1/1/07        2,964,500

David Warner...............................       131,000           5.62%      15.24       6/23/07         652,380

Przemys$law Szmyt..........................       131,000           5.62%      15.24       6/23/07         652,380

--------------------------

(1) Calculated based upon a variation of the Black-Scholes option pricing model in which the following assumptions were used: the expected volatility of the Common Stock was 39.0%; the risk-free rate of return was 6.25%, 6.25%, 6.31%, and 6.31% for Messrs. Fowler, Makowski, Warner and Szmyt, respectively; the dividend yield was 0.0%; and the expected time of exercise was four (4) years from the month of the grant.

    The following table provides certain information with respect to the number of shares of Common Stock represented by outstanding Options held by the Named Executive Officers at December 31, 1997. Also reported are the values for "in-the-money" options which represent the position spread between the exercise price of any such existing stock options and the price of the Common Stock at December 31, 1997.

                         FISCAL YEAR END OPTION VALUES

                                                                            NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                                                           UNDERLYING UNEXERCISED        IN-THE-MONEY
                                                                                OPTIONS/SARS             OPTIONS/SARS
                                              SHARES                              AT FISCAL                AT FISCAL
                                            ACQUIRED ON         VALUE           YEAR-END (#)             YEAR-END ($)
NAME                                       EXERCISE (#)       REALIZED     EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
---------------------------------------  -----------------  -------------  -----------------------  -----------------------

Robert E. Fowler, III..................         --               --              1,286,000/0             9,539,548/--

Richard B. Steele......................         --               --                  --                       --

John S. Frelas.........................         --               --            48,000/193,000          430,398/1,762,727

George Z. Makowski.....................         --               --              385,000/--              2,855,514/--

David Warner...........................         --               --              --/131,000                   --

Przemys$law Szmyt......................         --               --              --/131,000                   --

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

    The following table sets forth certain information regarding the beneficial ownership of @ Entertainment's capital stock at December 31, 1997 and by (i) each person known by @ Entertainment to own beneficially 5% or more of any class of @ Entertainment's voting stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. All percentages in this section were calculated on the basis of outstanding securities plus securities deemed outstanding under Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

    At December 31, 1997, the Principal Stockholders owned beneficially in the aggregate approximately 59.5% of the outstanding Common Stock. As a result, the Principal Stockholders, acting together, are able to elect all of @ Entertainment's directors and otherwise control the Company's operations.

                                                                                                    PERCENTAGE OF
                                                                                     SHARES OF      COMMON STOCK
NAME OF BENEFICIAL OWNER                                                            COMMON STOCK   OUTSTANDING(1)
---------------------------------------------------------------------------------  --------------  ---------------

FIVE PERCENT STOCKHOLDERS:
Arnold L. Chase(2)
  One Commercial Plaza
  Hartford, Connecticut 06103....................................................     10,303,000           29.4%
Chase Polish Enterprises, Inc(2)
  One Commercial Plaza
  Hartford, Connecticut 06103....................................................     10,303,000           29.4%
Cheryl A. Chase(2)(3)
  One Commercial Plaza
  Hartford, Connecticut 06103....................................................     11,036,000           31.5%
Polish Investments Holding L.P.(2)
  One Commercial Plaza
  Hartford, Connecticut 06103....................................................     10,303,000           29.4%
ECO Holdings III Limited Partnership(4)
  c/o Advent International Corp.
  101 Federal Street
  Boston, MA 02110...............................................................      9,524,000           27.2%

DIRECTORS AND EXECUTIVE OFFICERS:
David T. Chase...................................................................        --              --
Robert E. Fowler, III(5)(6)......................................................      1,286,000            3.7%
Arnold L. Chase(7)...............................................................     10,303,000           29.4%
Scott A. Lanphere(8).............................................................        --              --
Jerzy Z. Swirski(9)..............................................................        --              --
Samuel Chisholm(10)..............................................................        --              --
David Chance(11).................................................................        --              --
Agnieszka Holland................................................................        --              --
John S. Frelas(6)(12)............................................................         48,000          *
George Makowski(6)(13)...........................................................        385,000            1.1%
Przemys$law Szmyt(6)(14).........................................................        --              --
David Warner(6)(15)..............................................................        --              --

ALL DIRECTORS AND OFFICERS AS A GROUP (13 PERSONS(16)):..........................     13,451,000           38.4%

------------------------

*   less than 1%.

(1) Based on a total number of outstanding shares of 35,029,000, which includes 33,310,000 shares outstanding at December 31, 1997 and 1,719,000 shares subject to options which were exercisable within sixty days of December 31, 1997.

(2) Pursuant to Schedules 13G filed on February 13, 1998 by Polish Investments Holding L.P. ("PIHLP"), Chase Polish Enterprises, Inc. ("CPEI"), Arnold L. Chase and Cheryl A. Chase, as a result of their control over management of PIHLP, Arnold L. Chase, CPEI and Cheryl A. Chase may be deemed to share the power to direct the vote and disposition of the 10,303,000 shares of Common Stock owned by PIHLP. CPEI is the sole general partner of PIHLP. As general partner, CPEI manages PIHLP, which includes directing the voting and disposition of shares of Common Stock owned by PIHLP. Arnold L. Chase and Cheryl A. Chase each own 50% of the outstanding capital stock of CPEI and are its sole directors and executive officers.

(3) Pursuant to Schedules 13G filed on February 13, 1998 by Arnold L. Chase and Cheryl A. Chase, The Cheryl Anne Chase Martial Trust, a trust of which Cheryl A. Chase and Kenneth N. Musen are joint trustees, owns 733,000 shares of Common Stock or 2.2% of the shares of Common Stock outstanding. Cheryl A. Chase and Kenneth N. Musen are the beneficial owners, as defined by Rule 13d-3(a) of the Exchange Act, of the shares of Common Stock owned by the Cheryl Anne Chase Marital Trust.

(4) The general partner of ECO Holdings III Limited Partnership ("ECO") is Advent ECO III LLC. Certain members of Advent ECO III LLC are venture capital funds managed by Advent International Corporation. In its capacity as manager of these funds, Advent International Corporation exercises sole voting and investment power with respect to all shares of Common Stock held on behalf of these funds.

(5) Mr. Fowler has been granted options to purchase 1,286,000 shares of Common Stock at a price of $3.707 per share, subject to the terms and conditions of a stock option agreement. All of Mr. Fowler's options are exercisable.

(6) Messrs. Fowler, Frelas, Makowski, Szmyt and Warner, in connection with the Initial Public Equity Offering, entered into an agreement with Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated that during the two year period beginning July 30, 1997, such individuals will not offer, sell, contract to sell or otherwise dispose of any securities of @ Entertainment which are substantially similar to shares of Common Stock or which are convertible into or exchangeable for securities which are substantially similar to shares of Common Stock without the prior written consent of Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

(7) Includes 10,303,000 shares of Common Stock owned by PIHLP which may be deemed to be beneficially owned by Arnold Chase.

(8) Mr. Lanphere disclaims beneficial ownership of the shares held by ECO.

(9) Mr. Swirski disclaims beneficial ownership of the shares held by ECO.

(10) Mr. Chisholm has been granted options to purchase 500,000 shares of Common Stock (subject to stockholder approval), vesting ratably over a two year period, at an exercise price of $12.00 per share. None of Mr. Chisholm's options are exercisable within 60 days of the date of this Offering Memorandum.

(11) Mr. Chance has been granted options to purchase 500,000 shares of Common Stock (subject to stockholder approval), vesting ratably over a two year period, at an exercise price of $12.00 per share. None of Mr. Chance's options are exercisable within 60 days of the date of this Offering Memorandum.

(12) Mr. Frelas has been granted options to purchase 241,000 shares of Common Stock at a price of $1.99170 per share, subject to the terms and conditions of a stock option agreement, which options vest ratably over a five year period. As of the date of this Offering Memorandum, options to purchase 48,000 shares have vested.

(13) Mr. Makowski has been granted options to purchase 385,000 shares of Common Stock at a price of $3.70808 per share, subject to the terms and conditions of a stock option agreement. All of Mr. Makowski's options are exercisable.

(14) Mr. Szmyt has been granted options to purchase 131,000 shares of Common Stock at a price of $15.24 per share, subject to the terms and conditions of a stock option agreement dated June 1997, which options vest ratably over a three year period. Additionally, on January 26, 1998, Mr. Szmyt was granted options to purchase 75,000 shares of Common Stock (subject to stockholder approval) at a price of $12.2375 per share, which options vest ratably over a three year period. None of Mr. Szmyt's options are exercisable within 60 days of the date of this Offering Memorandum.

(15) Mr. Warner has been granted options to purchase 131,000 shares of Common Stock at a price of $15.24 per share, subject to the terms and conditions of a stock option agreement, which options vest ratably over a five year period. Additionally, on January 26, 1998, Mr. Warner was granted options to purchase 75,000 shares of Common Stock (subject to stockholder approval) at a price of $12.2375 per share, which options vest ratably over a three year period. None of Mr. Warner's options are exercisable within 60 days of the date of this Offering Memorandum.

(16) Includes 1,429,000 shares held by the Steele LLC and owned beneficially by Richard B. Steele, who resigned as President of PCI on June 23, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS

    David T. Chase, the Chairman of the Board of Directors of @ Entertainment, is the father of Arnold L. Chase, a director of @ Entertainment. No other family relationship exists between any of the directors and executive officers of @ Entertainment.

THE REORGANIZATION

    In June 1997, the Company effected a reorganization (the "Reorganization") to facilitate the development of its D-DTH business and the expansion of its cable television and programming businesses. All the holders of shares of PCI's common stock and @ Entertainment entered into a Contribution Agreement dated at June 22, 1997 (the "Contribution Agreement"). Pursuant to the Contribution Agreement, each holder of shares of PCI's common stock transferred all shares of PCI common stock owned by it to @ Entertainment. In addition, ECO transferred all of the outstanding shares of PCI's voting Series B Preferred Stock (the "PCI Series B Preferred Stock") to @ Entertainment. All of these transfers (the "Share Exchange") were designed to qualify as a tax-free exchange under section 351 of the Code. Each holder of PCI's common stock received 1,000 shares of Common Stock of @ Entertainment in exchange for each share of PCI's common stock transferred by it (the "Capital Adjustment"). ECO also received an equivalent number of shares of @ Entertainment's Series B Preferred Stock in exchange for its shares of PCI Series B Preferred Stock. The 2,500 outstanding shares of Series B Preferred Stock automatically converted into 4,862,000 shares of Common Stock of @ Entertainment upon the closing of the Initial Public Equity Offering (the "Automatic Conversion").

    On June 20, 1997, PIHLP transferred all the outstanding shares of PCI's Series C Preferred Stock to the Chase Entity. The Chase Entity, ECO and @ Entertainment entered into the Purchase Agreement. Pursuant to the Purchase Agreement, @ Entertainment purchased all of the outstanding shares of PCI's

Series A Preferred Stock and Series C Preferred Stock for cash from ECO and the Chase Entity, respectively, at the closing of the Initial Public Equity Offering (the "Cash Purchases"). The aggregate purchase price of $60.0 million ($40.0 million to ECO and $20.0 million to the Chase Entity) for PCI's Series A Preferred Stock and Series C Preferred Stock equaled the aggregate redemption price of such shares as set forth in PCI's certificate of incorporation. The Cash Purchases were funded with a portion of the net proceeds of the Initial Public Equity Offering.

    In June 1997, certain employment agreements for the executive officers of @ Entertainment who were employed by PCI and their employee stock option agreement were assigned to @ Entertainment by PCI (the "Assignment"). As part of the Assignment and the Capital Adjustment, the agreements were amended to provide that each option for a share of PCI's common stock was exchanged for an option for 1,000 shares of Common Stock with a proportionate reduction in the exercise price.

    In June 1997, @ Entertainment subscribed for all of the outstanding stock of @EL, a corporation organized under the laws of England and Wales (the "@EL Incorporation"). @EL is responsible for the Company's D-DTH business.

    The Share Exchange, Capital Adjustment, @EL Incorporation and the Assignment are collectively referred to as the "Reorganization." As a result of the Reorganization, @ Entertainment owns 100% of the outstanding shares of voting stock of PCI and @EL. After giving effect to the Reorganization and after completion of the Initial Public Equity Offering, the Chase Family and ECO beneficially owned approximately 31.5% and 27.2%, respectively, of the outstanding shares of Common Stock of @ Entertainment. As a result, the Principal Stockholders, acting together, are able to elect all of @ Entertainment's directors and otherwise control the Company's operations.

STOCKHOLDERS' AGREEMENT

    In connection with the Reorganization, at June 22, 1997, a stockholders' agreement (the "Stockholders' Agreement") was entered into by and among ECO, PIHLP, Roger Freedman, Steele LLC, The AESOP Fund L.P. ("AESOP"), Cheryl Anne Chase Marital Trust ("CACMT") and @ Entertainment in order to govern the conduct of the business of @ Entertainment and relations among its stockholders. ECO, PIHLP, Mr. Freedman, Steele LLC, AESOP and CACMT were the holders of all of the outstanding shares of capital stock of @ Entertainment prior to the Initial Public Equity Offering. Parties to the Stockholders' Agreement, other than @ Entertainment, are hereinafter referred to as the "Stockholders."

    @ Entertainment currently has an eight-member Board of Directors. Pursuant to the Stockholders' Agreement, the ECO Group had the right to designate two directors, and the Chase Group had the right to designate two directors in addition to a Chief Executive Officer acceptable to the ECO Group, who was also a member of the Board of Directors. The ECO Group consisted of ECO. The Chase Group consisted of PIHLP, Mr. Freedman, the Cheryl Anne Chase Marital Trust and Steele LLC. The ECO Group chose Scott Lanphere and Jerzy Swirski as its designated directors of @ Entertainment. Pursuant to the Stockholders' Agreement and a voting agreement, the Chase Group chose David T. Chase, @ Entertainment's Chairman, as the Chase Group Representative, and thereafter chose David Chase and Arnold Chase as its designated directors of @ Entertainment, and selected Robert Fowler as Chief Executive Officer and director of @ Entertainment, which selection was accepted by the ECO Group. Both the Stockholders' Agreement and the voting agreement terminated at the successful completion of the Initial Public Equity Offering.

@ ENTERTAINMENT REGISTRATION RIGHTS AGREEMENT

    Also in connection with the Reorganization, @ Entertainment entered into a registration rights agreement (the "Stockholder Registration Rights Agreement") with PIHLP, ECO, Mr. Freedman, Steele LLC, AESOP and CACMT (collectively, the "Rightsholders") on June 22, 1997. ECO, PIHLP, Mr. Freedman, Steele LLC, AESOP and CACMT are the holders of all of the outstanding shares of capital stock of @ Entertainment prior to the Initial Public Equity Offering. Pursuant to the Stockholder Registration Rights Agreement, PIHLP and ECO will after March 29, 1999, have the right under certain circumstances to demand that @ Entertainment register their shares of Common Stock under the Securities Act of 1933. After March 29, 2001, PIHLP and ECO will have the right to demand that @ Entertainment register their shares of Common Stock in a shelf registration under Rule 415 of the Securities Act. In addition, if @ Entertainment proposes to register any of its securities under the Securities Act (other than registrations in connection with employee stock ownership plans, offerings of debt securities and certain shelf registrations), all of the Rightsholders will have the right to have their shares of Common Stock be included in such registration. The registration rights described above expire on March 29, 2004, and are subject to certain limitations, including limitations on the number of shares of Common Stock to be included by the Rightsholders in particular registrations and on the number of registrations that can be demanded by PIHLP and ECO.

PCBV STOCKHOLDERS' AGREEMENT

    PCI, a wholly owned subsidiary of @ Entertainment, holds 92.3% of the issued and outstanding capital stock of PCBV which owns 100% of the issued and outstanding capital stock of each of PTK-Krakow, PTK-Warsaw, and 46.8% of the issued and outstanding capital stock of PTK Operator, as well as approximately 98% of the issued and outstanding capital stock of PTK, S.A.

    The following is a summary of the stockholders' agreement (the "PCBV Stockholders' Agreement") entered into by and among Frank N. Cooper, Reece Communications, Inc., Rutter-Dunn Communications, Inc., and Poland Cablevision U.S.A., Inc. (collectively, the "Minority Stockholders"), PCI, and PCBV on March 8, 1990, as amended. The Minority Stockholders own the 7.7% of outstanding PCBV capital stock that is not owned by PCI. The following summary does not purport to be complete, and it is qualified in its entirety by reference to the PCBV Stockholders' Agreement. The parties to the PCBV Stockholders' Agreement other than PCBV are hereinafter referred to as the "PCBV Stockholders." Shares of the capital stock of PCBV are hereinafter referred to as "PCBV shares."

    The PCBV Stockholders' Agreement protects shareholdings of each Minority Stockholder from dilution, by requiring that the PCBV shares of each Minority Stockholder must continue to represent a constant percentage of the total equity in PCBV and of the total votes to be cast by the PCBV Stockholders on any subject, regardless of changes to the capital structure of PCBV and regardless of any additional equity funds that may be contributed to PCBV by PCI.

    The PCBV Stockholders' Agreement contains restrictions on the PCBV Stockholders' ability to sell, pledge, hypothecate or otherwise transfer or encumber their PCBV shares. In addition, PCBV Stockholders have the right of first refusal to purchase PCBV shares upon the death of an individual PCBV Stockholder, and upon the liquidation, dissolution or other termination of a corporate PCBV Stockholder. Furthermore, PCI has the right of first refusal to purchase PCBV shares from Minority Stockholders, and the Minority Stockholders have the right of first refusal to purchase PCBV shares from PCI, before such shares can be sold to a third party.

    The PCBV Stockholders' Agreement includes certain limitations on payments that can be paid by PCBV to the PCBV Stockholders. If the managing board of PCBV solicits and receives loans from any of the PCBV Stockholders, the loans cannot bear interest at a rate exceeding 10% per annum.

    Under the PCBV Stockholders' Agreement, PCI has the option to purchase the PCBV shares owned by the Minority Stockholders upon the satisfaction of certain conditions. These conditions involve the number of subscribers obtained by PTK, S.A. in nine specified cities in Poland. On each occasion when the subscriber count in one of these specified cities reaches the number prescribed in the PCBV Stockholders' Agreement, one-ninth of the Minority Stockholders' PCBV shares become available for purchase by PCI for a period of approximately 60 to 90 days. The option periods have expired with respect to four of the specified cities.

    The PCBV Stockholders' Agreement also includes covenants against competition that limit the ability of each PCBV Stockholder to engage directly or indirectly in any aspect of the cable television business in Poland for a period ending ten years after such PCBV Stockholder ceases to be a PCBV Stockholder. PCI has direct or indirect ownership interests in a number of entities that engage in certain aspects of the cable television business in Poland. Under the PCBV Stockholders' Agreement, the Minority Stockholders have a claim against 7.7% of the profits and equity of such entities and, under a supplemental agreement, PCI has agreed to share the profits of these entities with the Minority Stockholders on a pro rata basis. In addition, PCI is negotiating to buy, and has made an offer to buy, the outstanding PCBV shares held by the Minority Stockholders.

SERVICE AGREEMENTS

    PCI has entered into service agreements with PCBV and other of its direct and indirect subsidiaries (the "Service Agreements"), including Poltelkab Sp. z o.o. ("Poltelkab"), Telkat Sp. z o.o. ("Telkat"), PTK-Szczecin Sp. z o.o. ("PTK-Szczecin"), PTK-Lublin S.A. ("PTK-Lublin"), ETV Sp. z o.o. ("ETV"), PTK, S.A., PTK-Operator, PTK-Warsaw, and PTK-Krakow, pursuant to which PCI provides various services, including administrative, technical, managerial, financial, operational and marketing services to each of the subsidiaries and PCBV serves as PCI's agent. PCI also entered into a service agreement, dated August 31, 1995, with PCBV and ETV, whereby PCBV is the principal service provider and PCI acts as agent to PCBV (the "ETV Service Agreement"). The services provided under these agreements are intended to enable the subsidiaries to construct, develop, operate and manage cable television systems throughout Poland. Except for the ETV Service Agreement, which requires ETV to pay $18,740 per calendar quarter to PCBV, the Service Agreements provide that the subsidiaries will each pay to PCI or PCBV, as the case may be, a fee of $10,000 per calendar quarter for performing general administrative services, and a commercially reasonable rate for legal, financial and other specific professional services. With the exception of the ETV Service Agreement, if a subsidiary is obligated to pay fees to PCI pursuant to a management agreement (described below), any fee payable under the Service Agreements is waived. The Service Agreements also typically require the subsidiaries to reimburse PCBV for any reasonable out-of-pocket expenses incurred by PCBV or PCI, acting as agent for PCBV, including salaries and benefits, housing allowances, travel expenses, and equipment supply or other goods costs. The agreements expire on December 31, 1998, but will automatically be extended for successive one-year periods unless a party gives notice on or before January 31, in which case the agreement will terminate at the end of the calendar year during which such notice was provided.

MANAGEMENT AGREEMENTS

    PCI entered into management agreements with certain of its direct or indirect subsidiaries, namely Poltelkab, Telkat, PTK-Szczecin, PTK-Lublin, ETV, PTK, S.A., PTK-Operator, PTK-Warsaw, and PTK-Krakow. The agreements typically provide that the subsidiary will pay to PCI an annual consulting fee of $320,000 when and to the extent that the subsidiary's net income exceeds zero and in exchange for organizational and consulting services rendered by PCI. Telkat pays to PCI an annual consulting fee of $160,000. The management agreements also provide for an initial term ending as of the end of the calendar year during which they became effective, and provide for successive renewals for one-year periods unless the agreement is terminated in writing with at least thirty days notice by either party.

CORPORATE OVERHEAD ALLOCATION AGREEMENT

    PCI entered into a Corporate Overhead Allocation Agreement, dated January 1, 1996 (the "Allocation Agreement"), with certain of its direct or indirect subsidiaries, namely PTK, S.A., PTK-Warsaw, PTK-Operator, PTK-Krakow, PTK-Szczecin, PTK-Lublin, ETV, Telkat and Poltelkab (collectively the "PTK Companies"), and PCBV. The Allocation Agreement provides that costs incurred by PCI or PCBV, acting as PCI's agent, with regard to the Service Agreements and as otherwise requested by the PTK Companies shall be allocated and charged to particular PTK Companies in the event they are directly attributable to such subsidiaries, and shall otherwise be allocated equally among each of the PTK Companies. With regard to services rendered and costs incurred by subsidiaries for the benefit of some or all of the PTK Companies, which include costs associated with maintaining a central office in Warsaw, legal expenses, expenses relating to governmental relationships and approvals, programming services, accounting, management information systems services, and salaries associated with personnel whose duties clearly benefit other PTK Companies, the Allocation Agreement provides that such expenses shall be allocated between the PTK Companies. The Allocation Agreement terminates on December 31, 1998, but is automatically renewed for successive one-year periods unless at least thirty days written notice of termination is provided by PCI or PCBV or any subsidiary, with respect to itself.

PURCHASE OF HOUSE

    Pursuant to Mr. Fowler's employment contract, and in part to induce Mr. Fowler, the Chief Executive Officer and a director of @ Entertainment, to move closer to the Company's operations in Europe, @ Entertainment purchased Mr. Fowler's house in Connecticut for approximately $354,000 in June 1997 (including payments of $295,000 to extinguish the mortgages relating to the house), and sold the house shortly thereafter to a third party for approximately $267,000. @ Entertainment is obligated to pay Mr. Fowler the difference between the mortgage amounts of $295,000 and the purchase price of $354,000.

CONSULTING ARRANGEMENTS

    The Company has entered into a two-year consultancy arrangement with Samuel Chisholm and David Chance (each individually a "Consultant"), pursuant to which the Company will pay to a Consultant a fee of $10,000 per consultancy day, based on a minimum, on average over each 12 month period, of a total of 4 Consultancy Days per month, and the Company will pay an additional fee of $10,000 to a Consultant for any additional days in any month on which a Consultant provides consulting services to the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 EXHIBIT
 NUMBER
---------

 3.1       Certificate of Incorporation of @ Entertainment, Inc.(1)
 3.2       By-Laws of @ Entertainment, Inc. (2)
10.1       Commercial Cooperation Agreement between At Entertainment Limited and Philips
           Business Electronics B.V. (3)
11         Statement re Computation of per share earnings (4)
21         Subsidiaries of the Company
27         Financial Data schedule

------------------------

(1) Incorporated by reference into this document from the Exhibits filed with Registration Statement on Form S-1, Registration No. 333-29869.

(2) Incorporated by reference into this document from the Exhibits filed with Registration Statement on Form S-1, Registration No. 333-29869.

(3) Pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, confidential treatment has been requested on certain portions of the exhibit and the omitted portions of the exhibit have been filed with the Securities and Exchange Commission under separate cover.

(4) See Note 15 to the Notes to Consolidated Financial Statements contained in this Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                @ ENTERTAINMENT, INC.

                                By:           /s/ ROBERT E. FOWLER III
                                     -----------------------------------------
                                                Robert E. Fowler III
                                        CHIEF EXECUTIVE OFFICER AND DIRECTOR

    In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

   /s/ ROBERT E. FOWLER III
------------------------------  Chief Executive Officer       March 27, 1998
     Robert E. Fowler III         and Director

                                Chief Financial Officer
      /s/ JOHN S. FRELAS          (Principal Financial and
------------------------------    Principal Accounting        March 27, 1998
        John S. Frelas            Officer)

     /s/ ARNOLD L. CHASE
------------------------------  Director                      March 27, 1998
       Arnold L. Chase

      /s/ DAVID T. CHASE
------------------------------  Chairman of the Board of      March 27, 1998
        David T. Chase            Directors

    /s/ SCOTT A. LANPHERE
------------------------------  Director                      March 27, 1998
      Scott A. Lanphere

     /s/ JERZY Z. SWIRSKI
------------------------------  Director                      March 27, 1998
       Jerzy Z. Swirski

------------------------------  Director                      March 27, 1998
         David Chance

------------------------------  Director                      March 27, 1998
       Samuel Chisholm

------------------------------  Director                      March 27, 1998
      Agnieszka Holland