Form 10-Q
period 1998-03-31
ENTERTAINMENT INC
filed 1998-05-15
CIK 1041454

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.


                                       OR

  [ ] TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES
                               EXCHANGE ACT 1934

        FROM THE TRANSITION PERIOD FROM            TO

                        COMMISSION FILE NUMBER 000-22877

                             @ ENTERTAINMENT, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    DELAWARE                            06-1487156
         (State or Other Jurisdiction of             (I.R.S. Employer
         Incorporation of Organization)             Identification No.)

            ONE COMMERCIAL PLAZA
            HARTFORD, CONNECTICUT                         06103

      (Address of Principal Executive Offices)         (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:           (860) 549-1674

Indicate by check (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes  X     No
                                            -----      -----

The number of shares outstanding of @ Entertainment, Inc.'s common stock as of March 31, 1998, was:

Common Stock                   33,310,000

                             @ ENTERTAINMENT, INC.

                                FORM 10-Q INDEX

                   FOR QUARTERLY PERIOD ENDED MARCH 31, 1998

                                                                       PAGE NO.
PART I  FINANCIAL INFORMATION

        Item 1. Financial Statements
                  @ Entertainment
                     Consolidated Balance Sheets........................   4-5
                     Consolidated Statements of Operations..............   6
                     Consolidated Statements of Cash Flows..............   7
                     Notes to Consolidated Financial Statements.........   12-16

        Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations......   11-16

        Item 3. Quantitative and Qualitative Disclosures
                     About Market Risk..................................   17

PART II OTHER INFORMATION

        Item 1. Legal Proceedings.......................................   17

        Item 2. Changes in Securities and Use of Proceeds...............   17

        Item 3. Defaults Upon Senior Securities.........................   17

        Item 4. Submission of Matters to a Vote of Security Holders.....   18

        Item 5. Other Information.......................................   18

        Item 6. Exhibits and reports on Form 8-K........................   19

Signature Page..........................................................   20

                             @ ENTERTAINMENT, INC.
                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                    ASSETS

                                                  March 31,       December 31,
                                                    1998              1997
                                                    ----              ----
                                                       (in thousands)
Current Assets:
   Cash and cash equivalents                       $58,589          $105,691
   Accounts receivable, net of allowance
     for doubtful accounts of $732,000 in 1998
     and $766,000 in 1997                            4,152             4,544
   Other current assets                             10,084             4,998
                                                   -------           -------
       Total current assets                         72,825           115,233
                                                   -------           -------
Property, plant and equipment:
   Cable television system assets                  147,893           134,469
   Construction in progress                         19,956             6,276
   Vehicles                                          2,103             2,047
   Other                                             7,107             7,940
                                                   -------           -------
                                                   177,059           150,732
   Less accumulated depreciation                   (37,828)          (33,153)
                                                   -------           -------
       Net property, plant and equipment           139,231           117,579

Inventories for construction                        10,471             8,153
Intangibles, net (note 6)                           44,593            33,440
Notes receivable from affiliates                        --               691
Investments in affiliated companies                 21,976            21,800
Other assets (note 7)                               14,698            10,200
                                                   -------           -------
       Total assets                               $303,794          $307,096
                                                  =========        =========

    See accompanying notes to unaudited consolidated financial statements.

                             @ ENTERTAINMENT, INC.
                          CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  March 31,       December 31,
                                                    1998              1997
                                                    ----              ----
                                                       (in thousands)
Current liabilities:
   Accounts payable and accrued expenses           $20,626           $13,781
   Accrued interest                                  5,492             2,175
   Deferred revenue                                  1,189             1,257
   Income taxes payable                              1,388             1,765
   Other current liabilities                           114               940
                                                   -------           -------
       Total current liabilities                    28,809            19,918
                                                   -------           -------

Notes payable                                      132,297           130,110
                                                   -------           -------
       Total liabilities                           161,106           150,028
                                                   -------           -------
Minority interest                                    4,862             4,713

Commitments and contingencies (note 8)

Stockholders' equity:
   Preferred stock, $.01 par value; 20,000,000
     shares authorized; no shares issued and
     outstanding                                        --                --
   Common stock, $.01 par value; 50,000,000
     shares authorized, 33,310,000 shares
     issued and outstanding                            333               333
   Paid-in capital                                 230,339           230,339
   Cumulative translation adjustment                 2,549              (218)
   Accumulated deficit                             (95,395)          (78,099)
                                                   -------           -------
       Total stockholders' equity                  137,826           152,355
                                                   -------           -------

       Total liabilities and stockholders'
         equity                                   $303,794          $307,096
                                                  =========        =========

    See accompanying notes to unaudited consolidated financial statements.

                             @ ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                Three months ended March 31,
                                                ----------------------------
                                                  1998              1997
                                                  ----              ----
                                          (in thousands, except per share data)

Cable television revenue                           $12,686            $7,508

Operating expenses:
   Direct operating expenses                         8,648             2,100
   Selling, general and administrative
      expenses                                      13,447             2,974
   Depreciation and amortization                     4,949             3,450
                                                   -------           -------
Total operating expenses                            27,044             8,524
                                                   -------           -------
   Operating loss                                  (14,358)           (1,016)

Interest and investment income                         850               750
Interest expense                                    (3,649)           (3,205)
Equity in losses of affiliated companies               270                --
Foreign exchange gain (loss)                            73              (305)
                                                   -------           -------

    Loss before income taxes and
      minority interest                            (16,814)           (3,776)

Income tax expense                                    (333)             (271)
Minority interest                                     (149)              476
                                                   -------           -------

    Net loss                                       (17,296)           (3,571)

Accretion of redeemable preferred stock                 --              (980)
                                                   -------           -------
Net loss applicable to holders of common stock    $(17,296)          $(4,551)
                                                 =========          =========
Basic and diluted loss per common share             $(0.52)           $(0.24)
                                                 =========          =========

    See accompanying notes to unaudited consolidated financial statements.

                             @ ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                      1998              1997
                                                      ----              ----
                                                          (in thousands)
Cash flows from operating activities:
   Net loss                                           $(17,296)       $(3,571)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
      Minority interest                                    149           (476)
      Depreciation and amortization                      4,949          3,450
      Other                                              1,338            204
      Changes in operating assets and liabilities:
         Accounts receivable                              (911)           (15)
         Other current assets                           (5,006)          (696)
         Other assets                                   (2,937)            --
         Accounts payable                                5,856         (2,498)
         Income taxes payable                             (377)          (749)
         Accrued interest                                3,317          3,209
         Deferred revenue                                  (88)            35
         Other current liabilities                        (826)          (549)
                                                      ---------     ---------
              Net cash used in operating activities    (11,832)        (1,656)
                                                      ---------     ---------

Cash flows from investing activities:
         Construction and purchase of property,
            plant and equipment                        (23,085)        (4,867)
         Repayment/(issuance)of notes receivable
            from affiliates                                779         (2,412)
         Investment in affiliated companies               (176)            --
         Other investments                              (2,072)          (383)
         Purchase of intangibles                          (230)            --
         Purchase of subsidiaries, net of cash
            received                                   (10,523)            --
                                                      ---------     ---------
              Net cash used by investing activities    (35,307)        (7,662)
                                                      ---------     ---------
Cash flows from financing activities:
         Costs to obtain loans                              --           (107)
         Repayment of notes payable                         37           (550)
                                                      ---------     ---------
              Net cash provided by/(used in)
                 financing activities                       37           (657)
                                                      ---------     ---------

              Net decrease in cash and cash
                 equivalents                           (47,102)        (9,975)

Cash and cash equivalents at beginning of period       105,691         68,483
                                                      ---------     ---------
Cash and cash equivalents at end of period             $58,589        $58,508
                                                      =========     =========

Supplemental cash flow information:
    Cash paid for interest                                $25              $3
                                                      =========     =========
    Cash paid for income taxes                           $176          $1,005
                                                      =========     =========


    See accompanying notes to unaudited consolidated financial statements.

                             @ ENTERTAINMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

1.    BASIS OF PRESENTATION

The information furnished by @ Entertainment, Inc. and subsidiaries
("@ Entertainment" or the "Company") has been prepared in accordance with United States generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The accompanying consolidated balance sheets, statements of operations and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of March 31, 1998. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K filed with the SEC (the "1997 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

2.    RECLASSIFICATIONS

Certain amounts have been reclassified in the prior period unaudited consolidated financial statements to conform to the 1998 unaudited consolidated financial statement presentation.

3.    ADOPTION OF NEW ACCOUNTING STANDARD

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income/(loss) generally encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income/(loss), net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. The Company's comprehensive loss differs from net loss applicable to common stockholders only by the amount of the foreign currency translation adjustment charged to stockholders' equity for the period. Comprehensive loss for the three-month periods ended March 31, 1998 and 1997 was approximately $14,747,000 and $4,769,000, respectively.

4.    FOREIGN CURRENCY TRANSLATION

Effective January 1, 1998, Poland was no longer deemed to be a highly inflationary economy. In accordance with this change, the Company established a new functional currency basis for its Polish subsidiaries for non-monetary items in accordance with guidelines established within EITF Issue 92-4, "Accounting for a Change in Functional Currency When an Economy Ceases to Be Considered Highly Inflationary." That basis is computed by translating the historical reporting currency amounts of nonmonetary items into the local currency at current exchange rates.

5.    LOSS PER SHARE

As noted in the 1997 Annual Report, the Company adopted the provision of SFAS No. 128, "Earnings Per Share". The statement required that all prior period earnings per share calculations including interim financial statements be restated to conform with the provisions of this statement. The previously reported 1997 loss per ordinary share has been restated to comply with the provisions of this new standard. Basic and diluted loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 33,310,000 and 18,948,000 for the three-month periods ended March 31, 1998 and 1997, respectively.

6.    ACQUISITIONS

During February 1998, Poland Communications, Inc. ("PCI"), the Company's subsidiary, acquired approximately 95% of Szczecinska Telewizja Kablowa Sp. z o.o.'s cable television system assets and subscriber lists for an aggregate consideration of approximately $1,574,000. The acquisition was accounted for using the purchase method with the purchase price allocated among the assets and liabilities acquired based upon their fair values at the date of acquisition and any excess to goodwill. The purchase price exceeded the fair value of the net liabilities acquired by approximately $2,041,000. In association with this acquisition, the Company assumed a $2,150,000 loan from Polski Bank Rozwoju S.A. Interest is based on LIBOR for monthly DEM deposits plus 2.5% and is due monthly. The loan is secured by a pledge on real estate owned by two housing cooperatives, their bank accounts and insurance policies. The cooperatives' pledge is secured by a claim on PTK Szczecin Sp. z o.o. shares. All advances under the loan must be repaid by December 27, 2002.

In February and March 1998, the Company acquired the remaining interest in Ground Zero Media Sp. z o.o. from the other remaining stockholders for approximately $9,389,000. The acquisition was accounted for under the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based upon their proportionate share of fair values at the date of acquisition and any excess to goodwill. The purchase price exceeded the fair value of the net liabilities acquired by approximately $9,945,000.

7.     WORLD SHOPPING NETWORK INVESTMENT

Included in other non-current assets at December 31, 1997 was a prepayment of approximately $1,200,000 toward the formation of a programming-related joint venture with World Shopping Network Plc. Subsequent to December 31, 1997, the Company decided not to complete the investment in the joint venture with World Shopping Network. As a result, the prepayment was expensed in the first quarter of 1998.

8.    COMMITMENTS AND CONTINGENCIES

Broadcast/Exhibition Right Commitments
The Company has entered into long-term contracts for the purchase of certain exhibition or broadcast rights for its digital direct-to-home ("D-DTH") and cable systems. The contracts have terms which range from one to five years and require that the license fees be paid based upon a fixed amount. The Company has an aggregate minimum commitment of approximately $25,177,000 over the next 5 years, approximating $10,148,000 for the remainder of 1998, $4,864,000 in 1999, $5,133,000 in 2000, $2,531,000 in 2001 and $2,501,000 in 2002. For the
periods ended March 31, 1998 and 1997 the Company did not incur any amortization expense relating to these broadcast/exhibition rights pursuant to these agreements as such rights were not available for broadcast.


Programming Commitments
The Company has entered into long-term programming agreements with a number of third party content providers for its D-DTH and cable systems. The programming agreements have terms which range from one to five years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. The Company has an aggregate minimum commitment of approximately $57,329,000 over the next 5 years, approximating $9,477,000 for the remainder of 1998, $10,514,000 in 1999, $11,867,000 in 2000, $12,855,000 in
2001 and $12,616,000 in 2002 and thereafter. For the period ended March 31, 1998, the Company incurred programming fees of approximately $55,000. The Company incurred no programming fees pursuant to these agreements for the period ended March 31, 1997.


Capital Commitments
As of March 31, 1998, the Company had entered into agreements to purchase capital assets including certain technical equipment associated with establishing its D-DTH facilities, for approximately $2,281,000.

Litigation and Claims
From time to time, the Company is subject to various claims and suits arising out of the ordinary course of business. While the ultimate result of all such matters is not presently determinable, based upon current knowledge and facts, management does not expect that their resolution will have a material adverse effect on the Company's consolidated financial position or results of operations.


9.    STOCK OPTIONS

On January 26, 1998, certain employees were granted options to purchase 150,000 shares of common stock (subject to stockholder approval) at a price of $12.2375 per share, vesting ratably over a three-year period. The exercise price of such options exceeded the quoted market price for the Company's shares on the date of grant.

10.   SUBSEQUENT EVENTS

Investment in TKP (Canal+)
On April 17, 1998, the Company signed a binding letter of intent with Telewizyna Korporacja Partycypacyjna ("TKP"), the parent company of Canal+ Polska, to form a joint venture for the purpose of bringing together
@ Entertainment's Wizja TV programming service and the Canal+ Polska premium pay-television channel and providing for the joint development and operation of a digital direct-to-home television service in Poland. The proposed transaction is subject to regulatory approvals by Polish governmental agencies and the execution of certain definitive agreements.

Under the terms of the agreement, DTC Productions Sp. z o.o. ("DTC"), a Polish subsidiary of @ Entertainment, will purchase a 40% fully diluted ownership interest in TKP for approximately $112,000,000. Concurrently, TKP will purchase substantially all of the D-DTH assets of @ Entertainment for approximately $38,000,000 and will assume substantially all of @ Entertainment's contracts and obligations related to its D-DTH operations. At closing, DTC and Canal+ S.A. would each own 40% of TKP, which would own the new digital platform and Canal+ Polska, and the remaining 20% would be held by third parties.

The letter of intent stipulates a standstill agreement whereby neither party may, for a period of 45 days after the execution of the agreement, launch any digital pay television service. Pursuant to this agreement, @ Entertainment postponed its planned launch of Wizja TV in April 1998. Both parties intend to reschedule the launch of a combined D-DTH service for September 1998 under the Wizja+ brand name.

In the event the transaction is consummated, the Company intends to account for
(i) the purchase of its 40% interest in TKP, (ii) the sale of substantially all of its D-DTH assets to TKP and (iii) TKP's assumption of substantially all of the Company's contracts and obligations related to its D-DTH operations in the aggregate using the purchase method of accounting. The excess of the fair value of consideration paid over the Company's proportionate share of the fair value of assets and liabilities acquired will be assigned to goodwill and amortized over 10 years. The Company's 40% investment in TKP will be accounted for under the equity method.

Subsequent to March 31, 1998 and in connection with this transaction and the related launch delay, the Company has incurred and will continue to incur certain costs for which limited future economic benefit may be realized by the Company should this transaction be consummated. Due to the uncertainties involved, an estimation of such costs is not yet available and therefore, has not been recorded in the accompanying unaudited consolidated financial statements. There can be no assurance that the effects of these costs would not have a material adverse effect on the Company's operations and financial condition.

@ Entertainment has entered into an agreement with East Services S.A. ("East Services") under which @ Entertainment paid $1,000,000 for investment banking services and will further be obligated to pay to East Services, contingent upon the consummation of an acquisition, merger or combination between @ Entertainment and Canal+ S.A. or one of its affiliates, $9,998,000 in exchange for a claim held by an East Services affiliate against subsidiaries of TKP (which claim is itself contingent upon such subsidiaries satisfying certain operational performance criteria), and an additional amount equaling 2.5 percent of the aggregate amount of the transactions or investments involved in such acquisition, merger or combination. In the event this transaction is consummated, the Company intends to account for these payments as part of the overall purchase price.

Acquisition
Subsequent to March 31, 1998, the Company entered into agreements to purchase during 1998 certain cable television systems or system assets for an aggregate purchase price of approximately $11,572,000. The acquisitions will be accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The acquisitions are not expected to have a material effect on the Company's results of operations in 1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of the Company. The following discussion contains certain forward looking statements that involve risks and uncertainties including without limitation those related to the timing, costs and revenues of establishing and marketing the Company's planned digital satellite direct-to-home ("D-DTH") broadcasting platform, those relating to pending and future acquisitions and those relating to regulatory approvals, the execution of definitive agreements and other variables concerning the consummation of the joint venture with TKP, and the timing of the launch of the joint venture services. The Company's actual future results could defer materially from those discussed herein.

OVERVIEW

The Company is the largest provider of pay television in Poland. Through its subsidiary, Poland Communications, Inc. ("PCI"), the Company owns and operates the largest network of cable television systems in the Polish market with 830,650 total subscribers as of March 31, 1998.

The Company's revenues have been derived entirely from its cable television business and programming related thereto. Prior to June 1997, the Company's expenses were primarily incurred in connection with its cable television business and programming related thereto. Since June 1997, the Company has been incurring, in addition to expenses related to its cable television and programming businesses, expenses in connection with the development of its D-DTH business and Wizja TV programming service ("Wizja TV") which was originally scheduled for launch on April 18, 1998. On April 17, 1998, the Company signed a binding letter of intent with Telewizyna Korporacja Partycypacyjna ("TKP"), the parent company of Canal+ Polska, to form a joint venture for the purpose of bringing together @ Entertainment's Wizja TV programming service and the Canal+ Polska premium pay television channel and providing for the joint development and operation of a D-DTH television service in Poland. The transactions described in the letter of intent (the "LOI") are subject to regulatory approvals by Polish governmental agencies as well as the execution of certain definitive agreements. The LOI contains a standstill provision whereby neither party may, for a period of 45 days after the execution of the LOI, launch any digital pay television service. Pursuant to the LOI, @ Entertainment postponed its launch of Wizja TV, which originally was scheduled to occur in April 1998, and parties intend to schedule the launch of a combined D-DTH Service for September 1998 under the Wizja+ brand name.

Under the terms of the LOI, DTC Productions Sp. z o.o. ("DTC") a Polish subsidiary of @ Entertainment, will purchase a 40% fully diluted ownership interest in TKP for approximately $112,000,000. Concurrently, TKP will purchase substantially all of the D-DTH assets of @ Entertainment for approximately $38,000,000 and will assume substantially all of @ Entertainment's contracts and obligations related to its D-DTH operations. At closing, DTC and Canal+ S.A. would each own 40% of TKP, which would own the new digital platform and Canal+ Polska, and the remaining 20% would be held by third parties (the "joint venture transaction"). The Company will retain ownership of 100% of its cable business as well as 100% ownership of certain of its programming assets.

The Company generated operating losses of $1.0 million and $14.4 million for the three months ended March 31, 1997 and 1998, respectively.


CABLE OVERVIEW

Substantially all of the Company's revenue has been derived from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges cable subscribers fixed monthly fees for their choice of service tiers and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic tiers of cable service. At March 31, 1998 approximately 76% of the Company's subscribers received the Company's basic tier. During the three months ended March 31, 1998, approximately 93% of the Company's revenue was derived from monthly subscription fees compared to 85% in the corresponding period in 1997.

When the Company began operations in 1990, revenue from installation fees exceeded revenue from monthly subscription fees because of the significant number of new installations and the high amount of the installation fees relative to the small existing subscriber base. As the Company's cable subscriber base has grown, aggregate monthly subscription revenue has increased and installation fees, have declined as a percentage of total revenue.
The Company expects that installation fees will continue to constitute a declining portion of the Company's revenue.

The Company has experienced low churn rates since its inception. The Company's annual churn rates have historically averaged less than 10%. The Company's churn rates for the three months ended March 31, 1997 and 1998 were 2.3% and 3.3%, respectively. The Company believes that its churn rates are low because of the Company's customer care program, the high technical quality of its networks and desirable program offerings. In addition, the Company benefits from a shortage of housing in Poland that results in low move-related churn.

The Company expects that it may continue to experience increases in its churn rate above historical levels during the implementation of its current pricing strategy, which commenced in January 1997 and is designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. Dollar terms. Upon consummation of the joint venture transaction and the proposed launch of Wizja +, the price for the Basic Tier service will be increased, and premium channels such as HBO and Canal+ will each be offered to cable customers for an additional monthly charge.

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


D-DTH OVERVIEW

Prior to signing the LOI with TKP, the Company had intended to expand its distribution capacity by launching on April 18, 1998 a complementary D-DTH broadcasting service for Poland. The programming for the Company's planned D-DTH service was to be distributed under the brand name Wizja TV, and the service was to be broadcast to Poland from Maidstone, United Kingdom. At March 31, 1998, the Company had incurred operating expenses of $26.6 million related to the anticipated launch of Wizja TV and the Company's D-DTH broadcasting service. Certain costs related to the anticipated launch of Wizja TV and the Company's D-DTH broadcasting service included transponder lease costs, the establishment of the satellite up-link facility in Maidstone, professional fees associated with obtaining long-term programming contracts and broadcast exhibition rights, and marketing fees.

The LOI contains a standstill provision whereby neither @Entertainment nor TKP may, for a period of 45 days after the execution of the LOI, launch any digital pay television service. Pursuant to the LOI, @Entertainment has postponed its launch of Wizja TV and its D-DTH service. Subject to the consummation of the joint venture transaction, @Entertainment and TKP intend to schedule the launch of a combined D-DTH service for September 1998 under the Wizja+ brand name. If the joint venture transaction is not consummated, the Company intends to launch Wizja TV and its D-DTH service independently and will operate them as wholly owned businesses.

PROGRAMMING OVERVIEW

The Company, both directly and through other joint ventures, produces television programming for distribution. The Company has developed a multi-channel, primarily Polish-language programming platform under the brand name Wizja TV, of which three channels are owned and produced by the Company.

Pursuant to the LOI, upon consummation of the joint venture transaction, TKP will assume substantially all of @ Entertainment's contracts and obligations related to its D-DTH pay television operations. However, the Company's proprietary channels and their programming content, as well as other proprietary programming produced by the Company (collectively, the "Proprietary Programming"), are excluded from the assets which are to be transferred to TKP upon consummation of the joint venture transaction. The Company expects to continue to expand its in-house programming production and to seek out and participate in other programming related ventures. Costs related to the Company's programming business include costs to acquire programming produced by third parties, in-house production costs, selling costs, facilities costs, and personnel costs.

The Company intends to distribute its Proprietary Programming across its cable networks. The Company's distribution of its Proprietary Programming will provide two sources of revenue for the Company, in the form of subscriber fees and advertising revenue. The Company also intends to distribute its Proprietary Programming to other cable operators in Poland for a per-subscriber fee. Such distribution agreements would likely include provisions which would entitle the Company to share in advertising revenue earned from the transmission of the Company's Proprietary Programming across cable networks owned by other cable operators in Poland.

In addition, subject to the consummation of the joint venture transaction, the Company's Proprietary Programming would be distributed across the proposed Wizja+ programming platform. In the event that the joint venture transaction is not consummated, the Company will distribute its Proprietary Programming across its own D-DTH broadcasting service as part of the Company's programming platform.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

CABLE TELEVISION REVENUE. Revenue increased $5.2 million or 69.3% from $7.5 million for the three months ended March 31, 1997 to $12.7 million for the same period in 1998. This increase was primarily attributable to a 39.7% increase in the number of basic subscribers from approximately 484,000 at March 31, 1997 to approximately 676,000 at March 31, 1998, as well as an increase in monthly subscription rates. Approximately 68% of this increase in basic subscribers was the result of acquisitions and the remainder was due to build-out of the Company's existing cable networks.

Revenue from monthly subscription fees represented 85.4% and 93.3% of cable television revenue for the three months ended March 31, 1997 and 1998, respectively. Installation fee revenue for the three months ended March 31, 1998 decreased by 41.1% compared to corresponding period in 1997, from $776,000 to $457,000. During the three months ended March 31, 1998, the Company generated approximately $0.8 million of additional premium subscription revenue and approximately $20,000 of additional premium channel installation revenue as a result of providing the HBO pay movie channel to cable subscribers.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $6.5 million, or 309.5%, from $2.1 million for three months ended March 31, 1997 to $8.6 million for the three months ended March 31, 1998, principally as a result of the following: higher levels of technical personnel and increased maintenance expenses associated with the establishment of a satellite up-link and studio facility located in Maidstone, United Kingdom (the "Maidstone facility"), recently acquired cable networks which have not yet been integrated within the Company's cable system and standards, the increased size of the Company's cable television system, and costs associated with the lease of three transponders on the Astra satellites which will provide the capability to deliver the Company's Polish-language programming platform to cable and D-DTH customers in Poland. Direct operating expenses increased from 28% of revenues for the three months ended March 31, 1997 to 68% of revenues for the three months ended March 31, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $10.4 million or 346.7% from $3.0 million for the three months ended March 31, 1997 to $13.4 million for the three months ended March 31, 1998. A portion of this increase was attributable to a $2.5 million increase in sales and marketing expenses incurred in preparation for the planned launch of the D-DTH service and Wizja TV programming platform, general and administrative costs associated with newly acquired subsidiaries and cable networks, costs associated with an agreement relating to the sale of advertising on Atomic TV, an increase in the number of administrative staff associated with the establishment of the Maidstone facility and Wizja TV programming platform, as well as an increase in professional fees associated with obtaining long-term programming contracts and broadcast/exhibition rights. Compensation expense also increased as the Company has established a management team of senior executives who have significant experience in the cable television, programming and satellite broadcasting businesses.

As a percentage of revenue, selling, general and administrative expenses increased from 40% for the three months ended March 31, 1997 to approximately 106% for the corresponding period in 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses rose $1.4 million, or 40%, from $3.5 million for the three months ended March 31, 1997 to $4.9 million for the three months ended March 31, 1998, principally as a result of depreciation of additional cable television networks acquired and the continued build-out of the Company's existing cable networks. Depreciation and amortization expense as a percentage of revenues decreased from 46.70% in the three months ended March 31, 1997 to 38.6% in the three months ended
March 31, 1998.

INTEREST EXPENSE. Interest expense increased $0.4 million, or 12.5%, from $3.2 million for the three months ended March 31, 1997 to $3.6 million for the three months ended March 31, 1998. The increase in interest expense is mainly attributable to new loans assumed by the Company in connection with its acquisition of two subsidiaries subsequent to March 31, 1997.

INTEREST AND INVESTMENT INCOME. Interest and investment income increased $0.1 million, or 12.5%, from $0.8 million for the three months ended March 31, 1997 to $0.9 million for the three months ended March 31, 1998, primarily due to the income derived from the investment of a portion of the net proceeds from PCI's senior debt offering in October 1996 (the "PCI Notes") and from the Company's initial public equity offering in August 1997.

FOREIGN EXCHANGE GAIN (LOSS). For the three months ended March 31, 1998, foreign exchange gain amounted to $0.1 million as compared to a $0.3 million loss for the corresponding period in 1997 as a result of the devaluation of the U.S. dollar against the Polish zloty during the three months ended March 31, 1998.

MINORITY INTEREST. Minority interest in subsidiary gain was $0.1 million for the first three months of 1998, compared to minority interest in loss of $0.5 million for the compared period in 1997.

NET LOSS. For the three months ended March 31, 1997 and 1998, the Company had net losses of $3.6 million and $17.3 million, respectively. These losses were the result of the factors discussed above.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from a loss of $4.6 million for the three months ended March 31, 1997 to a loss of $17.3 million for the three months ended March 31, 1998 due to the factors discussed above. For the three months ended March 31, 1997, net loss applicable to common stockholders included $1.0 million related to the accretion of redeemable preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company has met its cash requirements in recent years primarily with (i) capital contributions and loans from certain of Polish Investments Holding L.P. ("PIHLP"), the Cheryl Anne Chase Marital Trust ("CAC Trust") certain members of David T. Chase's family and family trusts (the "Chase Family") (collectively the "Chase Entities") and ECO Holdings III Limited Partnership ("ECO", and together with the Chase Entities, the "Principal Stockholders"), (ii) borrowings under available credit facilities, (iii) cash flows from operations,
(iv) the sale of $130 million aggregate principal amount of the PCI Notes, and
(v) the sale of approximately $200 million of common stock through the Company's initial public equity offering in August 1997.

The Company had negative cash flows from operating activities for the year ended December 31, 1997 and the three months ended March 31, 1998 of $18.8 million and $11.8 million, respectively, due to the significant operating costs associated with the development of its D-DTH service and Wizja programming platform.

Cash used for the purchase and build-out of the Company's cable television networks was $16.7 million, $26.6 million, $42.5 million, $23.1 million and $4.9 million in 1995, 1996, 1997 and the three months ended March 31, 1998 and 1997, respectively. The increase primarily relates to the Company's acquisition of additional cable networks and capital expenditures associated with the build out of its existing cable networks and the development of its planned D-DTH service and Wizja programming platform.

Cash used for the acquisition of subsidiaries, net of cash received, was $4.1 million, $13.3 million, $18.0 million and $10.5 million in 1995, 1996, 1997 and the three months ended March 31, 1998, respectively. The Company spent approximately $1.2 million, $3.9 million, and $5.9 million and $0.6 million in 1995, 1996, 1997 and the three months ended March 31, 1998, respectively, to upgrade major acquired networks to meet PCI's technical standards.

The Company entered into agreements subsequent to March 31, 1998 to purchase certain cable television networks or network assets for an aggregate purchase price of approximately $11.6 million.

Some of the Company's programming and sports rights agreements require payments based on a guaranteed minimum number of subscribers and some required payments at the time of execution. As of March 31, 1998, the Company was committed to pay approximately $84.8 million in guaranteed minimum payments over the next five years, of which approximately $35.0 million was committed through the end of 1999. In connection with the Company's D-DTH business, the Company has entered into contracts to acquire technical equipment and services necessary for the installation of the digital transmission facility and uplink site in its Maidstone facility, with an aggregate commitment of approximately $2.3 million in 1998. Under the terms of the LOI, the majority of the aforementioned commitments will be transferred to TKP. Management is currently analyzing the commitments which are likely to remain with the Company in the event that the joint venture transaction is consummated to determine the costs if any, associated with invoking any cancellation rights under such agreements. Due to the uncertainties involved, an estimation of such costs is not yet available. There can be no assurance that the effects of those costs would not have a material adverse effect on the Company's operations and financial condition.

The Company has entered into contracts with Societe European des Satellites ("SES"), for the lease of three transponders on two satellites, Astra 1F and 1G. Aggregate charges for each transponder are capped at $6.75 million per year for each transponder and $200 million for all three transponders through the scheduled termination of the contract in 2007. In the event that the transaction with TKP is consummated, this commitment will be transferred to TKP.

The Company is dependent on obtaining new financing to fund its acquisition of a 40% interest in TKP (or to fund the independent development of its D-DTH business in the event the joint venture transaction is not consummated) and to achieve its business strategy, and it is currently exploring methods of raising additional capital. If not successful, the Company will be required to reduce the scope of its presently anticipated expansion of operations, reduce capital and operating expenditures, including invoking cancellation rights under certain agreements, and as a result the business, results of operations and prospects of the Company could be adversely affected.

INFLATION AND CURRENCY EXCHANGE FLUCTUATIONS

Since the fall of Communist rule in 1989, Poland has experienced high levels of inflation and significant fluctuation in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 27% in 1995, approximately 20% in 1996, approximately 14.9% in 1997. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991, although the zloty/dollar exchange rate has increased in the three months ended March 31, 1998. Inflation and currency exchange fluctuations have had, and may continue to have, a material adverse effect on the business, financial condition and results of operations of the Company.

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

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's business financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

The Company issued an information statement to shareholders pursuant to
Section 14(c) of the Securities Exchange Act of 1934, as amended, (the "information statement") in connection with the submission of matters to a vote of shareholders to approve the following actions:

    Amending the @ Entertainment, Inc. 1997 Stock Option Plan (the "1997 Plan") for the purpose of (1) increasing to 4,436,000 the number of shares of Common Stock reserved for issuance pursuant to the 1997 Plan, (2) including Directors as eligible optionees, and (3) permitting transfers of options to family members of optionees under certain circumstances.

The information statement, which was filed with the Securities and Exchange Commission on Schedule 14C, is incorporated by reference into this quarterly report on Form 10-Q.

ITEM 5. OTHER INFORMATION:

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           Exhibit 27 - FINANCIAL DATA SCHEDULE

(b)        Reports on Form 8-K

           The Company filed a report on Form 8-K on March 19, 1998 reporting on @Entertainment, Inc.'s earnings which included the Company's Consolidated Balance Sheets (unaudited), and Consolidated Statements of Operations (unaudited) for the year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      @ ENTERTAINMENT, Inc.

                                      By: /s/ Robert E. Fowler, III
                                          -------------------------
                                          Robert E. Fowler, III
                                          Chief Executive Officer

                                      By  /s/ John S. Frelas
                                          ----------------------------
                                          John S. Frelas
                                          Chief Financial Officer,
                                          Vice President and Treasurer

DATE: May 15, 1998