Form 10-K/A
period 1997-12-31
ENTERTAINMENT INC
filed 1998-08-07
CIK 1041454

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                          -------------
                           FORM 10-K/A

                    FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                          ----------------------

(Mark One)

     /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                      For the fiscal year ended December 31, 1997:

     / / Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
            For the transition period from _________ to __________

                        Commission File No. 000-22877

                                 -------------

                             @ Entertainment, Inc.
            (Exact name of registrant as specified in its charter)

              Delaware                              06-1487156
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

            One Commercial Plaza, Hartford, Connecticut 06103-3585
    (Address of registrant's principal executive offices, including zip code)

                                (860) 549-1674

              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class         Name of Each Exchange on Which Registered
             Common Stock                       Nasdaq National Market

           Securities registered pursuant to Section 12(g) of the Act:

                                Common Stock
-------------------------------------------------------------------------------
                              (Title of Class)

   Indicate by check mark (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

                                $154,434,000

   The number of shares outstanding of @ Entertainment, Inc.'s common stock as of December 31, 1997, was:

         Common Stock                                    33,310,000

   As of March 25, 1998, the aggregate market value of the shares of common stock of the registrant outstanding was $466,340,000. This figure is based on the closing price by the Nasdaq National Market for a share of the registrant's common stock on March 25, 1998, which was $14.00 as reported in the Wall Street Journal on March 26, 1998.

                                 -------------

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                    None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              @ENTERTAINMENT, INC.


                                  Form 10-K/A

                               TABLE OF CONTENTS


                                                          PAGE NO.
                                                          --------

COVER PAGE.......................................................1

TABLE OF CONTENTS................................................2

PART IV

  Item 14. Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K.............................3

SIGNATURES.......................................................4

                                   PART IV

     @Entertainment, Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997 to include as Exhibit 10.1 the Commercial Cooperation Agreement between Wizja TV Sp. z o.o and Philips Business Electronics BV and Philips Polska Sp. z o.o.

     As so amended, Item 14 reads as follows in its entirety:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


Exhibit
Number
-------
  3.1    Certificate of Incorporation of @Entertainment, Inc. (1)
  3.2    By-Laws of @Entertainment, Inc. (2)
*10.1    Commercial Cooperation Agreement between Wizja TV Sp. z o.o and
         Philips Business Electronics BV and Philips Polska Sp. z o.o.(3)
   11    Statement re Computation of per share earnings(4)
   21    Subsidiaries of the Company
   27    Financial Data schedule

_________________________________


    *    Filed herewith

  (1) Incorporated by reference into this document from Exhibits filed with Registration Statement on Form S-1, Registration No. 333-29869.

  (2) Incorporated by reference into this document from Exhibits filed with Registration Statement on Form S-1, Registration No. 333-29869.

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


Date:    August 7, 1998                @Entertainment, Inc.


                                       By:  /s/ ROBERT E. FOWLER, III
                                          ---------------------------------
                                                Robert E. Fowler, III
                                                Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  SIGNATURE                TITLE                                  DATE
  ---------                -----                                  ----

/s/ROBERT E. FOWLER, III   Chief Executive Officer and Director   August 7, 1998
------------------------      (Principal Executive Officer)
   Robert E. Fowler, III


/s/DONALD MILLER-JONES     Chief Financial Officer                August 7, 1998
------------------------      (Principal Financial and Principal
   Donald Miller-Jones         Accounting Officer)


/s/DAVID T. CHASE          Director                               August 7, 1998
------------------------
   David T. Chase


/s/ARNOLD L. CHASE         Director                               August 7, 1998
------------------------
   Arnold L. Chase


/s/DAVID CHANCE            Director                               August 7, 1998
------------------------
   David Chance


                           Director                               August 7, 1998
------------------------
   Samuel Chisholm


                           Director                               August 7, 1998
------------------------
   Agnieszka Holland


/s/SCOTT A. LANPHERE       Director                               August 7, 1998
------------------------
   Scott A. Lanphere


                           Director                               August 7, 1998
------------------------
   Jerry Z. Swirski