Form 10-Q
period 1998-06-30
ENTERTAINMENT INC
filed 1998-08-14
CIK 1041454

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.


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

Indicate by check (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No -----

The number of shares outstanding of @ Entertainment, Inc.'s common stock as of June 30, 1998, was:

                             Common Stock 33,310,000

                              @ ENTERTAINMENT, INC.

                                 FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1998

                                                                        PAGE NO.

PART I     FINANCIAL INFORMATION

           Item 1. Financial Statements
                     @ Entertainment
                        Consolidated Balance Sheets .......................   3-4
                        Consolidated Statements of Operations .............   5
                        Consolidated Statements of Cash Flows .............   6
                        Notes to Consolidated Financial Statements ........   7 - 10

           Item 2. Management's Discussion and Analysis of
                        Financial Condition and Results of Operations .....   11-18

           Item 3. Quantitative and Qualitative Disclosures
                        About Market Risk .................................   22


PART II OTHER INFORMATION

             Item 1. Legal Proceedings ....................................   22

             Item 2. Changes in Securities and Use of Proceeds ............   22

             Item 3. Defaults Upon Senior Securities ......................   22

             Item 4. Submission of Matters to a Vote of Security Holders ..   23

             Item 5. Other Information ....................................   23

             Item 6. Exhibits and reports on Form 8-K .....................   23

Signature Page ............................................................   24


                              @ ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                1998         1997
                                                              ---------  ------------
                                                                  (in thousands)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  24,006   $ 105,691
  Accounts receivable, net of allowance for doubtful
    accounts of $1,153,000 in 1998 and $766,000 in 1997.....      3,211       4,544
  Programming and broadcast rights current..................      5,699      --
  Other current assets......................................      8,161       4,998
                                                              ---------   ---------
    Total current assets....................................     41,077     115,233

Property, plant and equipment:
  Cable television systems assets...........................    155,132     134,469
  D-DTH equipment...........................................     19,574      --
  Construction in progress..................................      5,435       6,276
  Vehicles..................................................      3,101       2,047
  Other.....................................................     13,872       7,940
                                                              ---------   ---------
                                                                197,114     150,732

  Less acccumulated depreciation............................    (41,500)    (33,153)
                                                              ---------   ---------
    Net property, plant and equipment.......................    155,614     117,579

Inventories for construction................................     10,704       8,153
Intangibles, net............................................     42,381      33,440
Notes receivable from affiliates............................     --             691
Investments in affiliated companies.........................     22,528      21,800
Other assets................................................     12,454      10,200
                                                              ---------   ---------
    Total assets............................................  $ 284,758   $ 307,096
                                                              ---------   ---------
                                                              ---------   ---------

     See accompanying notes to unaudited consolidated financial statements.

                             @ ENTERTAINMENT, INC.
                   CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                        June 30,            December 31,
                                                                          1998                  1997
                                                                    ---------------      -----------------
                                                                                 (in thousands)
Current liabilities:
  Accounts payable and accrued expenses                               $   29,449            $   13,781
  Accrued interest                                                         2,175                 2,175
  Deferred revenue                                                           925                 1,257
  Income taxes payable                                                     2,441                 1,765
  Other current liabilities                                                  719                   940
                                                                    ---------------      -----------------
    Total current liabilities                                             35,709                19,918
                                                                    ---------------      -----------------

Notes payable                                                            138,728               130,110
                                                                    ---------------      -----------------
    Total liabilities                                                    174,437               150,028
                                                                    ---------------      -----------------
Minority interest                                                          4,920                 4,713



Commitments and contingencies (notes 7 and 10)


Stockholders' equity:
  Preferred stock, $.01 par value; 20,002,500 shares authorized;
   no shares issued and outstanding                                           --                    --
  Common stock, $.01 par value; 70,000,000 shares authorized,
   33,310,000 shares issued and outstanding                                   333                  333
  Paid-in capital                                                         230,339              230,339
  Cumulative translation adjustment                                         1,117                 (218)
  Accumulated deficit                                                    (126,388)             (78,099)
                                                                    --------------       ----------------
    Total stockholders' equity                                            105,401              152,355
                                                                    --------------       ----------------
    Total liabilities and stockholders' equity                        $   284,758           $  307,096
                                                                    --------------       ----------------
                                                                    --------------       ----------------




    See accompanying notes to unaudited consolidated financial statements.

                             @ ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                                         Three months ended June 30,  Six months ended June 30,
                                                                         ---------------------------  -------------------------
                                                                              1998          1997          1998         1997
                                                                         ------------- -------------  ------------ ------------
                                                                                  (in thousands, except per share data)
Cable television revenue...............................................   $   12,791    $    8,903     $   25,477   $   16,411

Operating expenses:
  Direct operating expenses............................................       18,025         3,028         26,673        5,128
  Selling, general administrative expenses.............................       15,580        15,119         29,027       18,093
  Depreciation and amortization........................................        5,980         3,073         10,929        6,523
  Amortization of sports rights........................................        1,584            --          1,584           --
                                                                         ------------- -------------  ------------ ------------
Total operating expenses...............................................       41,169        21,220         68,213       29,744
                                                                         ------------- -------------  ------------ ------------
  Operating loss.......................................................      (28,378)      (12,317)       (42,736)     (13,333)

Interest and investment income.........................................          695         1,369          1,545        2,119
Interest expense.......................................................       (3,353)       (4,382)        (7,002)      (7,587)
Equity in profits of affiliated companies..............................          451            --            721           --
Foreign exchange loss..................................................         (121)         (117)           (48)        (422)
                                                                         ------------- -------------  ------------ ------------
  Loss before income taxes and minority interest.......................      (30,706)      (15,447)       (47,520)     (19,223)

Income tax benefit (expense)...........................................         (229)          159           (562)        (112)
Minority interest......................................................          (58)        2,123           (207)       2,599
                                                                         ------------- -------------  ------------ ------------
  Net loss.............................................................      (30,993)      (13,165)       (48,289)     (16,736)

Accretion of redeemable preferred stock................................           --        (1,048)            --       (2,028)
                                                                         ------------- -------------  ------------ ------------
Net loss applicable to holders of common stock.........................   $  (30,933)   $  (14,213)    $  (48,289)  $  (18,764)
                                                                         ------------- -------------  ------------ ------------
                                                                         ------------- -------------  ------------ ------------
Basic and diluted loss per common share................................   $    (0.93)   $    (0.75)    $    (1.45)  $    (0.99)
                                                                         ------------- -------------  ------------ ------------
                                                                         ------------- -------------  ------------ ------------


     See accompanying notes to unaudited consolidated financial statements.

                          @ ENTERTAINMENT, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (UNAUDITED)


                                                              Six months ended June 30,
                                                              -------------------------
                                                               1998              1997
                                                               -----             ----
                                                                    (in thousands)

Cash flows from operating activities:
  Net loss..........................................          $  (48,289)        $  (16,736)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Minority interest...............................                 207             (2,599)
    Depreciation and amortization...................              10,929              6,523
    Amortization of sports rights...................               1,584                  -
    Non-cash stock option compensation expense......                   -             10,169
    Equity in profits of affiliated companies.......                (721)                 -
    Other...........................................               1,338                167
    Changes in operating assets and liabilities:
      Accounts receivable...........................                  (5)              (579)
      Other current assets..........................               (3,344)             1,362
      Sports rights.................................               (7,283)                 -
      Accounts payable..............................               15,076             (1,726)
      Income taxes payable..........................                  676               (971)
      Accrued interest..............................                    -              1,070
      Amounts due to affiliates.....................                  691                 89
      Deferred revenue..............................                 (346)              (223)
      Other current liabilities.....................                 (221)            (1,133)
                                                               ----------          ---------
        Net cash used in operating activities.......              (29,708)            (4,587)
                                                                ----------          ---------

Cash flows from investing activities:
      Construction and purchase of property, plant
       and equipment................................               (45,539)           (15,271)
      Proceeds from sale of investment securities...                     -             25,669
      Issuance of notes receivable from affiliates..                     -             (9,060)
      Other investments.............................                     -             (1,252)
      Purchase of intangibles.......................                  (345)                 -
      Purchase of subsidiaries, net of cash received                (10,559)           (10,976)
                                                                 ----------          ---------
        Net cash used in investing activities.......                (56,443)           (10,890)
                                                                 ----------          ---------
Cash flows from financing activities:
      Proceeds from notes payable...................                  6,468              2,200
      Costs to obtain loans.........................                 (2,002)            (1,275)
      Repayment of notes payable....................                      -               (562)
      Repayments to affiliates......................                      -              3,224
                                                                 ----------          ---------
        Net cash provided by financing activities...                  4,466              3,587
                                                                 ----------          ---------
        Net decrease in cash and cash equivalents...                (81,685)           (11,890)

Cash and cash equivalents at beginning of period....                105,691             68,483
                                                                 ----------          ---------
Cash and cash equivalents at end of period..........             $   24,006          $  56,593
                                                                 ----------          ---------
                                                                 ----------          ---------

Supplemental cash flow information:
      Cash paid for interest........................             $   6,476           $   6,619
                                                                 ----------          ---------
                                                                 ----------          ---------
      Cash paid for income taxes....................             $     395               1,132
                                                                 ----------          ---------
                                                                 ----------          ---------


       See accompanying notes to unaudited consolidation financial statements.

                              @ ENTERTAINMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION
 The information furnished by @Entertainment, Inc. and subsidiaries ("@Entertainment" or the "Company") has been prepared in accordance with United States generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The accompanying consolidated balance sheets, statements of operations and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of June 30, 1998. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K filed with the SEC (the "1997 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

2.       RECLASSIFICATIONS

Certain amounts have been reclassified in the prior period unaudited consolidated financial statements to conform to the 1998 unaudited consolidated financial statement presentation.

3.       ADOPTION OF NEW ACCOUNTING STANDARD

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income/(loss) generally encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income/(loss), net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. The Company's comprehensive loss differs from net loss applicable to common stockholders only by the amount of the foreign currency translation adjustment charged to stockholders' equity for the period. Comprehensive loss for the six-month periods ended June 30, 1998 and 1997 was approximately $46,954,000 and $18,764,000, respectively.

4.       LOSS PER SHARE

As noted in the 1997 Annual Report, the Company adopted the provision of SFAS No. 128, "Earnings Per Share". The statement required that all prior period earnings per share calculations including interim financial statements be restated to conform with the provisions of this statement. The previously reported 1997 loss per ordinary share has been restated to comply with the provisions of this new standard. Basic and diluted loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 33,310,000 and 18,948,000 for both the three-month and the six-month periods ended June 30, 1998 and 1997, respectively.

5.       FOREIGN CURRENCY TRANSLATION

Effective January 1, 1998, Poland was no longer deemed to have a highly inflationary economy. In accordance with this change, the Company established a new functional currency basis for its Polish subsidiaries for non-monetary items in accordance with guidelines established within EITF Issue 92-4, "Accounting for a Change in Functional Currency When an Economy Ceases to Be Considered Highly Inflationary". That basis is computed by translating the historical reporting currency amounts of non-monetary items into the local currency at current exchange rates.

6.       ACQUISITION

On April 6, 1998, a subsidiary of the Company, acquired certain cable television assets of Tekaso Telewizja Kablowa for an aggregate consideration of approximately $972,000. The acquisition was accounted for using the purchase method with the purchase price allocated among the assets acquired based upon their fair values at the date of acquisition and any excess to goodwill. The purchase price did not materially exceed the fair value of the assets acquired.

7.       COMMITMENTS AND CONTINGENCIES

Programming, Broadcast and Exhibition Rights

The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party content providers for its digital direct-to-home ("D-DTH") and cable systems. The agreements have terms which range from one to five years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At June 30, 1998, the Company had an aggregate minimum commitment in relation to these agreements of approximately $84,403,000 over the next five years, approximating $16,903,000 for the remainder of 1998, $15,886,000 in 1999, $17,597,000 in 2000, $15,532,000 in
2001, $14,271,000 in 2002 and $4,214,000 in 2003 and thereafter.

Broadcast or exhibition rights consist principally of rights to broadcast syndicated programs, sports and feature films and are accounted for as a purchase of rights by the licensee. The asset and liability for the rights acquired and obligations incurred under a license agreement are reported by the Company, at the gross amount of the liability, when the license period begins and certain specified conditions have been met in accordance with the guidelines established within SFAS No. 63, "Financial Reporting by Broadcasters". As at June 30, 1998, the Company had recorded a gross liability and corresponding asset of approximately $7,283,000. These obligations are included in the calculation of aggregate minimum commitments in the preceding paragraph.

Broadcast rights that have limited showings are amortized using an accelerated method as programs are aired based on the estimated number of showings. Capitalized costs relating to broadcast rights with unlimited showings will be amortized on a straight-line basis over the contract period. The Company incurred amortization charges related to capitalized broadcasting rights of approximately $1,584,000 and $0 for the six-month periods ended June 30, 1998 and 1997 respectively.

Subsequent to June 30, 1998, the Company entered into additional long-term programming agreements with third party content providers for its D-DTH and cable systems which require that license fees be paid based upon a guaranteed minimum number of subscribers connected to the system each month. The Company has aggregate minimum commitments related to these additional agreements of approximately $71,725,000 over the next seven years, approximating $1,652,000 for the remainder of 1998, $4,919,000 in 1999, $7,956,000 in 2000, $10,854,000
in 2001, $12,891,000 in 2002 and $33,453,000 in 2003 and thereafter.

Capital Commitments

As of June 30, 1998, the Company had entered into agreements to purchase capital assets including certain technical equipment associated with establishing its D-DTH facilities, for approximately $2,825,000.

Litigation and Claims

From time to time, the Company is subject to various claims and suits arising out of the ordinary course of business. While the ultimate result of all such matters is not presently determinable, based upon current knowledge and facts, management does not expect that their resolution will have a material adverse effect on the Company's consolidated financial position or results of operations. (See also note 10 ARBITRATION RELATING TO TELEWIZYJNA KORPORACJA PARTYCYPACYJNA)

8.       STOCK OPTIONS

On June 8, 1998 an employee was granted options to purchase 200,000 shares of common stock at a price of $14.30 per share, vesting ratably over a three-year period. The exercise price of such options exceeded the quoted market price for the Company's shares on the date of grant.

9.       CREDIT FACILITY

On June 9, 1998, a subsidiary of the Company, Poland Communications, Inc. ("PCI"), drew down on its credit facility with American Bank in Poland S.A. ( the "AmerBank Credit Facility") in the full amount of $6,500,000. The AmerBank Credit Facility is secured by a pledge of the shares of certain subsidiaries of the Company and all advances must be repaid by August 30, 1999. Interest is based on LIBOR plus 3% and is due quarterly.

10.      ARBITRATION RELATING TO TELEWIZYJNA KORPORACJA PARTYCYPACYJNA

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

The letter of intent called for the Company to invest approximately $112,000,000 in cash and shareholder loans in TKP, and to sell substantially all of the Company's D-DTH and programming assets to TKP for approximately $42,000,000. The TKP joint venture was to be owned 40% by the Company, 40% by Canal+ S.A., 10% by Agora S.A. and 10% by PolCom Invest S.A.

The letter of intent also contained a standstill provision whereby neither the Company nor TKP could, for a period of 45 days after the execution of the letter of intent, launch any digital pay television service. As a result, @ Entertainment postponed its planned launch of the Wizja TV programming platform and its D-DTH service, which was originally scheduled for April 18, 1998. The establishment of the joint venture was subject to the execution of definitive agreements, regulatory approvals and certain other closing conditions.

The definitive agreements were not agreed and executed by the parties by the date set forth in the letter of intent (the "Signature Date"). Therefore, the Company terminated the letter of intent on June 1, 1998. TKP and its shareholders have informed the Company that they believe the Company did not have the right to terminate the letter of intent.

Under the terms of the letter of intent, TKP is obligated to pay the Company a $5,000,000 break-up fee if the definitive agreements were not executed by the Signature Date, unless failure to obtain such execution was caused by the Company's breach of any of its obligations under the letter of intent. If there were any such breach by the Company, the Company would be obligated to pay TKP $10,000,000. However, if any breach of the letter of intent by TKP caused the definitive agreements not to be executed, TKP would be obligated to pay the Company a total of $10,000,000 (including the $5,000,000 break-up fee). In the event that TKP fails to pay the Company any of the above-referenced amounts owed to the Company, TKP's shareholders are responsible for the payment of such amounts.

The Company has demanded monies from TKP as a result of the failure to execute the definitive agreements by the Signature Date. While the Company was waiting for the expiration of the 10-day period for payment of the break-up fee, TKP initiated arbitration proceedings before a three-member arbitration panel in Geneva, Switzerland. In their claim, TKP and its shareholders have alleged that the Company breached its obligations to negotiate in good faith and to use its best efforts to agree and execute the definitive agreements and claimed the Company is obligated to pay TKP $10 million pursuant to the letter of intent. The Company has submitted its answer and counterclaims against TKP and its shareholders. The Company does not believe that the arbitration proceedings will have a material adverse effect on the Company's business, financial condition or results of operations.

The Company began broadcasting to Poland from its transmission facilities in Maidstone, United Kingdom and retransmitting the Wizja TV programming platform, which currently consists of 15 channels of primarily Polish-language programming, across its cable networks on June 5, 1998 and on a full-scale basis starting in September 1998. The Company estimates that the delay of its planned April 1998 Wizja TV launch resulted in approximately $7,200,000 of additional out-of-pocket expenditures as of June 30, 1998, including a $5,000,000 payment to Philips Business Electronics B.V. ("Philips"), the supplier of the Company's satellite dishes, digital set top boxes and related hardware (the "D-DTH Reception Systems") to compensate it for costs it incurred as a result of the suspension of the production process for the D-DTH Reception Systems.

The Company has entered into an agreement with East Services S.A. ("East Services") under which it paid $1,000,000 for investment banking services and will further be obligated to pay to East Services, contingent upon the consummation of an acquisition, merger or combination between the Company and Canal+ S.A. or one of its affiliates, $9,998,000 in exchange for a claim held by an East Services affiliate against subsidiaries of TKP (which claim is itself contingent upon such subsidiaries satisfying certain operational performance criteria), and an additional amount equaling 2.5% of the aggregate amount of the transactions or investments involved in such acquisition, merger or combination. As the letter of intent with TKP was terminated on June 1, 1998, the Company believes it has no current obligation to East Services under the aforementioned agreement.

11.      SUBSEQUENT EVENTS

Units Offering

On July 14, 1998, the Company sold 252,000 units (collectively, the "Units") to two initial purchasers pursuant to a purchase agreement, each consisting of $1,000 principal amount at maturity of 14 1/2% Senior Discount Notes (the "Notes") due 2008 and four warrants (each a "Warrant"), each initially entitling the holder thereof to purchase 1.81 shares of common stock, par value $0.01 per share (the "Common Stock") at an exercise price of $13.20 per share, subject to adjustment.

The Notes were issued at a discount to their aggregate principal amount at maturity and, together with the Warrants generated gross proceeds to the Company of approximately $125,100,000 of which $117,500,000 has been allocated to the initial accreted value of the Notes and approximately $7,600,000 has been allocated to the Warrants. The portion of the proceeds that is allocable to the Warrants will be accounted for as part of stockholders' equity. The allocation has been made based on the relative fair values of the two securities at the time of issuance. Net proceeds to the Company after deducting initial purchasers' discount and offering expenses were approximately $ 120,000,000.

The Notes are unsubordinated and unsecured obligations. Cash interest on the Notes will not accrue prior to July 15, 2003. Thereafter cash interest will accrue at a rate of 14.5% per annum and will be payable semiannually in arrears on January 15 and July 15 of each year, commencing January 15, 2004. The Notes will mature on July 15, 2008. At any time prior to July 15, 2001, the Company may redeem up to a maximum of 25% of the originally issued aggregate principal amount at maturity of the Notes at a redemption price equal to 114.5% of the accreted value thereof at the redemption date, plus accrued and unpaid interest, if any, to the date of redemption with some or all of the net cash proceeds of one or more public equity offerings; provided, however, that not less than 75% of the originally issued aggregate principal amount at maturity of the Notes remains outstanding immediately after giving effect to such redemption.

The Warrants initially entitle the holders thereof to purchase 1,824,514 shares of Common Stock, representing, in the aggregate, approximately 5% of the outstanding Common Stock on a fully-diluted basis immediately after giving effect to the sale of the Units. The warrants are exercisable at any time on or after the exercise date, which will be no later than November 16, 1998, and will expire on July 15, 2008.

Pursuant to the Indenture governing the Notes (the "Indenture"), the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuance and sales of capital stock of restricted subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by restricted subsidiaries; (vii) purchase of Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting restricted subsidiaries;
(x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) provision of financial statements and reports.

The Notes will be recorded net of unamortized discount and any incremental costs associated with the bond offering will be capitalized and amortized over the term of the Notes.

Acquisitions

Subsequent to June 30, 1998, the Company purchased the remaining minority interest in one subsidiary of the Company which was held by unaffiliated third parties for an aggregate purchase price of approximately $10,600,000, of which approximately $9,490,000 relates to non-compete agreements. The acquisition will be accounted for under the purchase method, whereby the purchase price, with the exception of the amount paid relating to the non-compete agreements, will be allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The portion of the purchase price relating to the non-compete agreements will be amortized over the five-year term of the agreements. The acquisition is not expected to have a material effect on the Company's results of operations in 1998.

D-DTH launch

On July 1, 1998 the Company launched its D-DTH service including Wizja TV on a limited basis to approximately 250 reception systems. As of July 31, 1998, 8,600 D-DTH subscribers had placed orders for decoders.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion and analysis provides information concerning the results of operations and financial condition of the Company. Such discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of the Company. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of the Company's 1997 Annual Report. The following discussion focuses on material trends, risks and uncertainties affecting the results of operations and financial condition of the Company.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industries in which the Company, and the entities in which the Company has interests, operate; uncertainties inherent in new business strategies, new product launches and development plans; rapid technological changes; the acquisition, development and/or financing of telecommunications networks and services; the development and provision of programming for new television and telecommunications technologies; the continued strength of the multichannel video programming distribution industry and the satellite services industry and the growth of satellite delivered television programming; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations; changes in the nature of key strategic relationships with joint venturers; competitor responses to the Company's products and services; the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; possible interference by satellites in adjacent orbital positions with the satellites currently being used for the Company's satellite television business; acquisition opportunities; and other factors.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

OVERVIEW

The Company's revenues have been, and until the limited launch of the Company's D-DTH business on July 1, 1998, were derived entirely from its cable television business and programming related thereto. The Company's revenue performance in the first half of 1998 was generally strong with a 55.2% growth in revenues for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This increase was caused mainly by organic growth in subscribers via increased penetration and build-out of existing networks, increase in subscription rates and the introduction of an additional premium channel into the programming offer.

Prior to June 1997, the Company's expenses were primarily incurred in connection with its cable television business and programming related thereto. Since June 1997, the Company has been incurring, in addition to expenses related to its cable television and programming businesses, expenses in connection with the development of its D-DTH business and Wizja TV. The Company started to transmit Wizja TV across its cable networks on June 5, 1998 and on its D-DTH system on a limited basis on July 1, 1998.

Although the Company's revenue performance was strong during the first half of 1998, the Company generated an operating loss of $42.7 million for the six months ended June 30, 1998, primarily due to the significant costs associated with the development of the Company's D-DTH and programming businesses, promotion of those businesses and the development, production and acquisition of programming for Wizja TV.

CABLE OVERVIEW

The Company continues to operate the largest cable television system in Poland with approximately 1,547,000 homes passed and approximately 871,000 total subscribers as at June 30, 1998. The Company continues to realize subscriber growth through a combination of increased penetration, build-out of its existing networks and acquisitions. The Company believes that the offering of Wizja TV on its cable networks will attract additional subscribers.

Having established itself as the leading cable television service provider in Poland, the Company continues to focus its efforts toward its strategic objectives of increasing cash flow and enhancing the value of its cable networks. To accomplish this objective, the Company's business and operating strategy in the cable television business is to (i) provide compelling programming, (ii) increase pricing and maximize revenue per cable subscriber,
(iii) expand its regional clusters, (iv) increase subscriber penetration, and
(v) realize additional operating efficiencies.

During the first half of 1998, management has completed or is in the process of completing several strategic actions in support of this business and operating strategy. On June 5, 1998, the Company began broadcasting Wizja TV from its transmission facilities in Maidstone, United Kingdom across its cable networks in Poland. Management believes that this selection of high-quality Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber penetration rates. The Company has implemented a pricing strategy designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. dollar terms. The Company intends to increase the monthly price for the Basic Tier service twice in the next six months and premium channels such as Wizja 1, HBO Poland service (a Polish-language version of HBO's premium movie channel) and Canal+ will each be offered to cable customers for an additional monthly charge. The Company expects that it may continue to experience increases in its churn rate above historical levels during the implementation of its current pricing strategy, however, management believes the Company will be able to successfully command higher prices while maintaining relatively low annual cable television churn rates as a result of its customer service standards, the technical quality of its networks and the broad selection of quality programming.

The Company continues to expand the coverage areas of its regional clusters, both through selected build-out and acquisitions. During the first half of 1998, the Company focused its build-out primarily in areas where it could fill-in and expand existing clusters.

The Company has been able to realize additional operating efficiencies during the first half of 1998 through the centralization of subscriber management and customer support services in the Call Center. The Call Center became operational during the first six months of 1998 for cable customers in the Katowice regional cluster and is expected to be operational for all cable and D-DTH customers by the end of 1998. The Company is also in the process of installing an integrated management information system for both its billing and accounting systems, which is designed to further improve employee productivity and customer service for both its cable and D-DTH businesses.

Historically, the cable networks the Company has acquired have had lower operating margins than the Company's existing operations. Upon consummation of an acquisition, the Company seeks to achieve operating efficiencies and reduce operating costs by rationalizing the number of headends and reducing headcount, among other things. The Company generally has been able to manage its acquired cable television networks with experienced personnel from one of its existing regional clusters and reduce the technical personnel necessary to operate acquired networks after connecting the networks to the Company's existing headends, or, if required, rebuilding the acquired networks to the required technical standards. In part due to these efforts, the Company has generally been able to increase the operating margins in its acquired systems, although there can be no assurance that it will be able to continue to do so.

D-DTH OVERVIEW

The Company intends to expand its distribution capacity by launching in September 1998 a complementary D-DTH broadcasting service for Poland, including the Wizja TV programming service, targeted at homes that are not subscribers to the Company's cable service. The Company's D-DTH roll out strategy is to lease D-DTH Reception Systems to up to 500,000 targeted initial subscribers at a price significantly decreased by promotional incentives. The launch of the D-DTH service will be supported by the Company's development of Wizja TV, which the Company believes will address the strong demand for high-quality Polish-language programming in Poland.

The Company's D-DTH service was originally scheduled for launch on April 18, 1998. On April 17, 1998, the Company signed a letter of intent with Telewizyna Korporacja Partycypacyjna ("TKP"), the parent company of Canal+ Polska, and its shareholders to form a joint venture for bringing together the Company's Wizja TV programming platform and the Canal+ Polska premium pay television channel and for the joint development and operation of a D-DTH service in Poland. The letter of intent contained, among other things, a standstill provision whereby neither the Company nor TKP could, for a period of 45 days after the execution of the letter of intent, launch any digital pay television service. As a result, the Company postponed its launch of the Wizja TV programming platform and its D-DTH service. The Company estimates that the delay of its planned April 1998 Wizja TV launch has resulted in approximately $7.2 million of additional out-of-pocket expenditures as of June 30, 1998, including a $5 million payment made to Philips Business Electronics, B.V., the supplier of the Company's satellite dishes, digital set top boxes and related hardware (the "D-DTH Reception Systems"), to compensate it for costs it incurred as a result of the suspension of the production process for such items.

After the letter of intent with TKP and its shareholders was terminated, the Company completed the testing of its production and transmission facility and undertook a limited launch of its D-DTH service, including Wizja TV, to approximately 250 reception systems on July 1, 1998. As of July 31, 1998, 8,600 D-DTH subscribers had placed orders for decoders. The Company believes that its multi-channel Polish-language D-DTH service, which is broadcast to Poland from its transmission facilities in Maidstone, United Kingdom, is the first D-DTH service available in Poland.

The Company expects to incur substantial operating losses and negative cash flows related to the launch of its D-DTH business for at least the next two years while it develops and expands its D-DTH subscriber base. To date, the Company has relied primarily on funds raised in the Initial Public Equity Offering to fund the development of its D-DTH business. The Company's D-DTH business plan requires substantial capital expenditures to fund, among other things, the promotional incentives that are anticipated to be required to expand its business. The Company's business plan anticipates spending up to approximately $200 million to provide D-DTH Reception Systems to the targeted 500,000 initial subscribers at a price that is significantly decreased by promotional incentives, in order to drive subscriber penetration.

PROGRAMMING OVERVIEW

The principal programming objective of the Company is to develop and acquire high-quality Polish-language programming that can be commercially exploited throughout Poland through D-DTH and cable television exhibition and advertising sales.

The Company, both directly and through joint ventures, produces television programming for distribution. The Company has developed a multi-channel, primarily Polish-language programming platform under the brand name Wizja TV. The Company began broadcasting to Poland from its transmission facilities in Maidstone, United Kingdom and retransmitting Wizja TV across its cable television networks on June 5, 1998. @ Entertainment commenced transmission of Wizja TV on its D-DTH system on a limited basis in July 1998 and plans to transmit on a full-scale basis starting in September 1998. To promote Wizja TV, the Company will launch a $20 million nationwide marketing campaign which the Company believes will be the largest single-year product launch expenditure to date in Poland.

At June 30, 1998 Wizja TV's channel line-up included one channel, Atomic TV, that is owned and operated by the Company, and ten channels that are produced by third parties, nine of which are broadcast under exclusive agreements for pay television in Poland. Subsequently the Company has added its proprietary Wizja 1 channel as a premium general entertainment channel and its proprietary Wizja Pogoda channel as a weather channel, has signed a license agreement for the exclusive distribution on D-DTH of HBO Poland service (a Polish-language version of HBO's premium movie channel), and has entered into a binding heads of agreement for the exclusive distribution on D-DTH of MTV and the non-exclusive distribution across its cable networks of VH-1. The Company expects to expand Wizja TV's channel line-up to include additional basic and premium channels, including the Company's proprietary Wizja Sport channel, and eventually to introduce tiered packages containing a variety of combinations of 21 or more channels.

The Company currently distributes Atomic TV and intends to distribute Wizja 1, Wizja Pogoda and Wizja Sport to other cable operators in Poland for a per-subscriber fee basis. Such distribution agreements would likely include provisions which would entitle the Company to share in advertising revenue earned from the transmission of the Company's proprietary programming across cable networks owned by other cable operators in Poland. The Company expects to continue to expand its in-house programming production and to seek out and participate in other programming related ventures.

During the last quarter of 1997 and the first half of 1998, the Company secured certain exclusive Polish pay television rights to channels and events covering what it believes are important programming genres to viewers in the Polish market, including movies, sports, children's programming, documentaries and music.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

CABLE TELEVISION REVENUE. Revenue increased $3.9 million or 43.8% from $8.9 million for the three months ended June 30, 1997 to $12.8 million for the same period in 1998. This increase was primarily attributable to a 21.2% increase in the number of basic subscribers from approximately 580,200 at June 30, 1997 to approximately 703,300 at June 30, 1998, as well as an increase in monthly subscription rates.

Revenue from monthly subscription fees represented 86.3% and 85.4% of cable television revenue for the three months ended June 30, 1997 and 1998, respectively. Installation fee revenue for the three months ended June 30, 1998 decreased by 81.8% compared to the corresponding period in 1997, from $747,000 to $136,000. During the three months ended June 30, 1998, the Company generated approximately $0.9 million of additional premium subscription revenue and approximately $5,000 of additional premium channel installation revenue as a result of providing the HBO Poland service pay movie channel to cable subscribers.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $15.0 million, or 500%, from $3.0 million for the three months ended June 30, 1997 to $18.0 million for the three months ended June 30, 1998, principally as a result of the following: higher levels of technical personnel and increased maintenance expenses associated with the establishment of a satellite up-link and studio facility located in Maidstone, United Kingdom (the "Maidstone facility"), recently acquired cable networks which have not yet been integrated within the Company's cable system and standards, the increased size of the Company's cable television system, the $5 million payment to Philips Business Electronics B.V. to compensate it for costs incurred as a result of suspension of the production process for the D-DTH Reception Systems and costs associated with the lease of three transponders on the Astra satellites which provide the capability to deliver the Company's Polish-language programming platform to cable and D-DTH customers in Poland. Direct operating expenses increased from 33.7% of revenues for the three months ended June 30, 1997 to 140.6% of revenues for the three months ended June 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.5 million or 3.3% from $15.1 million for the three months ended June 30, 1997 to $15.6 million for the three months ended June 30, 1998. For the three months ended June 30, 1997 the Company recorded a non-recurring, non-cash compensation expense of $10.2 million in connection with stock options granted to certain employees. As a percentage of revenue, selling, general and administrative expenses decreased from 169.7% for the three months ended June 30, 1997 to approximately 121.9% for the corresponding period in 1998. However without considering this non-cash compensation expense in 1997 the selling, general and administrative expenses would have been $15.6 million and $4.9 million for the three months ended June 30, 1998 and 1997, respectively. This increase over the corresponding 1997 period was attributable mainly to an increase in sales and marketing expenses incurred in preparation for launch of the Company's D-DTH service and Wizja TV programming platform, an increase in the number of administrative staff associated with the Maidstone facility and the Wizja TV programming platform, as well as an increase in professional fees associated with obtaining long-term programming contracts, broadcast/exhibition rights and negotiations with Telewizyjna Korporacja Partycypacyjna.

DEPRECIATION AND AMORTIZATION. Depreciation expenses rose $2.9 million, or 93.5%, from $3.1 million for the three months ended June 30, 1997 to $6.0 million for the three months ended June 30, 1998, principally as a result of depreciation of Maidstone facility assets and secondly due to additional cable television networks acquired and the continued build-out of the Company's existing cable networks. Depreciation and amortization expense as a percentage of revenues increased from 34.8% in the three months ended June 30, 1997 to 46.9% in the three months ended June 30, 1998.

AMORTIZATION OF SPORTS RIGHTS. The Company incurred $1.6 million and $0 of amortization charges of capitalized sports rights for the three months ended June 30, 1998 and 1997.

INTEREST EXPENSE. Interest expense decreased $1.0 million, or 22.7%, from $4.4 million for the three months ended June 30, 1997 to $3.4 million for the three months ended June 30, 1998.

INTEREST AND INVESTMENT INCOME. Interest and investment income decreased $0.7 million, or 50%, from $1.4 million for the three months ended June 30, 1997 to $0.7 million for the three months ended June 30, 1998, primarily due to reduction of cash balances resulting from the increased payments and expenses described above during the second quarter of 1998.

FOREIGN EXCHANGE LOSS. For the three months ended June 30, 1998 and 1997, foreign exchange loss amounted to $0.1 million in each such period.

MINORITY INTEREST. Minority interest in subsidiary gain was $0.1 million for the three months ended June 30, 1998, compared to minority interest in subsidiary loss of $2.1 million for the corresponding period in 1997.

NET LOSS. For the three months ended June 30, 1997 and 1998, the Company had net losses of $13.1 million and $31.0 million, respectively. These losses were the result of the factors discussed above.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from a loss of $14.1 million for the three months ended June 30, 1997 to a loss of $31.0 million for the three months ended June 30, 1998 due to the factors discussed above. For the three months ended June 30, 1997, net loss applicable to common stockholders included $1.0 million related to the accretion of redeemable preferred stock.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

CABLE TELEVISION REVENUE. Revenue increased $9.1 million or 55.5% from $16.4 million for the six months ended June 30, 1997 to $25.5 million for the same period in 1998. This increase was primarily attributable to a 21.2% increase in the number of basic subscribers from approximately 580,200 at June 30, 1997 to approximately 703,300 at June 30, 1998, as well as an increase in monthly subscription rates. Approximately 51% of this increase in basic subscribers was the result of acquisitions and the remainder was due to build-out of the Company's existing cable networks.

Revenue from monthly subscription fees represented 85.7% and 83.3% of cable television revenue for the six months ended June 30, 1997 and 1998, respectively. Installation fee revenue for the six months ended June 30, 1998 decreased by 59.7% compared to the corresponding period in 1997, from $1,470,000 to $593,000. During the six months ended June 30, 1998, the Company generated approximately $1.7 million of additional premium subscription revenue and approximately $22,000 of additional premium channel installation revenue as a result of providing the HBO pay movie channel to cable subscribers.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $21.6 million, or 423.5%, from $5.1 million for the six months ended June 30, 1997 to $26.7 million for the six months ended June 30, 1998, principally as a result of the following: higher levels of technical personnel and increased maintenance expenses associated with the establishment of the Maidstone facility, recently acquired cable networks which have not yet been integrated within the Company's cable system and standards, the increased size of the Company's cable television system, the $5 million payment to Philips Business Electronics B.V. to compensate it for costs incurred as a result of suspension of the production process for the D-DTH Reception Systems and costs associated with the lease of three transponders on the Astra satellites which provide the capability to deliver the Company's Polish-language programming platform to cable and D-DTH customers in Poland. Direct operating expenses increased from 31.1% of revenues for the six months ended June 30, 1997 to 104.7% of revenues for the six months ended June 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $10.9 million or 60.2% from $18.1 million for the six months ended June 30, 1997 to $29.0 million for the six months ended June 30, 1998. For the six months ended June 30, 1997 the Company recorded a non-recurring, non-cash compensation expense of $10.2 million in connection with stock options granted to certain employees. As a percentage of revenue, selling, general and administrative expenses increased from 110.4% for the six months ended June 30, 1997 to approximately 113.7% for the corresponding period in 1998. However without considering this non-cash compensation expense in 1997 the selling, general and administrative expenses would have been $29.0 million and $7.9 million for the six months ended June 30, 1998 and 1997, respectively. This increase over the corresponding 1997 period was attributable mainly to an increase in sales and marketing expenses incurred in preparation for launch of the Company's D-DTH service and Wizja TV programming platform, an increase in the number of administrative staff associated with the Maidstone facility and the Wizja TV programming platform, as well as an increase in professional fees associated with obtaining long-term programming contracts, broadcast/exhibition rights and negotiations with Telewizyjna Korporacja Partycypacyjna.

DEPRECIATION AND AMORTIZATION. Depreciation expenses rose $4.4 million, or 67.7%, from $6.5 million for the six months ended June 30, 1997 to $10.9 million for the six months ended June 30, 1998, principally as a result of depreciation of Maidstone facility assets and secondly due to additional cable television networks acquired and the continued build-out of the Company's existing cable networks. Depreciation and amortization expense as a percentage of revenues increased from 39.6% in the six months ended June 30, 1997 to 42.7% in the six months ended June 30, 1998.

AMORTIZATION OF SPORTS RIGHTS. The Company incurred $1.6 million and $0 of amortization charges of capitalized sports rights for the six months ended June 30, 1998 and 1997.

INTEREST EXPENSE. Interest expense decreased $0.6 million, or 7.9%, from $7.6 million for the six months ended June 30, 1997 to $7.0 million for the six months ended June 30, 1998.

INTEREST AND INVESTMENT INCOME. Interest and investment income decreased $0.6 million, or 28.6%, from $2.1 million for the six months ended June 30, 1997 to $1.5 million for the six months ended June 30, 1998, primarily due to reduction of cash balances resulting from the increased payments and expenses described above during the second quarter of 1998.

FOREIGN EXCHANGE LOSS. For the six months ended June 30, 1997 and 1998, foreign exchange loss amounted to $0.4 million and

$0,  respectively.

MINORITY INTEREST. Minority interest in subsidiary gain was $0.2 million for the six months ended June 30, 1998, compared to minority interest in subsidiary loss of $2.6 million for the corresponding period in 1997.

NET LOSS. For the six months ended June 30, 1997 and 1998, the Company had net losses of $16.7 million and $48.3 million, respectively. These losses were the result of the factors discussed above.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from a loss of $18.7 million for the six months ended June 30, 1997 to a loss of $48.3 million for the six months ended June 30, 1998 due to the factors discussed above. For the six months ended June 30, 1997, net loss applicable to common stockholders included $2.0 million related to the accretion of redeemable preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company has met its cash requirements in recent years primarily with (i) capital contributions and loans from certain of the Company's principal stockholders, (ii) borrowings under available credit facilities, (iii) cash flows from operations, (iv) the sale by PCI of $130 million of 9 7/8% Senior Notes due 2003 and 9 7/8% Series B Senior Notes due 2003 (collectively, the "PCI Notes") and (v) the sale of approximately $200 million of common stock through the Company's initial public equity offering in August 1997.

The Company had negative cash flows from operating activities for the year ended December 31, 1997 and the six months ended June 30, 1998 of $18.8 million and $81.7 million, respectively, due to the significant operating costs associated with the development of its D-DTH service and the Wizja TV programming platform.

Cash used for the purchase and build-out of the Company's cable television networks and the purchase of other property, plant and equipment was $16.7 million, $26.6 million, $42.5 million, $14.4 million and $26.0 million in 1995, 1996, 1997 and the six months ended June 30, 1998 and 1997, respectively. The increase primarily relates to the Company's acquisition of additional cable networks and capital expenditures associated with the build out of its existing cable networks and the development of its planned D-DTH service and the Wizja TV programming platform.

Cash used for the acquisition of subsidiaries, net of cash received, was $4.1 million, $13.3 million, $18.0 million and $10.5 million in 1995, 1996, 1997 and the six months ended June 30, 1998, respectively. The Company spent approximately $1.2 million, $3.9 million, and $5.9 million and $2.0 million in 1995, 1996, 1997 and the six months ended June 30, 1998, respectively, to upgrade major acquired networks to meet PCI's technical standards.

Subsequent to June 30, 1998, the Company purchased certain cable television network assets for approximately $1.0 million, and entered into an agreement to purchase, for approximately $10.6 million, certain remaining minority interests in a subsidiary of the Company held by unaffiliated third parties.

At June 30, 1998, the Company was committed to pay at least approximately $328 million in guaranteed payments (including but not limited to payments for the D-DTH Reception Systems and payments of guaranteed minimum amounts due under programming agreements and satellite transponder leases) over the next seven years, of which at least approximately $228 million was committed through the end of 1999. Subsequent to June 30, 1998, the Company entered into additional long-term programming agreements with third party content providers for its D-DTH and cable systems which require that license fees be paid based upon a guaranteed minimum number of subscribers connected to the system each month. The Company was committed to pay at least approximately $72 million in guaranteed payments over the next seven years, of which at least approximately $7 million was committed through the end of 1999 in respect of these additional agreements. These payments may increase if the Company enters into additional programming agreements. If the Company is unable to make these payments, it will have a material adverse effect on the Company's business, financial condition and results of operations.

On July 8, 1998, the Company sold approximately $252 million aggregate principal amount at maturity of Senior Discount Notes and warrants to purchase shares of the Company's common stock to two initial purchasers pursuant to a purchase agreement with gross proceeds to the Company of approximately $125 million. It is anticipated that the additional financing provided by these Senior Discount Notes will fund, among other things, the development of the Company's D-DTH business. Other plans to raise additional financing in the future are currently under review.

Pursuant to the indentures governing the Notes and the PCI Notes, @Entertainment and PCI are subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuances and sales of capital stock of subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) consolidations, mergers, and sale of assets.

The Company believes that, in addition to the net proceeds from the sale of the Notes, cash on hand and cash from operations, it will need additional funding of at least $150 million to fulfill its current business development plan through the end of 1999. This additional financing will be required to fund ongoing development and expansion of the Company's D-DTH business and its programming business, and such businesses are expected to incur operating losses and negative cash flow for at least the next two years. The Company expects that it will also require additional external funding for its business development plan in years subsequent to 1999 if the Company continues to provide promotional incentives to subscribers (other than the 500,000 initial subscribers) with respect to the D-DTH Reception Systems. Future sources of financing for the Company could include public or private debt or equity offerings or bank financings or a combination thereof, subject to the restrictions contained in the indentures governing the Notes and the PCI Notes. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if the net proceeds from the sale of the Notes, existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financings or refinancings that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. @Entertainment is currently negotiating to enter into an agreement with one or more banks to provide a larger liquidity facility.


INFLATION AND CURRENCY EXCHANGE FLUCTUATIONS

Since the fall of Communist rule in 1989, Poland has experienced high levels of inflation and significant fluctuation in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 27% in 1995, approximately 20% in 1996, approximately 14.9% in 1997 and approximately 6.9% in the first six months of 1998. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991, although the zloty/dollar exchange rate has increased in the three months ended June 30, 1998. Inflation and currency exchange fluctuations have had, and may continue to have, a material adverse effect on the business, financial condition and results of operations of the Company.

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

YEAR 2000 COMPLIANCE

In January 1997, the Company developed a plan to deal with the Year 2000 problem and to make its computer systems Year 2000 compliant. The Company's plan provides for the Year 2000 related efforts to be completed by the end of 1998. Largely as a result of its high rate of growth over the past few years, the Company has entered into an agreement to purchase a new system to replace its current accounting computer system and an agreement to purchase specialized billing software for the Company's new customer service and billing center. The Company has no other significant computer systems. The total cost of the purchases is estimated to be approximately $2,400,000. The Company has obtained confirmations from the vendors of the systems indicating that such systems are Year 2000 compliant. The Company has completed testing phase of the new accounting computer software and the implementation phase is planned to be completed by the end of 1998. The Company capitalized approximately $356,000 in regarding to the new accounting software. The billing software has been successfully implemented for D-DTH subscribers and will be implemented for all cable subscribers by the end of 1998. The Company expensed approximately $250,000, capitalized approximately $128,000 and prepaid approximately $630,000 in relation to the new billing software.

IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

SFAS No. 131, "Disclosures about Segment of an Enterprise and Related Information," was issued in June 1997 and establishes standards for the reporting of information relating to operating segments in annual financial statements, as well as disclosure of selected information in interim financial reports. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," which required reporting segment information by industry and geographic area (industry approach). Under SFAS No. 131, operating segments are defined as components of a company for which separate financial information is available and used by management to allocate resources and assess performance (management approach). This statement is effective for year-end 1998 financial statements. Interim financial information will be required beginning in 1999 (with comparative 1998 information). The Company does not anticipate that this standard will significantly impact the composition of its current operating segments, which are consistent with the management approach.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards of accounting for these transactions. SFAS No. 133 is effective for the Company beginning on July 1, 1999. The Company currently has no derivative instruments or hedging activities.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Not Applicable.

                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


         The Company is involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's business, financial condition or results of operations.

On April 17, 1998, the Company signed a letter of intent with Telewizyjna Korporacja Partycypacyjna S.A. ("TKP"), a Polish company that currently operates an A-DTH and terrestrial single channel premium pay television service in Poland, and the shareholders of TKP, namely, Canal+ S.A., Agora S.A., and PolCom Invest S.A. The letter of intent provided for bringing together the Company's Wizja TV programming platform and the Canal+ Polska premium pay television channel and for the joint development and operation of a D-DTH service in Poland. The letter of intent called for the Company to invest approximately $112 million in TKP, and to sell substantially all of the Company's D-DTH and programming assets to TKP for approximately $42 million. The TKP joint venture was to be owned 40% by the Company, 40% by Canal+ S.A., 10% by Agora S.A. and 10% by PolCom Invest S.A. The letter of intent also contained a standstill provision whereby neither the Company nor TKP could, for a period of 45 days after the execution of the letter of intent, launch any digital pay television service. As a result, the Company postponed its launch of the Wizja TV programming platform and its D-DTH service, which was originally scheduled for April 18, 1998. The establishment of the joint venture was subject to the execution of definitive agreements, regulatory approvals and certain other closing conditions.

         The definitive agreements were not agreed and executed by the parties by the date set forth in the letter of intent (the "Signature Date"). Therefore, the Company terminated the letter of intent on June 1, 1998. TKP and its shareholders have informed the Company that they believe the Company did not have the right to terminate the letter of intent.

         Under the terms of the letter of intent, TKP is obligated to pay the Company a $5 million break-up fee within 10 days of the Signature Date if the definitive agreements were not executed by the Signature Date, unless the failure to obtain such execution was caused by the Company's breach of any of its obligations under the letter of intent. If there was any such breach by the Company, the Company would be obligated to pay TKP $10 million. However, if any breach of the letter of intent by TKP caused the definitive agreements not to be executed, TKP would be obligated to pay the Company a total of $10 million (including the $5 million break-up fee). In the event that TKP fails to pay the Company any of the above-referenced amounts owed to the Company, TKP's shareholders are responsible for the payment of such amounts.

         The Company has demanded monies from TKP as a result of the failure to execute the definitive agreements by the Signature Date. While the Company was waiting for the expiration of the 10-day period for payment of the break-up fee, TKP initiated arbitration proceedings before a three-member arbitration panel in Geneva, Switzerland. In their claim, TKP and its shareholders have alleged that the Company breached its obligations to negotiate in good faith and to use its best efforts to agree and execute the definitive agreements and claimed the Company is obligated to pay TKP $10 million pursuant to the letter of intent. The Company has submitted its answer and counterclaims against TKP and its shareholders. The Company does not believe that the arbitration proceedings will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION:

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27 - FINANCIAL DATA SCHEDULE

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on April 17, 1998 reporting the execution of the letter of intent (subject to the satisfaction of certain specified contingencies) with TKP and its shareholders.

         The Company filed a report on Form 8-K on June 1, 1998 reporting the termination of the letter of intent with TKP and its shareholders.

         The Company filed a report on Form 8-K on June 11, 1998 reporting its intent to undertake a debt offering pursuant to exemptions from the Securities Act of 1933, its estimate of costs incurred as a result of the delay of the planned April 18, 1998 launch of its Wizja TV programming platform and D-DTH service, and the initiation of arbitration proceedings by TKP against the Company before an arbitration panel in Geneva, Switzerland.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             @ ENTERTAINMENT, Inc.

                                             By: /s/ Robert E. Fowler, III
                                                ------------------------------
                                                Robert E. Fowler, III
                                                Chief Executive Officer

                                             By  /s/ Donald Miller-Jones
                                                ------------------------------
                                                 Donald Miller-Jones
                                                 Chief Financial Officer,
                                                 Vice President and Treasurer

DATE: August 14, 1998