Form 10-Q
period 1998-09-30
ENTERTAINMENT INC
filed 1998-11-16
CIK 1041454

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.


                                       OR

   [ ] TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES
                                EXCHANGE ACT 1934

                       FROM THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 000-22877


                               @ENTERTAINMENT, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         DELAWARE                                            06-1487156
   (State or Other Jurisdiction of                          (I.R.S. Employer
    Incorporation of Organization)                         Identification No.)

ONE COMMERCIAL PLAZA
HARTFORD, CONNECTICUT                                          06103
(Address of Principal Executive Offices)                       (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:             (860) 549-1674

Indicate by check (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days  Yes  X    No
                                      -----     -----

The number of shares outstanding of @Entertainment, Inc.'s common stock as of September 30, 1998, was:

                    Common Stock             33,310,000



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               @ENTERTAINMENT, INC.

                                 FORM 10-Q INDEX

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                                                                             PAGE NO.
PART I     FINANCIAL INFORMATION

           Item 1. Financial Statements
                     @Entertainment
                        Consolidated Balance Sheets........................................      3-4
                        Consolidated Statements of Operations..............................      5
                        Consolidated Statements of Cash Flows..............................      6
                        Notes to Consolidated Financial Statements........................       7-11

           Item 2. Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.....................       12-23

           Item 3. Quantitative and Qualitative Disclosures
                        About Market Risk..................................................      23

PART II    OTHER INFORMATION

             Item 1. Legal Proceedings.....................................................      24

             Item 2. Changes in Securities and Use of Proceeds.............................      25

             Item 3. Defaults Upon Senior Securities.......................................      25

             Item 4. Submission of Matters to a Vote of Security Holders...................      25

             Item 5. Other Information.....................................................      25

             Item 6. Exhibits and reports on Form 8-K......................................      26

Signature Page.............................................................................      27

Financial Data Schedule....................................................................      28


                               @ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS



                                                                                    September 30,                  December 31,
                                                                                         1998                          1997
                                                                                 ---------------------         ---------------------
                                                                                     (unaudited)
                                                                                                    (in thousands)
Current assets:
        Cash and cash equivalents                                                            $ 67,888                     $ 105,691
        Accounts receivable, net of allowance for doubtful accounts
               of $1,657,000 in 1998 and $766,000 in 1997                                       3,022                         4,544
        Programming and broadcast rights current                                                7,017                             -
        Other current assets                                                                    9,035                         4,998
                                                                                 ---------------------         ---------------------
               Total current assets                                                            86,962                       115,233
                                                                                 ---------------------         ---------------------

Property, plant and equipment:
        Cable television systems assets                                                       160,619                       134,469
        D-DTH equipment                                                                        33,452                             -
        Construction in progress                                                                4,502                         6,276
        Vehicles                                                                                3,350                         2,047
        Other                                                                                  13,262                         7,940
                                                                                 ---------------------         ---------------------
                                                                                              215,185                       150,732

        Less accumulated depreciation                                                         (45,467)                      (33,153)
                                                                                 ---------------------         ---------------------
               Net property, plant and equipment                                              169,718                       117,579

Inventories for construction                                                                    9,530                         8,153
Intangibles, net                                                                               57,597                        33,440
Notes receivable from affiliates                                                                    -                           691
Investments in affiliated companies                                                            23,122                        21,800
Other assets                                                                                   28,062                        10,200
                                                                                 ---------------------         ---------------------

               Total assets                                                                 $ 374,991                     $ 307,096
                                                                                 ---------------------         ---------------------
                                                                                 ---------------------         ---------------------






     See accompanying notes to unaudited consolidated financial statements.

                               @ENTERTAINMENT, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              September 30,                   December 31,
                                                                                   1998                           1997
                                                                          -----------------------         ---------------------
                                                                               (unaudited)
                                                                                              (in thousands)
Current liabilities:
      Accounts payable and accrued expenses                                             $ 23,385                      $ 13,781
      Accrued interest                                                                     5,527                         2,175
      Deferred revenue                                                                     3,261                         1,257
      Income taxes payable                                                                 2,442                         1,765
      Other current liabilities                                                               43                           940
                                                                          -----------------------         ---------------------
            Total current liabilities                                                     34,658                        19,918
                                                                          -----------------------         ---------------------

Notes payable (note 7)                                                                   259,497                       130,110
                                                                          -----------------------         ---------------------

            Total liabilities                                                            294,155                       150,028
                                                                          -----------------------         ---------------------

Minority interest                                                                             29                         4,713

Commitments and contingencies (note 9)

Stockholders' equity:
      Preferred stock, $.01 par value; 20,002,500 shares authorized;                           -                             -
            no shares issued and outstanding
      Common stock, $.01 par value; 70,000,000 shares authorized,
            33,310,000 shares issued and outstanding                                         333                           333
      Paid-in capital (note 7)                                                           237,954                       230,339
      Cumulative translation adjustment                                                   (3,654)                         (218)
      Accumulated deficit                                                               (153,826)                      (78,099)

                 Total stockholders' equity                                               80,807                       152,355
                                                                          -----------------------         ---------------------

                 Total liabilities and stockholders' equity                            $ 374,991                     $ 307,096
                                                                          -----------------------         ---------------------
                                                                          -----------------------         ---------------------




     See accompanying notes to unaudited consolidated financial statements.

                               @ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)






                                                        Three months ended September 30,         Nine months ended September 30,
                                                        --------------------------------         -------------------------------
                                                          1998                1997                 1998                   1997
                                                        ---------           --------             --------               --------
                                                                       (in thousands, except per share data)
Revenues                                                $ 13,400           $ 10,390              $ 38,877               $ 26,801

Operating expenses:
      Direct operating expenses                            16,399             3,801                43,072                  8,929
      Selling, general and administrative expenses         10,971            17,459                39,998                 35,552
      Depreciation and amortization                         6,857             4,423                17,786                 10,946
      Amortization of programming and broadcast rights      1,779                 -                 3,363                      -
                                                        ---------           --------             --------               --------

Total operating expenses                                   36,006            25,683               104,219                 55,427
                                                        ---------           --------             --------               --------

      Operating loss                                      (22,606)          (15,293)              (65,342)               (28,626)

Interest and investment income                              1,266             1,760                 2,811                  3,879
Interest expense                                           (6,812)           (2,293)              (13,814)                (9,880)
Equity in profits of affiliated companies                     911                 -                 1,632                      -
Foreign exchange loss, net                                   (351)             (429)                 (399)                  (851)
                                                        ---------           --------             --------               --------

      Loss before income taxes and
           minority interest                              (27,592)           (16,255)             (75,112)                (35,478)

Income tax benefit (expense)                                   66              (246)                 (496)                   (358)
Minority interest                                              90               (343)                (117)                  2,256
                                                        ---------           --------             --------               --------


      Net loss                                            (27,436)           (16,844)             (75,725)                (33,580)

Accretion of redeemable preferred stock                         -              2,028                    -                      -

Excess of consideration paid for preferred
      stock over carrying value                                 -            (33,806)                   -                (33,806)

Net loss applicable to holders of common stock          $ (27,436)         $ (48,622)            $ (75,725)             $(67,386)
                                                        ---------           --------             --------               --------
                                                        ---------           --------             --------               --------

Basic and diluted loss per common share                 $   (0.82)          $  (1.75)            $   (2.27)             $  (3.05)
                                                        ---------           --------             --------               --------
                                                        ---------           --------             --------               --------

     See accompanying notes to unaudited consolidated financial statements.

                               @ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                            Nine months ended September 30,
                                                                        -----------------------------------------
                                                                               1998                   1997
                                                                        -------------------      ----------------
                                                                                     (in thousands)
Cash flows from operating activities:
    Net loss                                                                     $ (75,725)            $ (33,580)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
       Minority interest                                                               117                (2,256)
       Depreciation and amortization                                                17,786                10,946
       Accretion of discount on notes payable                                        3,252                     -
       Amortization of programming and broadcast rights                              3,363                     -
       Equity in profits of affiliated companies                                    (1,632)                    -
       Non-cash stock option compensation expense                                        -                18,483
       Other                                                                         1,338                   195
       Changes in operating assets and liabilities:
          Accounts receivable                                                       (7,280)               (2,143)
          Other current assets                                                       3,515               (10,277)
          Programming and broadcast rights                                         (10,380)                    -
          Other assets                                                              (4,863)                    -
          Accounts payable                                                           9,267                 1,702
          Income taxes payable                                                         677                  (930)
          Accrued interest                                                           3,352                 3,281
          Amounts due from affiliates                                                  691                     -
          Deferred revenue                                                           2,008                  (102)
          Other current liabilities                                                   (897)               (1,147)
                                                                        -------------------      ----------------
                Net cash used in operating activities                              (55,411)              (15,828)
                                                                        -------------------      ----------------
Cash flows from investing activities:
          Construction and purchase of property, plant and equipment               (67,871)              (26,472)
          Prepayments to Philips                                                   (13,483)                    -
          Proceeds from sale of investment securities                                    -                25,115
          Issuance of notes receivable from affiliates                                   -                (4,288)
          Other investments                                                              -                 1,388
          Purchase of intangibles                                                      (40)                 (267)
          Purchase of subsidiaries, net of cash received                           (26,637)              (10,834)
                                                                        -------------------      ----------------
                Net cash used in investing activities                             (108,031)              (15,358)
                                                                        -------------------      ----------------
Cash flows from financing activities:
          Net proceeds from issuance of stock                                            -               183,333
          Purchase of preferred stock of subsidiary                                                      (60,000)
          Proceeds from issuance of notes and warrants                             125,100                     -
          Proceeds from notes payable                                                6,500                     -
          Costs to obtain loans                                                     (5,961)               (1,306)
          Repayment of notes payable                                                     -                  (750)
                                                                        -------------------      ----------------
                Net cash provided by financing activities                          125,639               121,277
                                                                        -------------------      ----------------

                Net increase in cash and cash equivalents                          (37,803)               90,091

Cash and cash equivalents at beginning of period                                   105,691                68,483
                                                                        -------------------      ----------------
Cash and cash equivalents at end of period                                        $ 67,888             $ 158,574
                                                                        -------------------      ----------------
                                                                        -------------------      ----------------

Supplemental cash flow information:
          Cash paid for interest                                                    $6,573                $6,653
                                                                        -------------------      ----------------
                                                                        -------------------      ----------------
          Cash paid for income taxes                                                  $511                $1,589
                                                                        -------------------      ----------------
                                                                        -------------------      ----------------


     See accompanying notes to unaudited consolidated financial statements.

                               @ENTERTAINMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 and 1997
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

The information furnished by @Entertainment, Inc. and subsidiaries ("@Entertainment" or the "Company") has been prepared in accordance with United States generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The accompanying consolidated balance sheets, statements of operations and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of September 30, 1998. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K filed with the SEC (the "1997 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

2.       RECLASSIFICATIONS

Certain amounts have been reclassified in the prior period unaudited consolidated financial statements to conform to the 1998 unaudited consolidated financial statement presentation.

3.       ADOPTION OF NEW ACCOUNTING STANDARD

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income/(loss) generally encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income/(loss), net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. The Company's comprehensive loss differs from net loss only by the amount of the foreign currency translation adjustment charged to stockholders' equity for the period. Comprehensive loss for the nine-month periods ended September 30, 1998 and 1997 was approximately $79,161,000 and $34,431,000, respectively.

4.        ADOPTION OF NEW ACCOUNTING POLICY

Property, plant and equipment includes assets in the development and operation of the Company's D-DTH systems and set-top boxes. Depreciation is computed for financial reporting purposes using the stright-line method over the following estimated useful lives:

D-DTH system assets                                         5 years
Set-top boxes                                               5 years

5.       LOSS PER SHARE

As noted in the 1997 Annual Report, the Company adopted the provision of SFAS No. 128, "Earnings Per Share". The statement required that all prior period earnings per share calculations including interim financial statements be restated to conform with the provisions of this statement. The previously reported 1997 loss per ordinary share has been restated to comply with the provisions of this new standard. Basic and diluted loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 33,310,000 and 18,948,000 for both the three-month and the nine-month periods ended September 30, 1998 and 1997, respectively. The effect of potential common shares (stock options and warrants outstanding) is antidilutive. Accordingly, dilutive loss per share does not assume the exercise of stock options and warrants outstanding.

6.       FOREIGN CURRENCY TRANSLATION

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

7.       UNITS OFFERING

On July 14, 1998, the Company sold 252,000 units (collectively, the "Units") to two initial purchasers pursuant to a purchase agreement, each Unit consisting of $1,000 principal amount at maturity of 14 1/2% Senior Discount Notes (the "Notes") due 2008 and four warrants (each a "Warrant"), each initially entitling the holder thereof to purchase 1.81 shares of common stock, par value $0.01 per share (the "Common Stock") at an exercise price of $13.20 per share, subject to adjustment.

The Notes were issued at a discount to their aggregate principal amount at maturity and, together with the Warrants generated gross proceeds to the Company of approximately $125,100,000 of which $117,485,000 has been allocated to the initial accreted value of the Notes and approximately $7,615,000 has been allocated to the Warrants. The portion of the proceeds that is allocable to the Warrants was accounted for as part of paid-in capital. The allocation was made based on the relative fair values of the two securities at the time of issuance. Net proceeds to the Company after deducting initial purchasers' discount and offering expenses were approximately $120,000,000.

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

The Warrants initially entitle the holders thereof to purchase 1,824,514 shares of Common Stock, representing, in the aggregate, approximately 5% of the outstanding Common Stock on a fully-diluted basis immediately after giving effect to the sale of the Units. The Warrants are exercisable at any time and will expire on July 15, 2008.

Pursuant to the Indenture governing the Notes (the "Indenture"), the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuance and sales of capital stock of restricted subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by restricted subsidiaries; (vii) purchase of Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting restricted subsidiaries;
(x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) provision of financial statements and reports. The Company is in compliance with these covenants.

Costs associated with the Notes offering of $5,961,000, including the initial purchasers' discount were capitalized and will be amortized over the term of the Notes.

8.       ACQUISITIONS

On July 16, 1998, the Company purchased the remaining minority interest in one subsidiary of the Company which was held by unaffiliated third parties for an aggregate purchase price of approximately $10,628,000, of which approximately $9,490,000 relates to non-compete agreements. The acquisition was accounted for under the purchase method, whereby the purchase price, with the exception of the amount paid relating to the non-compete agreements, was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The portion of the purchase price relating to the non-compete agreements will be amortized over the five-year term of the agreements. The acquisition is not expected to have a material effect on the Company's results of operations in 1998.

On August 15, 1998, a subsidiary of the Company purchased the remaining minority interest in another subsidiary of the Company which was held by unaffiliated third parties for an aggregate purchase price of approximately $5,372,000. The acquisition was accounted for using the purchase method with the purchase price allocated among the assets acquired and liabilities assumed based upon their fair values at the date of acquisition and any excess to goodwill. The purchase price exceeded the fair value of the assets acquired by $1,104,000. The acquisition is not expected to have a material effect on the Company's results of operations in 1998.

9.       COMMITMENTS AND CONTINGENCIES

Programming, Broadcast and Exhibition Rights

The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party content providers for its digital direct-to-home ("D-DTH") and cable systems. The agreements have terms which range from one to five years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At September 30, 1998, the Company had an aggregate minimum commitment in relation to these agreements of approximately $174,494,000 over the next seven years, approximating $9,611,000 for the remainder of 1998, $26,522,000 in 1999, $30,649,000 in 2000, $30,547,000 in
2001, $32,753,000 in 2002 and $44,412,000 in 2003 and thereafter.

Broadcast rights that have limited showings are amortized using an accelerated method as programs are aired based on the estimated number of showings. Capitalized costs relating to broadcast rights with unlimited showings will be amortized on a straight-line basis over the contract period. The Company incurred amortization charges related to capitalized broadcasting rights of approximately $3,363,000 and $0 for the nine-month periods ended September 30, 1998 and 1997, respectively.

Subsequent to September 30, 1998, the Company entered into an additional long-term programming agreement with Eurosport for its D-DTH system which requires that license fees be paid based upon a guaranteed minimum number of subscribers connected to the Company's system each month. The Company has aggregate minimum commitments related to this additional agreement of approximating $4,653,000 over the next six years, with $406,600 in 1999, $726,000 in 2000, $985,400 in 2001, $1,186,600 in 2002 and $1,350,000 in 2003.

Capital Commitments

As of September 30, 1998, the Company had entered into agreements to purchase capital assets including certain technical equipment associated with establishing its D-DTH facilities, for approximately $728,000.

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

The letter of intent also contained a standstill provision whereby neither the Company nor TKP could, for a period of 45 days after the execution of the letter of intent, launch any digital pay television service. As a result, @Entertainment postponed its planned launch of the Wizja TV programming package and its D-DTH service, which was originally scheduled for April 18, 1998. The establishment of the joint venture was subject to the execution of definitive agreements, regulatory approvals and certain other closing conditions.

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

The Company has demanded monies from TKP as a result of the failure to execute the definitive agreements by the Signature Date. While the Company was waiting for the expiration of the 10-day period for payment of the break-up fee, TKP initiated arbitration proceedings before a three-member arbitration panel in Geneva, Switzerland. In their claim, TKP and its shareholders have alleged that the Company breached its obligations to negotiate in good faith and to use its best efforts to agree and execute the definitive agreements and claimed the Company is obligated to pay TKP $10,000,000 pursuant to the letter of intent. The Company has submitted its answer and counterclaims against TKP and its shareholders. The Company does not believe that the outcome of the arbitration proceedings will have a material adverse effect on the Company's business, financial condition or results of operations.

The Company began broadcasting to Poland from its transmission facilities in Maidstone, United Kingdom and retransmitting the Wizja TV programming package, which currently consists of 19 channels of primarily Polish-language programming, across its cable networks on June 5, 1998 and on a full-scale basis on its D-DTH system in September 1998. The Company estimates that the delay of its planned April 1998 Wizja TV launch resulted in approximately $7,200,000 of additional out-of-pocket expenditures as of September 30, 1998, including a $5,000,000 payment to Philips Business Electronics B.V. ("Philips"), the supplier of the Company's satellite dishes, digital set top boxes and related hardware (the "D-DTH Reception Systems") to compensate it for costs it incurred as a result of the suspension of the production process for the D-DTH Reception Systems.

The Company has entered into an agreement with East Services S.A. ("East Services") under which it paid $1,000,000 for investment banking services and will further be obligated to pay to East Services, contingent upon the consummation of an acquisition, merger or combination between the Company and Canal+ S.A. or one of its affiliates, $9,998,000 in exchange for a claim held by an East Services affiliate against subsidiaries of TKP (which claim is itself contingent upon such subsidiaries satisfying certain operational performance criteria), and an additional amount equal to the higher of: (i) 2.5% of the aggregate amount of the transactions or investments involved in such acquisition, merger or combination, or (ii) $2,750,000. As the letter of intent with TKP was terminated on June 1, 1998, the Company believes it has no current obligation to East Services under the aforementioned agreement.

11.      SUBSEQUENT EVENTS

Subsequent to September 30, 1998 the Company signed letters of intent with two major cable associations in Poland, representing approximately 2.6 million subscribers, for distribution of the Wizja TV programming package within the cable networks of providers who are members of the associations. The Company expects that the final agreements may be concluded by the year-end 1998.

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

OVERVIEW

Until the limited launch of the Company's D-DTH business on July 1, 1998 and subsequent full-scale launch on September 18, 1998, the Company's revenues were derived entirely from its cable television business and programming related thereto. The Company's revenue performance in the first nine months of 1998 was generally strong with a 45% growth in revenues for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This increase was caused mainly by organic growth in subscribers via increased penetration and new network build-out, increases in cable subscription rates, the launch of the Wizja TV programming package and advertising sales.

Prior to June 1997, the Company's expenses were primarily incurred in connection with its cable television business and programming related thereto. Since June 1997, the Company has been incurring, in addition to expenses related to its cable television and programming businesses, expenses in connection with the operation of its D-DTH business and Wizja TV. The Company commenced transmission of Wizja TV across its cable networks on June 5, 1998 and on its D-DTH system on a limited basis on July 1, 1998 and on a full-scale basis on September 18, 1998.

Although the Company's revenue performance was strong during the first nine months of 1998, the Company generated an operating loss of $65.3 million for the nine months ended September 30, 1998, primarily due to the significant costs associated with the development and launch of the Company's D-DTH and programming businesses, promotion of those businesses, and the development, production and acquisition of programming for Wizja TV.

The Company divides operating expenses into (i) direct operating expenses, (ii) selling, general and administrative expenses, (iii) depreciation and amortization expenses and (iv) amortization of programming and broadcast rights. Direct operating expenses consist of programming expenses, maintenance and related expenses necessary to service, maintain and operate the Company's cable systems, D-DTH programming platform, billing and collection expenses and customer service expenses. Selling, general and administrative expenses consist principally of administrative costs, including office related expenses, professional fees and salaries, wages and benefits of non-technical employees, advertising and marketing expenses, bank fees and bad debt expense. Depreciation and amortization expenses consist of depreciation of property, plant and equipment and amortization of intangible assets.

SEGMENT RESULTS OF OPERATIONS

The Company classifies its business into three fundamental areas: cable television, digital direct-to-home television and programming, and corporate. Information as to the operations of the Company in different business segments is set forth below based on the nature of the services offered. Although the D-DTH and Programming segment was not operational during 1997, prior year financial data is exhibited for comparative purposes.

The following table presents the segment results of the Company's operations for the three and nine months ended September 30, 1998 and 1997. In addition to other operating statistics, the Company measures its financial performance by EBITDA. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in losses of affiliated companies, income taxes, extraordinary items, non-recurring items (e.g., compensation expense related to stock options), gains and losses from the sale of assets other than in a normal course of business and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity.

SEGMENT RESULTS OF OPERATIONS
(unaudited, in thousands of USD)

-------------------------------------------------------------------------------------------------
                                           Revenues         Operating Loss          EBITDA
-------------------------------------------------------------------------------------------------
Nine Months Ended September 30,         1998     1997       1998     1997         1998    1997
-------------------------------------------------------------------------------------------------

Cable..........................         37,836   26,801     (12,060)  (14,394)    3,259   (3,447)
D-DTH and Programming..........          9,179       --     (46,080)   (3,105)  (44,470)  (3,106)
Corporate and Other............             --       --      (7,202)  (11,127)   (6,345) (11,127)
Inter Segment Elimination(1)...         (8,138)      --          --        --        --       --
-------------------------------------------------------------------------------------------------
Total..........................         38,877   26,801     (65,342)  (28,626)  (47,556)  (17,680)


-------------------------------------------------------------------------------------------------
                                           Revenues         Operating Loss          EBITDA
-------------------------------------------------------------------------------------------------
Three Months Ended September 30,        1998     1997       1998     1997         1998    1997
-------------------------------------------------------------------------------------------------

Cable..........................         13,265   10,390      (8,520)   (4,229)   (3,121)     195
D-DTH and Programming..........          6,548       --     (11,961)   (2,915)  (11,036)  (2,916)
Corporate and Other............             --       --      (2,125)   (8,149)   (1,592)  (8,149)
Inter Segment Elimination(1)...         (6,413)      --          --        --        --       --
-------------------------------------------------------------------------------------------------
Total..........................         13,400   10,390     (22,606)  (15,293)  (15,749)  (10,870)
-------------------------------------------------------------------------------------------------


(1) Includes $7,726 and $6,001 of Wizja programming charged to the Cable Segment by the D-DTH and Programming Segment in the nine and three months ended September 30, 1998, respectively.

Unless otherwise indicated, the separate business discussions that follow provide comparisons of actual 1998 results with the actual results for 1997.

Cable

The Company operates the largest cable television system in Poland with approximately 1,565,000 homes passed and approximately 887,000 total subscribers as at September 30, 1998. The Company continues to realize subscriber growth through a combination of increased penetration, new network build-out and acquisitions. In addition, since the offering of the Wizja TV programming package on its cable television networks beginning June 5, 1998, the Company has realized a 1.9% increase in the number of cable subscribers.

Having established itself as the leading cable television service provider in Poland, the Company continues to focus its efforts toward its strategic objectives of increasing cash flow and enhancing the value of its cable networks. To accomplish these objectives, the Company's business and operating strategy in the cable television business is to (i) provide compelling programming, (ii) increase pricing and maximize revenue per cable subscriber,
(iii) expand its regional clusters, (iv) increase subscriber penetration, and
(v) realize additional operating efficiencies.

During 1998, management has completed or is in the process of completing several strategic actions in support of this business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial eleven channel primarily Polish-language programming, to its cable subscribers. Since that date, the package has been expanded to nineteen channels, seventeen of which are in the Polish language and seventeen of which are exclusive to the Wizja TV package. Management believes that this selection of high-quality primarily Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber penetration rates.

The Company has implemented a pricing strategy designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. dollar terms. The Company has increased the monthly price for the Basic Tier service to reflect the increased channel availability, and premium channels such as Wizja 1 (which is owned by the Company) and the HBO Poland service (a Polish-language version of HBO's premium movie channel) will each be offered to cable customers for an additional monthly charge. The Company expects that it may continue to experience increases in its churn rate above historical levels during the implementation of its current pricing strategy. However, management believes the Company will be able to successfully command higher prices while maintaining relatively low annual cable television churn rates as a result of its customer service standards, the technical quality of its networks and the broad selection of quality programming.

The Company continues to expand the coverage areas of its regional clusters, both through selected build-out and acquisitions. During 1998, the Company focused its build-out primarily in areas where it could fill-in and expand existing clusters. Additionally, the Company acquired several smaller cable television operators.

The Company expects to realize additional operating efficiencies during 1998 and 1999 through the centralization of subscriber management and customer support services in its Call Center. The Call Center became operational during the first six months of 1998 for cable customers in certain regional clusters and will continue to become operational for other cable customers as expansion progresses. The Company is also in the process of installing an integrated management information system for both its billing and accounting systems, which is designed to further improve employee productivity and customer service for its cable business.

Historically, the cable networks the Company has acquired have had lower operating margins than the Company's existing cable networks. Upon consummation of an acquisition, the Company seeks to achieve operating efficiencies and reduce operating costs by rationalizing the number of headends and reducing headcount, among other things. The Company generally has been able to manage its acquired cable television networks with experienced personnel from one of its existing regional clusters and reduce the technical personnel necessary to operate acquired networks after connecting the networks to the Company's existing headends, or, if necessary, rebuilding the acquired networks to the Company's technical standards. In part due to these efforts, the Company has generally been able to increase the operating margins in its acquired systems, although there can be no assurance that it will be able to continue to do so.

An analysis of cable subscriber growth is presented in the table below:


                                              September 30,       June 30,        March 31,      December 31,     September 30,
                                                  1998             1998             1998             1997            1997
                                              -------------    -------------   -------------    -------------     -------------
Homes Passed                                    1,565,287        1,546,540       1,505,256        1,408,099         1,355,456
Basic Subscribers                                 658,584          660,067         627,713          606,630           566,246
  Subscriber Growth (three month period)
    Organic                                        64,049           57,007          26,868           50,487            32,298
    Through Acquisitions                          (10,245)(1)        1,363          16,360           18,098                 0
    Chum                                          (55,287)(2)      (26,016)        (22,145)         (28,201)          (12,130)
                                              -------------    -------------   -------------    -------------     -------------
    Total net growth                               (1,483)          32,354          21,083           40,384            20,168
                                              -------------    -------------   -------------    -------------     -------------
Basic penetration                                    42.1%            42.7%           41.7%            43.1%             41.8%
Intermediate subscribers                           42,538           43,204          48,077           29,653            26,732
                                              -------------    -------------   -------------    -------------     -------------
Basic and intermediate subscribers                701,122          703,271         675,790          636,283           592,978
Broadcast subscribers                             186,334          167,859         154,860          132,618           124,934
                                              -------------    -------------   -------------    -------------     -------------
Total subscribers                                 887,456          871,130         830,650          768,901           717,912
                                              -------------    -------------   -------------    -------------     -------------

Premium subscribers - HBO                          39,035           45,674           47,298          45,079            27,773
Premium penetration - HBO                             5.9%             6.9%             7.5%            7.4%              4.9%

Basic revenue/basic sub/month                      $ 5.78           $ 5.29           $ 5.19          $ 4.99            $ 4.82
Total revenue/basic sub/month                      $ 6.70           $ 6.47           $ 6.42          $ 6.08            $ 5.79


-------------------------
(1) As part of the purchase of a minority interest in one of the Company's cable systems, an isolated part of that system was sold back to the previous owner.
(2) The increase in churn was mainly due to: increase in subscription rates, seasonality and disconnecting non-paying customers.


CABLE TELEVISION REVENUE. Revenue increased $2.9 million or 27.9 % from $10.4 million in the three months ended September 30, 1997 to $13.3 million in the three months ended September 30, 1998 and $11.0 million or 41.0% from $26.8 million in the first nine months of 1997 to $37.8 million in the first nine months of 1998. This increase was primarily attributable to a 16.4% increase in the number of basic subscribers from approximately 566,000 at September 30, 1997 to approximately 659,000 at September 30, 1998, as well as an increase in monthly subscription rates. Approximately 27.7% of the increase in basic subscribers was the result of acquisitions and new network build-out.

Revenue from monthly subscription fees represented 82.6% and 91.6% of cable television revenue for the three months ended September 30, 1997 and 1998, respectively. Monthly subscription revenue constituted 85.0% and 88.2% of cable television revenue for the nine months ended September 30, 1997 and 1998, respectively. Installation fee revenue for the three months ended September 30, 1998 decreased by 66.7%, from $0.6 million to $0.2 million and decreased by 57.9% for the nine months ended September 30, 1998, from $1.9 million to $0.8 million compared to the corresponding period in 1997. During the three months ended September 30, 1998, the Company generated approximately $0.7 million of additional premium subscription revenue as a result of providing the HBO Poland service pay movie channel to cable subscribers as compared to $0.3 million for the three months ended September 30, 1997. For the nine months ended September 30, 1997 and 1998 premium subscription revenue was $0.4 million and $2.4 million respectively.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $10.6 million, or 441.7%, from $2.4 million for the three months ended September 30, 1997 to $13.0 million for the three months ended September 30, 1998 and $15.1 million, or 201.3%, from $7.5 million for the nine months ended September 30, 1997 to $22.6 million for the nine months ended September 30, 1998, principally as a result of the purchase of the Wizja TV programming package from the Company's D-DTH and Programming segment and higher levels of technical personnel and increased maintenance expenses associated with recently acquired networks as well as the increased size of the Company's cable television system. Direct operating expenses increased from 23.1% of revenues for the three months ended September 30, 1997 to 98.2% of revenues for the three months ended September 30, 1998 and increased from 28.0% of revenues for the nine months ended September 30, 1997 to 59.7% of revenues for the nine months ended September 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $4.4 million or 56.4% from $7.8 million for the three months ended September 30, 1997 to $3.4 million for the three months ended September 30, 1998 and decreased $10.7 million or 47.1% from $22.7 million for the nine months ended September 30, 1997 to $12.0 million for the nine months ended September 30, 1998. A portion of this decrease was attributable to non-recurring, non-cash compensation expense of approximately $2.1 million recorded in the three months ended September 30, 1997 and approximately $9.4 million recorded in the nine months ended September 30, 1997 in connection with stock options granted to certain employees.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $1.0 million, or 22.7%, from $4.4 million for the three months ended September 30, 1997 to $5.4 million for the three months ended September 30, 1998 and $4.4 million, or 40.3%, from $10.9 million for the nine months ended September 30, 1997 to $15.3 million for the nine months ended September 30, 1998 principally as a result of depreciation and amortization of additional cable television systems and related goodwill acquired and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues decreased from 42.3% for the three months ended September 30, 1997 to 40.7% for the three months ended September 30, 1998 and from 40.7% for the nine months ended September 30, 1997 to 40.5% for the nine months period ended September 30, 1998.

Each of these factors contributed to an operating loss of $8.5 million and $12.1 million for the three and the nine months ended September 30, 1998, respectively compared to an operating loss of $4.2 million and $14.4 million for the three and nine months ended September 30, 1997.

D-DTH and Programming

The principal objectives of the Company for the D-DTH and Programming segment is to develop, acquire and distribute high-quality Polish-language programming that can be commercially exploited throughout Poland through D-DTH and cable television exhibition, and to develop and maximize advertising sales.

The Company, both directly and through joint ventures, produces television programming for distribution. The Company has developed a multi-channel, primarily Polish-language, programming package under the brand name Wizja TV. The Company began broadcasting to Poland, via the Astra satellite from its transmission facilities in Maidstone, United Kingdom and retransmitting Wizja TV across its cable television networks on June 5, 1998. The Company expanded its distribution capacity by launching on July 1, 1998 a complementary D-DTH broadcasting service for Poland, including the Wizja TV programming service, targeted at homes that are not subscribers to the Company's cable service. To promote Wizja TV, the Company has launched a $20 million nationwide marketing campaign which the Company believes is the largest single-year product launch expenditure to date in Poland.

The Company's D-DTH roll-out strategy is to lease D-DTH Reception Systems to up to 500,000 targeted initial subscribers at a price significantly decreased by promotional incentives. The launch of its D-DTH service has been supported by the Company's development of Wizja TV, which the Company believes addresses the strong demand for high-quality Polish-language programming in Poland.

The Wizja TV programming package includes 19 channels, of which 17 are exclusive to the service and 17 are primarily in the Polish language, with additional access to nearly 40 television channels and over 30 radio channels. In September and October, the Company obtained the exclusive D-DTH rights to offer the Discovery Channel, Animal Planet and Eurosport as part of Wizja TV. Wizja TV's channel line-up also includes Atomic TV, a music video channel owned and operated by the Company, the proprietary Wizja 1 channel (a premium general entertainment channel), and the proprietary Wizja Pogoda channel (a weather channel). The Company has signed a license agreement for the exclusive distribution on D-DTH of the HBO Poland service (a Polish-language version of HBO's premium movie channel) and has entered into a binding heads of agreement for the exclusive distribution on D-DTH of MTV and the non-exclusive distribution across its cable networks of VH-1. The Company expects to expand Wizja TV's channel line-up to include additional basic and premium channels, including the Company's proprietary Wizja Sport channel, which is under development, and eventually to introduce tiered packages containing a variety of combinations of 21 or more channels.

Since the limited D-DTH launch of Wizja TV on July 1, 1998, demand for the service has been strong with approximately 61,000 (as at November 3, 1998) packages sold to retailers, exceeding the Company's expectations. At the same date, the Company has installed 34,157 D-DTH subscribers. In September 1998, the number of Philips outlets distributing the Wizja TV package increased from 70 to 550 stores, and since November, approximately 1,224 such stores have been distributing the Wizja TV package. Each store is staffed with personnel specifically trained by the Company to provide information on the Wizja TV packages offered by the Company. Installation personnel are also trained to complete each customer's installation within 48 hours of order placement.

The Company's Call Center has experienced a significant increase in activity since the launch of Wizja TV. Calls to the center have reached and continue to approximate 50,000 per day as compared to 50,000 per week prior to the launch. In support of the Company's customer service goals, the response rate for calls to the Call Center continues to approximate nine seconds, even with the increase in the number of calls to the center. Management believes the customer responsive training the Company has invested in the 150 Call Center personnel contributes to the success of the Call Center and the D-DTH launch.

The Company currently distributes Atomic TV and intends to distribute the Wizja TV programming package to third party cable operators in Poland on a per-subscriber fee basis. Subsequent to September 30, 1998 the Company signed letters of intent with two major cable associations in Poland, representing an aggregate of approximately 2.6 million subscribers, for distribution of the Wizja TV programming package within the cable networks to providers who are members of the associations. The Company expects that the final agreement is to be concluded by the year-end 1998. Such distribution agreements would likely include provisions which would entitle the Company to share in advertising revenue earned from the transmission of the Company's proprietary programming across cable networks owned by other cable operators in Poland. The Company expects to continue to expand its in-house programming production and to seek out and participate in other programming related ventures.

The Company expects to incur substantial operating losses and negative cash flows related to the launch of its D-DTH business for at least the next two years while it develops and expands its D-DTH subscriber base. To date, the Company has relied primarily on funds raised in its initial public equity offering and its July 1998 Notes Offering to fund the development of its D-DTH business. The Company's D-DTH business plan requires substantial capital expenditures to fund, among other things, the promotional incentives that are anticipated to be required to expand its business. The Company's business plan anticipates spending up to approximately $200 million to provide D-DTH Reception Systems to the targeted 500,000 initial subscribers at a consumer price that is significantly decreased by promotional incentives, in order to drive subscriber penetration.

D-DTH AND PROGRAMMING REVENUE. D-DTH and programming revenue amounted to $6.5 million and $9.2 million for the three and nine months ended September 30, 1998, respectively. Since the Company only commenced the broadcast of its Wizja TV programming package over its cable systems on June 5, 1998 and through its D-DTH service in July 1998, no revenue related to this segment existed in 1997.

Revenue from monthly subscription fees, after elimination of inter-segment revenue from Poland Communications, Inc., a wholly owned subsidiary of the Company ("PCI"), represented 29.8% of D-DTH revenue for the nine months ended September 30, 1998. Advertising revenue for the nine months ended September 30, 1998 represented 5.8% of D-DTH revenue after the inter-segment elimination.

Revenue from the supply of the Wizja TV programming package to the Company's cable systems, which eliminates on consolidation, represented 97.9% and 88.7% of D-DTH revenue for the three months and the nine months ended September 30, 1998, respectively.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $2.0 million, or 142.9%, from $1.4 million for the three months ended September 30,1997 to $3.4 million for the three months ended September 30,1998, and increased $19.1 million, or 1,364.3% from $1.4 million to $20.5 million for the nine months ended September 30, 1997 and 1998, respectively. These increases principally were the result of the following: higher levels of technical personnel and increased maintenance expenses associated with the establishment of a satellite up-link and studio facility located in Maidstone, United Kingdom (the "Maidstone facility"), the $5 million payment to Philips Business Electronics B.V. to compensate it for costs incurred as a result of the temporary suspension of the production process for the D-DTH Reception Systems and costs associated with the lease of three transponders on the Astra satellites which provide the capability to deliver the Company's Polish-language programming platform to cable and D-DTH customers in Poland. Direct operating expenses amounted to 52.3% of revenues for the three months ended September 30, 1998 and to 222.8% of revenues for the nine months ended September 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.5 million or 300.0% from $1.5 million for the three months ended September 30, 1997 to $6.0 million for the three months ended September 30, 1998 and increased $19.9 million, or 1,170.6% from $1.7 million to $21.6 million for the nine months ended September 30, 1997 and 1998, respectively. As a percentage of revenue, selling, general and administrative expenses amounted to 92.3% for the three months ended September 30,1998 and to approximately 234.8% for the nine months ended September 30, 1998. The increase in selling, general and administrative expenses over the corresponding 1997 period was attributable mainly to an increase in sales and marketing expenses incurred in preparation for launch and operation of the Company's D-DTH service and Wizja TV programming platform, an increase in the number of administrative staff associated with the Maidstone facility and the Wizja TV programming platform, as well as an increase in professional fees associated with obtaining long-term programming contracts, broadcast/exhibition rights and negotiations with Telewizyjna Korporacja Partycypacyjna.

DEPRECIATION AND AMORTIZATION. The Company incurred $0.7 million and $1.6 million of depreciation and amortization charges of D-DTH tangible assets in the three and nine months ended September 30, 1998. Depreciation and amortization expense as a percentage of revenues amounted to 10.8% in the three months and to 24.6% in the nine months ended September 30, 1998.

AMORTIZATION OF PROGRAMMING AND BROADCAST RIGHTS. The Company incurred $1.8 million and $3.4 million of amortization charges of capitalized programming and broadcast rights for the three and nine months ended September 30, 1998. Amortization of programming and broadcast rights as a percentage of revenue amounted to 27.7% and 52.3% in the three and nine months ended September 30, 1998.

Each of these factors contributed to an operating loss which amounted to $12.0 million and $46.1 million for the three and the nine months ended September 30, 1998, respectively compared to an operating loss of $2.9 million and $3.1 million for the three and nine months ended September 30, 1997.

Corporate and Other

Corporate and Other consists of corporate overhead costs. The Company continues to evaluate opportunities for improving its operations and reducing its cost structure. Corporate expenses amounted to $7.2 million and $2.1 million in the nine and three months ended September 30, 1998 as compared to $ 11.1 million and $8.1 million in corresponding periods in 1997. Corporate expenses for the nine months ended September 30, 1997 included a portion of the non-cash compensation expense of $5.8 million and $8.7 million, respectively related to the options to purchase shares granted to key executives. Corporate expenses for the nine months ended September 30, 1998 included $4.1 million costs paid for Wizja TV brand name consulting and legal fees and salaries.

NON-OPERATING RESULT

INTEREST EXPENSE. Interest expense increased $4.5 million, or 196%, from $2.3 million for the three months ended September 30, 1997 to $6.8 million for the three months ended September 30, 1998. Interest expense increased $3.9 million, or 39.4%, from $9.9 million for the nine months ended September 30, 1997 to $13.8 million for the nine months ended September 30, 1998 mainly as a result of the accretion of interest of the $252 million aggregate principal amount at maturity of the Company's 14 1/2% Senior Discount Notes due 2008, which were issued on July 14, 1998 (the "Notes").

INTEREST AND INVESTMENT INCOME. Interest and investment income decreased $0.5 million, or 27.8%, from $1.8 million for the three months ended September 30,1997 to $1.3 million for the three months ended September 30, 1998 and decreased $1.1 million or 28.2%, from $3.9 million to $2.8 million for the nine months ended September 30, 1998, primarily due to reduction of cash balances resulting from the increased payments and expenses described above.

EQUITY IN PROFITS OF AFFILIATED COMPANIES. The Company recorded $0.9 million and $1.6 million of equity in profits of affiliated companies for the three and nine months ended September 30, 1998. The profit relates to the Company's 50% investment in Twoj Styl, a publishing company.

FOREIGN EXCHANGE LOSS, NET. For the three months ended September 30, 1998 and 1997, foreign exchange loss amounted to $0.4 million. For the nine months ended September 30, 1998 and 1997 foreign exchange loss amounted to $0.4 million and to $0.9 million, respectively.

MINORITY INTEREST. Minority interest in subsidiary loss was $0.1 million for the three months ended September 30, 1998, compared to minority interest in subsidiary income of $0.3 million for the corresponding period in 1997.

NET LOSS. For the three months ended September 30, 1997 and 1998, the Company had net losses of $16.8 million and $27.4 million, respectively. For the nine months ended September 30, 1997 and 1998, the Company had net losses of $33.6 million and $75.7 million. These losses were the result of the factors discussed above.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders decreased from a loss of $48.6 million for the three months ended September 30, 1997 to a loss of $27.4 million for the three months ended September 30,1998 due to the excess of consideration paid for preferred stock over the carrying amount of those shares of $33.8 million and the factors discussed above. For the three months ended September 30, 1997, net loss applicable to common stockholders included $2.0 million related to the accretion of redeemable preferred stock.

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

On July 14, 1998, the Company sold approximately $252 million aggregate principal amount at maturity of Senior Discount Notes and warrants to purchase shares of the Company's common stock to two initial purchasers pursuant to a purchase agreement with gross proceeds to the Company of approximately $125 million. It is anticipated that the additional financing provided by these Senior Discount Notes is funding, among other things, the development of the Company's D-DTH business. Other plans to raise additional financing in the future are currently under review by management.

The Company had negative cash flows from operating activities for the nine months ended September 30, 1997 and 1998 of $15.8 million and $55.4 million, respectively, due to the significant operating costs associated with the development and launch of its D-DTH service and the Wizja TV programming package.

Cash used for the purchase and build-out of the Company's cable television networks and the purchase of other property, plant and equipment was $67.9 million and $22.4 million in the nine months and the three months ended September 30, 1998 and $26.5 million and $11.2 million in the corresponding periods in 1997. The increase primarily relates to the Company's acquisition of additional cable networks and capital expenditures associated with the build out of its existing cable networks, and the purchase of fixed assets related to the development and launch of its D-DTH service and the Wizja TV programming package.

Cash used for the acquisition of subsidiaries, net of cash received, was $26.6 million and $10.8 million for the nine months ended September 30, 1998 and 1997, respectively. The Company spent approximately $4.8 million and $5.8 million and in the nine months ended September 30, 1997 and 1998, respectively, to upgrade major acquired networks to meet PCI's technical standards.

At September 30, 1998, the Company was committed to pay at least approximately $388 million in guaranteed payments (including but not limited to payments for the D-DTH Reception Systems and payments of guaranteed minimum amounts due under programming agreements and satellite transponder leases) over the next seven years, of which at least approximately $217 million was committed through the end of 1999. Subsequent to September 30, 1998, the Company entered into additional long-term programming agreements with third party content providers for its D-DTH and cable systems which require that license fees be paid based upon a guaranteed minimum number of subscribers connected to the system each month. The Company was committed to pay at least approximately $4.7 million in guaranteed payments over the next seven years. These payments may increase if the Company enters into additional programming agreements.

Pursuant to the indentures governing the Senior Discount Notes and the PCI Notes, @Entertainment and PCI are subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuances and sales of capital stock of subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) consolidations, mergers, and sale of assets. The Company is in compliance with these covenants.

The Company believes that, in addition to the net proceeds from the sale of the Senior Discount Notes, cash on hand and cash from operations, it will need additional funding of at least $150 million to fulfill its current business development plan through the end of 1999. This additional financing will be required to fund ongoing development and expansion of the Company's D-DTH business and its associated programming package which are expected to incur operating losses and negative cash flow for at least the next two years. The Company expects that it will also require additional external funding for its business development plan in years subsequent to 1999 if the Company continues to provide promotional incentives to subscribers (other than the 500,000 initial subscribers) with respect to the D-DTH Reception Systems. Future sources of financing for the Company could include public or private debt or equity offerings or bank financings or a combination thereof, subject to the restrictions contained in the indentures governing the Senior Discount Notes and the PCI Notes. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if the net proceeds from the sale of the Notes, existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financings or refinancings that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. @Entertainment is currently negotiating to enter into an agreement with one or more banks to provide a larger liquidity facility.

INFLATION AND CURRENCY EXCHANGE FLUCTUATIONS

Since the fall of Communist rule in 1989, Poland has experienced high levels of inflation and significant fluctuation in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 27% in 1995, approximately 20% in 1996, approximately 14.9% in 1997. The rate of inflation for the nine months period ended September 30, 1998 was 6.7%. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991. Inflation and currency exchange fluctuations have had, and may continue to have, a material adverse effect on the business, financial condition and results of operations of the Company.

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

YEAR 2000 COMPLIANCE

The Company's cable television, D-DTH and programming operations are dependent upon computer systems and other technological devices with imbedded microprocessor chips that are intended to utilize dates and process data beyond December 31, 1999. In January 1997, the Company developed a plan to address the impact that potential year 2000 problems may have on Company operations and to implement necessary changes to address such problems (the "Y2K Plan"). During the course of the development of its Y2K Plan, the Company has identified certain critical operations, which need to be year 2000 compliant for the Company to operate effectively. These critical operations include accounting and billing systems, customer service and service delivery systems, and field and headend devices.

Largely as a result of its high rate of growth over the past few years, the Company has entered into an agreement to purchase a new system to replace its current accounting system and an agreement to purchase specialized billing software for the Company's new customer service and billing center. The vendors of new accounting system and of the billing software have confirmed to the Company that these products are year 2000 compliant. The Company has completed the testing phase of the new accounting system, and the implementation phase is planned to be completed by the end of 1998. The Company has implemented the new billing software for D-DTH subscribers and expects implementation of the billing software to be completed for the majority of its cable subscribers by the end of 1999.

The Company believes that its most significant year 2000 risk is its dependency upon third party programming, software, services and equipment, because the Company does not have the ability to control third parties in their assessment and remediation procedures for potential year 2000 problems. Should these parties not be prepared for year 2000 conversion, their products or services may fail and may cause interruptions in, or limitations upon, the Company's provision of the full range of its D-DTH and/or cable service to its customers. In an effort to prevent any such interruptions or limitations, the Company is in the process of communicating with each of its material third party suppliers of programming, software, services and equipment to determine the status of their year 2000 compliance programs. The Company expects to complete this process by 30 September 1999, and it anticipates that all phases of its Y2K Plan will be completed by 31 December 1999.

The Company has not yet developed a contingency plan to address the situation that may result in the Company or its third party suppliers are unable to achieve year 2000 compliance with regard to any products or services utilized in the Company's operations. The Company does not intend to decide on the development of such a contingency until has gathered all of the relevant Year 2000 compliance data from its third party suppliers.

The Company has not yet determined the full cost of its Y2K Plan and its related impact on the financial condition of the Company. The Company has to date not incurred any replacement and remediation costs for equipment or systems as a result of year 2000 non-compliance. Rather, due to the rapid growth and development of its cable system and its D-DTH service, the Company had made substantial capital investments in equipment and systems for reasons other than year 2000 concerns. The total cost of the Company's new accounting system and billing software package is estimated to be approximately $2,400,000.

The Company believes that any year 2000 compliance issues it may face can be remedied without a material financial impact on the Company, but no assurance can be made in this regard until all of the data has been gathered from the Company's third party suppliers. At this date the Company cannot predict the financial impact on its operations if year 2000 problems are caused by products or services supplied to the Company by such third parties.

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

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

On July 14, 1998, the Company sold 252,000 Units to qualified institutional buyers pursuant to an exemption under Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). Each Unit consisted of $1,000 principal amount at maturity of the Company's 14 1/2 % Senior Discount Notes due 2008 (each a "Note") and four warrants (each a "Warrant"). Each Warrant initially entitles the holder thereof to purchase 1.81 shares of the Company's common stock ("Warrant Shares"), at an exercise price of $13.20 per share, subject to adjustment. The Notes were issued at a discount to their aggregate principal amount at maturity and, together with the Warrants generated gross proceeds to the Company of approximately $125,100,000. Net proceeds to the Company after deducting initial purchasers' discount and offering expenses were approximately $120,000,000.

The Company subsequently completed an exchange offer whereby the Company offered to exchange its 14 1/2 % Series B Senior Discount Notes due 2008 (each an "Exchange Note") for each of its outstanding Notes. The form and terms of the Exchange Notes are substantially the same as the form and terms of the Notes except that the Exchange Notes have been registered under the Securities Act. The Exchange Notes were registered under the Securities Act on a registration statement on Form S-4, which registration statement was declared effective on August 11, 1998. The Company also registered the Warrant and the Warrant Shares under the Securities Act on a registration statement on form S-3, which registration statement was declared effective on October 9, 1998.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION:

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27 - FINANCIAL DATA SCHEDULE

(b)      Reports on Form 8-K

The Company filed a report on Form 8-K on July 15, 1998, reporting completion of a debt offering to qualified institutional buyers with gross proceeds of approximately $125 million, pursuant to Rule 144A of the Securities Act of 1993.

The Company filed a report on Form 8-K on August 10, 1998 reporting its unaudited financial results for 1998's second quarter.

The Company filed a report on Form 8-K on September 21, 1998 reporting extension of its offer to exchange its 14 1/2 % Series B Senior Discount Notes Due 2008, which have been registered under the Securities Act of 1933, as amended.

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

                                          @ ENTERTAINMENT, Inc.

                                          By: /s/ Robert E. Fowler, III
                                          ------------------------------
                                          Robert E. Fowler, III
                                          Chief Executive Officer


                                          By: /s/ Donald Miller-Jones
                                          ------------------------------
                                          Donald Miller-Jones
                                          Chief Financial Officer,
                                          Vice President and Treasurer


DATE: November 16, 1998