Form 10-K
period 1998-12-31
ENTERTAINMENT INC
filed 1999-03-30
CIK 1041454

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER 000-22877
                            ------------------------
                             @ ENTERTAINMENT, INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        06-1487156
         (State or Other Jurisdiction                (I.R.S. Employer of Identification No.)
        Incorporation or Organization)
             ONE COMMERCIAL PLAZA                                  06103-3585
             HARTFORD, CONNECTICUT                                 (Zip Code)
             (Address of Principal
              Executive Offices)

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

                                  COMMON STOCK

      ____________________________________________________________________
                                (TITLE OF CLASS)

    Indicate by check mark (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ X ____ No ____
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) At March 18, 1999, the aggregate market value was:

                                  $162,971,763

 The number of shares outstanding of @ Entertainment, Inc.'s common stock as of
                            December 31, 1998, was:

               Common Stock                             33,310,000

    As of March 18, 1999 the aggregate market value of the shares of common stock of the registrant outstanding was $309,005,000. This figure is based on the closing price by the Nasdaq National Market for a share of the registrant's common stock on March 18, 1999, which was $9 1/4 as reported in the Wall Street Journal on March 19, 1999. The number of shares of the registrant's common stock outstanding as of March 18, 1999 was 33,406,000 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    @ Entertainment, Inc., a Delaware corporation whose common stock is listed on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") National Market and traded under the symbol ATEN ("@ Entertainment"), was established in May 1997. References to the "Company" mean @ Entertainment and its consolidated subsidiaries, including Poland Communications, Inc. ("PCI"), At Entertainment Limited ("@EL"), Sereke Holding B.V. ("Sereke"), Wizja TV Sp. z o.o. ("Wizja TV Sp. z o.o."), Ground Zero Media Sp. z o.o. ("GZM"), At Media Sp. z o.o. ("At Media") and @ Entertainment Programming, Inc.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. Words such as "believes," "expects," "intends," "plans," "anticipates," "likely," "will,""may," "shall" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

    Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

    The risks, uncertainties and other factors that might cause such differences include, but are not limited to: (i) general economic conditions in Poland and in the pay television business in Poland; (ii) changes in regulations the Company operates under; (iii) uncertainties inherent in new business strategies, including the Company's satellite television business, new product launches and development plans, which the Company has not used before; (iv) rapid technology changes; (v) changes in, or failure or inability to comply with government regulations; (vi) the development and provision of programming for new television and telecommunications technologies; (vii) the continued strength of competitors in the multichannel video programming distribution industry and satellite services industry and the growth of satellite delivered programming;
(viii) future financial performance, including availability, terms and deployment of capital; (ix) the ability of vendors to deliver required equipment, software and services on schedule at the budgeted cost; (x) the Company's ability to attract and hold qualified personnel; (xi) changes in the nature of strategic relationships with joint ventures; (xii) the overall market acceptance of those products and services, including acceptance of the pricing of those products and services; (xiii) possible interference by satellites in adjacent orbital positions with the satellites currently being used for the Company's satellite television business; and (xiv) acquisition opportunities.

                                 EXCHANGE RATE

    In this Annual Report on Form 10-K, references to "U.S. dollars" or "$" are to U.S. currency, references to "Deutsche-Marks" or "DM" are to German currency, and references to "zloty" or "PLN" are to Polish currency. The Company has presented its primary consolidated financial statements in accordance with generally accepted accounting principles in the U.S. in U.S. dollars. Amounts originally measured in zloty for all periods presented have been translated into U.S. dollars.

    For your convenience, this Annual Report contains certain zloty amounts not derived from the consolidated financial statements which have been translated into U.S. dollars. Readers should not assume that the zloty amounts actually represent such U.S. dollar amounts or could be, or could have been, converted into U.S. dollars at the rates indicated or at any other rate. Unless otherwise stated, such U.S. dollar amounts have been derived by converting from zloty to U.S. dollars at the rate of PLN 3.504 = $1.00, the exchange rate quoted by the National Bank of Poland at noon on December 31, 1998. This rate may differ from the actual rates in effect during the periods covered by the financial information discussed herein. The Federal Reserve Bank of New York does not certify for customs purposes a noon buying rate for zloty.

ITEM 1. BUSINESS

GENERAL

    The Company is the leading provider of pay television in Poland and is engaged principally in the provision of cable television services and in the development, packaging and delivery of high-quality programming. Over the past three years, the Company has experienced rapid growth in revenues and subscribers, both through acquisitions and through expansion of its own cable networks, resulting in an average increase in revenues of 42% and total cable subscribers of 33% per year.

    On June 5, 1998, the Company launched its Wizja TV programming package, originally consisting of 11 channels of primarily Polish-language programming, over its cable networks. The Company believes that Wizja TV will provide it with a significant competitive advantage for attracting new subscribers and increasing revenue per subscriber. Wizja TV will also be sold on a wholesale basis to other cable operators in Poland.

    In order to reach television households in Poland, which it does not expect to cover with its cable networks, on September 18, 1998 the Company launched a complementary digital satellite direct-to-home (known in the pay television business as "D-DTH" television) service allowing subscribers to receive Wizja TV via a satellite dish. The Company's multi-channel Polish-language D-DTH service was the first D-DTH service available in Poland. The Company has entered into an agreement with Philips Business Electronics B.V. to supply the reception system which include a satellite dish, digital set top box and related hardware and to distribute the Company's D-DTH service through the Philips retail network in Poland. As of December 31, 1998 the Company had sold retailers approximately 125,000 D-DTH packages, which include the rental of the D-DTH reception system, installation and a one-year subscription to the Company's D-DTH service. As of December 31, 1998, Philips had sold and installed approximately 95,400 of these packages to consumers. With the launch of the Company's D-DTH service, the Company has started the transmission of Wizja TV, which currently consists of 19 channels (of which 17 are primarily Polish language), on both its D-DTH system and its cable networks.

BUSINESS STRATEGY

    The Company's principal objective is to enhance its position as the leading provider of pay television in Poland by capitalizing on favorable opportunities that it believes exist in Poland in the cable television, D-DTH and programming markets.

    The Company's business strategy is designed to increase its market share and subscriber base and to maximize revenue per subscriber. To accomplish its goals, the Company intends to do the following:

    - Develop and control the content of its programming;

    - Increase its distribution capabilities through internal growth and through acquisitions;

    - Control its management of subscribers by using advanced information systems; and

    - Establish Wizja TV as the leading brand name in the Polish pay television industry.

CABLE TELEVISION

    The Company operates the largest cable television system in Poland with approximately 1,592,000 homes passed and approximately 935,300 total subscribers as of December 31, 1998. The Company's cable subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland, including those cities which the Company believes provide the most favorable demographics for cable television in the country. The Company believes that additional subscriber growth can be achieved through a combination of increased penetration, new network expansion and acquisitions. On December 31, 1998 the Company had invested more than $144 million to construct fiber-optic cable networks which it believes are among the most technologically advanced in Poland and are comparable to modern cable networks in the U.S. The networks constructed by the Company provide excess channel capacity and are designed to maximize reliability. It is the Company's policy to upgrade as rapidly as possible substandard networks that it has acquired.

CABLE OPERATING STRATEGY

    With the fall of Communist rule in 1989, the Company believed that it would gain significant market advantages by becoming one of the first cable operators to establish a high-quality cable television system in Poland. The Company believes that it has achieved its initial goals of rapidly increasing its coverage areas, establishing its business reputation, and providing a high-quality signal, wide channel offerings and quality of service comparable to that provided by world-class cable operators.

    Having established itself as the leading cable television service provider in Poland, the Company's current strategic objective is to increase cash flow and enhance the value of its cable networks. To accomplish this objective, the Company's business and operating strategy in the cable television business is to:

    PROVIDE COMPELLING PROGRAMMING. The Company provides the Wizja TV programming package, which currently consists of 19 television channels of primarily Polish-language programming, to its cable subscribers. The Company believes that this selection of high-quality Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber base.

    INCREASE PRICING AND MAXIMIZE REVENUE PER CABLE SUBSCRIBER. The Company has implemented a pricing strategy designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. dollar terms. In connection with this pricing strategy, the Company intends to continue to introduce new program offerings and to improve its services. As a result, the Company has experienced and expects that it will continue to experience subscriber termination rates above historical levels resulting from the implementation of its pricing strategy. The Company generally receives a premium for its cable television services over the prices charged by its competitors, particularly poor-quality small operators. Despite its generally higher price levels, the Company has achieved significant growth in penetration and market share while maintaining relatively low annual cable television subscriber termination rates (also known in the cable television industry as "churn"). The Company believes its ability to successfully command higher prices reflects its higher levels of customer service, broader selection of quality programming and the greater technical quality of its cable television networks.

    EXPAND REGIONAL CLUSTERS. The Company's strategy is to continue to expand the coverage areas of its regional clusters, both through selected building of its existing networks and acquisitions. The Company intends to expand primarily in areas where it can fill-in existing regional clusters and into cities and towns adjacent to its regional clusters through the continued building of its existing networks. The Company also plans to expand its regional clusters through the continued acquisition of smaller cable television operators. In addition, in markets where the Company has established operations, it intends to selectively build its system in parallel to competitors ("overbuild") in an effort to consolidate the market. By implementing this strategy for expanding its regional clusters, the Company believes it can limit its per-subscriber building costs and realize significant synergies from leveraging its existing infrastructure and asset base, both in terms of personnel and in terms of capital costs. Because the Company has a management structure and operating systems in place in each of its regional clusters, it is able to realize significant cash flow margins from each dollar of revenue generated through the addition of subscribers to its existing regional clusters.

    INCREASE SUBSCRIBER PENETRATION. The Company believes the most profitable means of expanding its cable television business is to leverage its investment in its cable networks by increasing the percentage of homes passed which subscribe ("subscriber penetration") in its regional clusters. Once a building with multiple apartment units is passed by the Company's cable television networks, the Company can add subscribers who generate average annual subscription revenue of approximately $80.0 in return for an average capital investment of approximately $20 per subscriber. The Company plans to increase subscriber penetration by (A) executing an aggressive sales, marketing and promotional strategy using the Company's highly-trained and commissioned Polish sales force, with particular emphasis on Company-wide quarterly remarketing campaigns, (B) continuing to enhance the Company's program offerings, particularly through expanding Wizja TV's channel line-up, and (C) applying prompt, courteous and professional customer service standards.

    REALIZE ADDITIONAL OPERATING EFFICIENCIES. The Company aggressively seeks to realize operating efficiencies in both its acquired as well as its existing cable networks by, among other things, eliminating redundant satellite signal receivers, combining customer service offices and reducing administrative personnel. The Company generally has been able to eliminate personnel in its acquired cable television systems by managing the systems with experienced personnel from one of its existing regional clusters. The Company can also generally reduce the technical personnel necessary to operate acquired systems after connecting them to the Company's existing satellite signal receivers or, if required, rebuilding them to the Company's standards. The Company also intends to reduce the number of employees through consolidation of its existing clusters of regional operations from eight to four, and through centralizing its subscriber management and customer support services in the call center. The call center is operational for cable customers in the Katowice regional cluster and for all D-DTH customers and is expected to be operational for all cable customers by the end of 1999. The call center is located in Katowice, a low cost area of Poland, and will consolidate the functions of the Company's existing regional customer service centers. Moreover, the Company believes the centralization of service functions will improve the general level of customer service available to subscribers. The Company is also in the process of installing an integrated management information system for both its billing and accounting systems, which is designed to further improve employee productivity and customer service for both its cable and D-DTH businesses. The Company believes that its size and market share give it a competitive advantage by creating economies of scale, including minimized building and reduced operating costs per subscriber and volume price discounts for programming and construction expenditures. The Company's size also provides it with the operating leverage to spread certain expenses (such as promotional materials, advertisements, local programming and sales materials) over its large number of subscribers, which economies of scale should continue to improve as its subscriber base increases.

REGIONAL CLUSTERS

    The Company has established eight regional clusters for its cable television business encompassing eight of the ten largest cities in Poland, which the Company believes, are among those with the strongest economies and most favorable demographics for cable television in the country. The following table illustrates certain operating data of each of the Company's existing regional clusters. The Company is planning to consolidate its existing eight clusters down to four.

              OVERVIEW OF THE COMPANY'S EXISTING CABLE SYSTEMS(1)

                                                                         BASIC                           AVERAGE MONTHLY
                                                          TOTAL       SUBSCRIBERS       BASIC       SUBSCRIPTION REVENUE PER
REGION                   TOTAL HOMES  HOMES PASSED     SUBSCRIBERS        (2)      PENETRATION (2)      BASIC SUBSCRIBER
-----------------------  -----------  -------------  ---------------  -----------  ---------------  -------------------------
Gdansk.................     280,000        239,856        154,315        121,846          50.80%            $    7.80
Szczecin...............     160,000         76,050         64,714         48,639          63.96%                 5.90
Katowice...............   1,200,000        498,903        252,954        204,249          40.94%                 6.61
Krakow.................     400,000        144,114         71,866         62,179          43.15%                 7.41
Warsaw.................     800,000        259,050        127,485        103,536          39.97%                 7.63
Lublin.................     120,000         90,244         74,160         38,536          42.70%                 7.25
Wrochaw................     624,000        222,300        145,698        119,239          53.64%                 5.05
Bydgoszcz..............     134,000         61,464         44,148         40,155          65.33%                 4.90
                         -----------  -------------       -------     -----------         -----                 -----
TOTAL..................   3,718,000      1,591,981        935,340        738,379          46.38%            $    6.68(3)
                         -----------  -------------  ---------------  -----------        ------                ------
                         -----------  -------------  ---------------  -----------        ------                ------

------------------------

(1) All data at or for the year ended December 31, 1998.

(2) Includes "basic" and "intermediate" packages. For a description of these packages, see the section entitled "Service and Fees" that follows.

(3) Represents a weighted average for the Company based on the total number of basic subscribers at December 31, 1998.

ACQUISITIONS

    The Company regularly evaluates potential acquisitions of cable networks. The Company currently has no definitive agreement with respect to any material acquisition, although from time to time it has discussions with other companies and assesses opportunities on an ongoing basis. The Company may be required to apply for the approval of the Polish Anti-Monopoly Office with respect to any acquisitions it wishes to consummate.

SERVICES AND FEES

    The Company charges cable television subscribers an initial installation fee and fixed monthly fees for their choice of service packages and for other services such as premium channels and rental of remote control devices. The Company currently offers three packages of cable television service: a "basic package" throughout the Company's cable television systems, and "broadcast" and "intermediate" packages in selected areas of Poland. On December 31, 1998, approximately 74.7% of the Company's subscribers received the "basic package", approximately 4.3% received the "intermediate package" and approximately 21.0% received the "broadcast package" of service.

    BASIC PACKAGE. The "basic package" includes approximately 30 to 70 channels. This package generally includes all Polish terrestrial broadcast channels, most major European satellite programming legally available in Poland, regional and local programming and, on most of its cable networks, Wizja TV, including the Company's proprietary Polish-language channel, Atomic TV. The Company's "basic package" offerings vary by location. With the launch of Wizja TV across the Company's cable networks on June 5, 1998, all of the Wizja TV programming, other than Wizja 1 and the HBO Poland service, a Polish-language premium movie channel owned in part by Home Box Office, became part of the "basic package."

    INTERMEDIATE PACKAGE. The "intermediate package" includes approximately 17 to 24 channels. This package is offered for monthly fees equal to approximately one-half of the amount charged for the "basic package." The "intermediate package" is designed to compete with small cable operators on a basis of price, using a limited programming offering. The Company's "intermediate package" offerings vary by location.

    BROADCAST PACKAGE. The "broadcast package" includes 6 to 12 broadcast channels with clear reception for monthly fees, which are substantially less than the amounts charged for the "intermediate package."

    PREMIUM AND OTHER SERVICES. For an additional monthly charge, certain of the Company's cable networks currently offer three premium television services--Wizja 1, the HBO Poland service (a Polish-language premium movie channel owned in part by Home Box Office) and Canal+ Polska--to customers on a monthly basis. For 1998, the Company experienced churn in premium services with penetration falling by 8,464 subscribers or 18.8% from 1997. The Company is planning to encrypt the HBO service on cable and install analog decoders for all premium channel subscribers during 1999. The Company plans to create additional premium channels that will also be offered to cable customers for an additional charge.

    Other optional services include additional outlets and stereo service, which enables a subscriber to receive 12 or more radio channels in stereo. Cable television subscribers who require the use of a tuner to receive certain of the Company's cable services are charged an additional fee of approximately $1.10 per month. Installation fees vary according to the type of connection required by a cable television subscriber. The standard initial installation fee is approximately $21 for buildings with multiple apartments and approximately $42 for single family dwellings, but such fees may be subject to reductions as a result of promotional campaigns.

    PRICING STRATEGY. Prior to December 1996, the Company's cable television pricing strategy was designed to keep its profit margin relatively constant in U.S. dollar terms in more mature systems and to increase rates in more recently acquired or rebuilt systems. The Company has historically experienced annual churn rates of less than 10%, and has been able to pass on the effects of inflation through price increases. In 1997, the churn rate increased to 12.2%, though it would have been 9.8% had the Company not disconnected approximately 17,000 non-paying subscribers in one of its rebuilt networks. For the year ended December 31, 1998, the Company's churn rate was 15.25% due primarily to the implementation of its current pricing strategy. This pricing strategy commenced in January 1997 and is designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. dollar terms. The Company expects that it will continue to experience churn rates above historical levels during the implementation of its current pricing strategy. The Company expects to offer promotional incentives in certain areas of the country from time to time in connection with its marketing.

    Cable television subscribers are billed monthly in advance and, as is customary in Poland, most of the Company's customers pay their bills through their local post office or bank. The Company has strict enforcement policies to encourage timely payment. Such policies include notices of late payment, visits from service personnel, and ultimately, disconnection for nonpaying customers 90 days after a bill becomes past due. The Company's system architecture in most networks enables it to promptly shut off service to nonpaying customers and is designed to reduce non-authorized use of its cable systems. The Company does not consider bad debt to be material to its operations. The Company's bad debts expense has historically averaged approximately 1.3% of revenue.

SALES AND MARKETING

    The Company's sales and marketing process is divided into four parts:

    - operating area development;

    - new market sales;

    - remarketing sales; and

    - customer service.

    OPERATING AREA DEVELOPMENT. The operating area development process in Poland is very different from that in Western cable television markets, because a Polish cable operator's geographic build is dependent on reaching agreements with individual cooperative authorities rather than upon the issuance of an operating area development permit for a region by the government. The cooperative authorities make decisions on behalf of the residents, including decisions as to the carriers of cable television. The Company's operating area development process begins with targeting a multiple apartment complex, is followed by negotiations with the relevant cooperative authority, and ultimately involves reaching an agreement with the cooperative authority to allow construction and installation of the cable television network. The Company's strategy is to identify those geographic areas and apartment complexes with the most favorable demographic characteristics, highest population densities and lowest levels of competition from other cable operators.

    NEW MARKET SALES. After an agreement with a cooperative authority has been reached and construction of the cable network infrastructure has been completed, the Company focuses its efforts on direct, door-to-door sales to individual households. While the Company utilizes advertising in a variety of media (including television, radio, newspapers, magazines, cooperative and association publications, billboards, bus shelter posters and taxi placards) to build general awareness and recognition of the advantages of its cable television services, direct sales is the primary focus of the Company's marketing efforts. The distribution of promotional materials (via direct mail, leaflets and door hangers) begins several days in advance of the arrival of the Company's sales force. The materials provide for telephone and mail response, but are designed so that the potential customer expects a direct sales visit. The Company's sales force consists of native Poles who are trained in professional sales skills, personal interaction, product knowledge and appearance. All sales persons are compensated by direct sales commissions and incentive bonuses. Such employees are hired, trained and managed by Company managers whose incentive compensation is tied directly to sales results. New market sales tend to be highly seasonal, with the fourth calendar quarter being the most active sales period.

    REMARKETING SALES. After new areas have been marketed, Company remarketing efforts focus on attracting new subscribers and selling additional products and services, such as premium channels and stereo services, to existing subscribers. Direct door-to-door remarketing sales are enhanced through advertising on the Company's proprietary channels, bill inserts, door hangers, coupons, prizes and contests, as well as advertising in other media accessible to the general public. Company-wide remarketing campaigns are conducted quarterly and seasonal promotions coincide with holidays and cultural events. Sales people are entitled to additional incentive commissions for remarketing sales.

    CUSTOMER SERVICE. By implementing a Western-style customer care program that includes such features as courteous customer service representatives, prompt responses to service calls and overall reliability, the Company has introduced a quality of service generally not found in Polish consumer markets. The Company generally guarantees service within 24 hours of a subscriber request. The Company has established a customer service facility within the call center for both the cable and D-DTH businesses. The call center provides telemarketing and sales and service support and includes a specialized billing software with on-line real time access to customer accounts, designed to provide better access to customer information and improve customer service. The call center is operational for cable customers in the Katowice regional cluster and for all D-DTH customers and is expected to be operational for all cable customers by the end of 1999.

    The Company believes that its customer care program gives it a distinct competitive advantage over other cable providers in the Polish market, has contributed to the Company's low churn rate and has been a primary motivation for consumers to select the Company as their cable television provider when provided with a choice.

TECHNOLOGY AND INFRASTRUCTURE

    The Company believes the fiber-optic cable television networks that it has constructed, which serve approximately 67% of its subscribers, are among the most technologically advanced in Poland and are comparable to modern cable television networks in the U.S. All of the Company's networks that have been constructed by the Company have bandwidths of at least 550 MHz, with one network as high as 1 GHz.

New portions of the networks, which are currently being constructed, are being designed to have minimum bandwidths of 860 MHz. The Company's goal is to upgrade any portions of its cable television networks that have bandwidths below 550 MHz (generally acquired from other entities) to at least 860 MHz in an effort to reduce the number of satellite receivers and parts inventory required in the networks. The Company uses fiber-optic and coaxial cables, electronic components and connectors supplied by leading Western firms in its cable television networks.

    The Company's cable television networks, in most cases, use a combination of fiber optic and coaxial cables in groups of 2,000 homes. The Company uses a "switched-star" configuration for its cable television networks by installing a discreet drop cable which runs from a secure lockbox to each home (as opposed to a loop system which feeds multiple homes from a single cable), allowing the Company to more efficiently disconnect non-paying customers, add or remove service options to individual homes and audit its systems to detect theft of signal. Where required, high-quality tuners are used in cable television subscriber homes. The Company intends to introduce set-top decoders for all premium channel subscribers during 1999, allowing premium signals to be encrypted for increased security.

    The Company's cable television networks were constructed with the flexibility and capacity to be cost-effectively reconfigured. These networks could be reconfigured to offer an array of interactive and integrated entertainment, telecommunications and information services, including combined telephone and cable television services and digital data transmission, if the Company decides to pursue such ancillary sources of revenue in the future. The Company's systems provide excess channel capacity and are designed to maximize reliability. Most of the Company's cable networks currently have the ability to carry 40 to 60 television channels. The Company operates its systems at approximately 49% to 69% of channel/ bandwidth capacity. Two-way capability can be added to most of the Company's networks at limited cost to provide addressable and interactive services in the future. The cable television networks constructed by the Company meet or exceed the technical standards established by Polish regulatory authorities, and the Company's policy is to upgrade as rapidly as possible substandard cable television networks obtained in acquisitions. The Company is considering teaming arrangements with certain Western telecommunication companies in order to create one or more consortia to bid on regional telephone licenses, utilizing excess capacity from the Company's cable networks.

    The Company has been able to avoid constructing its own underground conduits in certain areas by entering into a series of agreements with regional and local branches of the Polish national telephone company (known in the Polish telecommunications industry as "TPSA") which permit the Company to use TPSA's conduit infrastructure for an indefinite period of time or for fixed periods up to 20 years. The Company also has agreements to undertake joint construction with TPSA and other utilities for new conduits in certain areas. These agreements represent a major advantage to the Company since they permit the Company to minimize the costly and time-consuming process of building new conduit infrastructure where TPSA conduit infrastructure exists and provide for joint construction with TPSA and other utilities of conduit infrastructure where none currently exists. As of December 31, 1998, approximately 56.5% of the Company's cable television plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause.

    Generally speaking, TPSA may terminate a conduit agreement immediately (and without penalty) if:

    - the Company does not have a valid permit from the Polish State Agency of Radio Communications authorizing the construction and operation of a cable television network in a specified geographic area covering the subscribers to which the conduit delivers the signal;

    - the Company's cable network serviced by the conduit does not meet the technical specifications required by the Polish Communications Act of 1990;

    - the Company does not have a contract with the cooperative authority allowing for the installation of the cable network; or

    - the Company does not pay the rent required under the conduit agreement.

    As of December 31, 1998, TPSA was legally entitled to terminate conduit agreements covering approximately 74,000 or 8% of the Company's subscribers.

    The Company estimates that at the end of December 1998 it had over 4,378 kilometers of cable television plant constructed and that the fiber-optic backbone of its networks was substantially complete. The Company expects that its future capital expenditures for the cable business will consist primarily of capital needed for the incremental addition of new buildings with multiple apartment units and cable television subscribers to its existing networks for building or rebuilding associated with the acquisition of new cable television systems, and for other capital costs in connection with such acquisitions. From its existing infrastructure base, the Company's incremental build cost to add an adjacent apartment building or additional subscribers in buildings with multiple apartments to existing apartment networks averages approximately $200 per subscriber (subscribers in apartment buildings represent more than 96% of the Company's total subscribers). The Company believes that several primary factors contribute to its favorable cost structure. The significant density of homes per kilometer of cable plant in the Company's core markets and the Company's conduit agreements substantially reduce its build costs. Moreover, the Company believes that the size of its construction program allows it to negotiate attractive construction labor contracts and discounts on materials.

D-DTH

    The Company has expanded its distribution capacity with the launch of its D-DTH broadcasting service for Poland, targeted at homes that are not subscribers to the Company's cable service. The programming provided is the Company's Wizja TV programming package. The Company's multi-channel Polish-language D-DTH service, which was the first D-DTH service available in Poland, is being broadcast to Poland from its transmission facilities in Maidstone, U.K. As of December 31, 1998, the Company had sold to Philips' authorized retailers approximately 125,000 D-DTH packages, which include the rental of the D-DTH reception system, installation and a one-year subscription to the Company's D-DTH service. As of December 31, 1998, Philips had sold and installed approximately 95,400 of these packages to consumers.

D-DTH ROLL OUT STRATEGY

    The Company's D-DTH roll out strategy is to lease D-DTH reception systems to up to 500,000 targeted initial subscribers. The Company will make D-DTH reception systems available to the first 380,000 subscribers at a promotional price. This strategy is designed to achieve high penetration of the Polish market. The launch of the D-DTH service is supported by the Company's development of Wizja TV, which the Company believes, responds to the demand for high-quality Polish-language programming in Poland.

    The Company broadcasts digital programming from its Maidstone facility through its satellite transmission facilities to one of three transponders leased by it on the Astra 1E and 1F satellites. These satellites then retransmit the signals to the D-DTH reception systems of the Polish subscribers and to the Company's cable networks. In the future, the Company will also transmit the signals to other Polish cable operators, if any, having distribution agreements with the Company.

D-DTH SERVICES AND FEES

    The Company began broadcasting to Poland from its transmission facilities in Maidstone, U.K. and retransmitting Wizja TV across its cable networks on June 5, 1998, and on its D-DTH system on a limited basis on July 1, 1998, and on a full-scale basis on September 18, 1998.

    The Company expects to be able to offer event pay per view service to its D-DTH subscribers by late 1999. The Company also expects to offer certain recently released feature films and sports and other live events on such a service.

    The Company expects that its D-DTH services will also include an electronic programming guide, an interactive service which will allow the Company to communicate with subscribers with respect to movie, sports event and channel promotions and subscriptions. In addition, this guide will be linked to the Company's subscriber magazine, "Twoja Wizja," which is described in the "Programming" section that follows. The digital nature of the Company's D-DTH signals will also allow the Company to offer stereo audio channels to its subscribers in the future. The Company believes that in the future it will be able to provide its D-DTH customers with additional value-added services, should the Company decide to pursue such ancillary sources of revenue in the future.

    The Company currently charges its D-DTH subscribers an up-front fee of approximately $135 plus applicable taxes. This fee includes the D-DTH reception system rental, installation, and a one-year's subscription for all channels (other than any premium channels). Subscribers to the Company's premium channels pay $5 per month for the HBO Poland service and $1 per month for Wizja 1. After the first year of service, subscribers will be required to pay a fee in advance for the service plus separate amounts to receive premium channels.

SALES AND MARKETING

    To promote the launch of Wizja TV on its D-DTH system, the Company has substantially completed a $20 million nationwide marketing campaign, which the Company believes is the largest single-year product launch expenditure to date in Poland. The marketing campaign primarily utilizes terrestrial television, press, radio and outdoor poster sites. The Company's paid advertising spots began on September 1, 1998 and the Company launched its D-DTH service on a full-scale basis on September 18, 1998, with an aim to establishing a base of approximately 500,000 targeted initial subscribers. The Company believes that it will be able to draw upon its extensive internal experience in the Polish cable television business to support the introduction, development and marketing of its D-DTH service.

    Philips has agreed to supply the Company with D-DTH reception systems for up to 500,000 initial subscribers to the Company's D-DTH service. Philips has also agreed to distribute, install and service the Company's D-DTH reception systems through more than 1,200 Philips authorized electronics retailers located throughout Poland. Philips has operated in Poland since 1991 and has experience introducing new products to the Polish market through its extensive retail network. In addition, Philips has supplied an end-to-end product package for MEASAT's D-DTH service in Malaysia, utilizing CryptoWorks-Registered Trademark-technology similar to that used in the Company's D-DTH service.

    The Company has designed a customer service program, which is intended to produce a high level of customer satisfaction and to minimize churn rates. As part of this strategy, the Company has established a customer service facility within the call center for both its cable and D-DTH businesses. The call center provides telemarketing and sales and service support and includes specialized billing software with on-line real time access to all D-DTH customer accounts, designed to provide better access to customer information and to improve customer service. The Company believes the call center will allow it to offer a high level of customer service at relatively low cost to its D-DTH subscribers.

    The Company's D-DTH service targets homes that are not subscribers to its cable television service. The Company does not believe that there is much incentive for the Company's existing cable subscribers to switch from the Company's cable service to its D-DTH service, because with their cable service they are able to enjoy equally good signal quality, access to the same Wizja TV programming, and more total channels than the Company's D-DTH service offers, at a monthly cost that will, in most cases, be comparable to that of the Company's D-DTH service and without the need for investing any funds for installation of D-DTH reception systems. However, the Company will be disadvantaged to the extent that any existing cable subscribers switch to the D-DTH service, particularly if they are subscribers who will receive D-DTH reception systems at the promotional prices the Company is now charging, and they do not substantially increase the amount of their monthly fees payable to the Company.

TECHNOLOGY AND INFRASTRUCTURE

    The Company's D-DTH service is encoded, processed, compressed, encrypted, multiplexed (I.E., combined with other channels), modulated (I.E., applied to the designated carrier frequency for transmission to satellite) and broadcast from Maidstone, U.K. to the Astra satellites in geosynchronous orbits ("uplinked"). The satellites receive, convert and amplify the digital signals and retransmit them to earth in a manner that allows individual subscribers to receive and be billed for the particular program services to which they subscribe.

    TRANSMISSION AND UPLINK FACILITIES. The channels available on the Company's D-DTH service include the Company's own proprietary channels and channels from third parties originating from a number of sources in Poland, the U.K. and elsewhere. Most of the tailoring for the local market ("localization") of the Company's proprietary programs on Wizja TV undertaken by the Company will occur in Poland. Localization principally consists of adding voices or dubbing into Polish for the Company's proprietary channels on Wizja TV. For most of the channels on Wizja TV, localization, editorial control and program packaging will be the responsibility and at the cost of the channel supplier. The channels provided by third parties will be delivered in tape format, through a landline or will be backhauled (I.E., transmitted via satellite or other medium) to the Company's transmission facility in Maidstone for broadcasting to Poland.

    The Company has a 5-year contract with British Telecommunications plc ("BT") for the provision and maintenance of uplink equipment at Maidstone. Other than the BT uplink equipment, the Company owns all the required broadcasting equipment at its facility in Maidstone. The Company's Wizja TV programming is currently transmitted to the Company's transponders on Astra satellites 1E and 1F.

    The Company's D-DTH signal is beamed by these satellites back to earth and may be received in Poland by those who have the appropriate dedicated satellite reception equipment and who have been connected by the Company to its D-DTH service as subscribers. The signal is currently received by the Company's own cable networks, and will also be received by the cable networks of other cable operators, if any, having distribution agreements with the Company. Once the D-DTH signal has been received at the cable networks, the signal is transmitted by cable to those who have been connected by the Company to its cable service as subscribers or connected by such other cable operators, if any, to their own cable systems.

    Philips will initially provide the following critical components and services used in the Company's D-DTH satellite transmission system and will be the primary point of contact for subscribers to the Company's D-DTH service:

    - the Philips' digital integrated receiver decoders;

    - a smartcard-based proprietary conditional access system which uses Philips CryptoWork-Registered Trademark- technology;

    - a satellite receiving dish and related equipment;

    - installation; and

    - support services.

    The Company's agreement with Philips provides for the following:

    - Philips will be the exclusive supplier of the first 500,000 D-DTH reception systems in connection with the launch of the Company's D-DTH business in Poland.

    - Philips has granted the Company an exclusive license of its CryptoWorks-Registered Trademark-technology in Poland for the term of the agreement, which will terminate when the Company has purchased 500,000 D-DTH reception systems from Philips, unless terminated earlier in accordance with the terms of the agreement or extended by mutual consent of Philips and the Company.

    - Philips will not be able to distribute any other IRDs under the Philips' trademark in Poland until December 31, 1999 or any earlier date on which the Company has secured 500,000 initial subscribers to its D-DTH service in Poland. After such period the Company may license one or two suppliers of IRDs in addition to Philips and Philips shall license its CryptoWorks-Registered Trademark- technology to such additional suppliers for the Polish market. However, there can be no assurance that the Company will be able to secure such additional suppliers, if necessary.

    Any new D-DTH broadcaster wishing to commence the operation of an encrypted pay television service within Poland would need to obtain a license from Philips to use CryptoWorks-Registered Trademark- (after the exclusive license of CryptoWorks-Registered Trademark- for Poland granted to the Company ends), or acquire an alternative encryption and conditional access technology and build its own decoder base capable of receiving transmissions encrypted using such technology. If a competitor obtained a license from Philips, it could contract with the Company for access to the installed encryption decoder base utilized by the Company.

    Transmissions using conditional access technology are encrypted prior to being transmitted to satellites. The signal from the satellite is received by a subscriber through an antenna and integrated receiver decoder, and is decrypted via a smartcard inserted into a decoder, which is usually integrated with a receiver into the integrated receiver decoder and connected to a viewer's television set. A smartcard is a plastic card, usually the size of a credit card, carrying an embedded computer chip that implements the secure management and delivery of decryption keys necessary to descramble pay television channels and thereby enable and disable viewing according to whether the subscriber is authorized to receive a particular service. The smartcard receives instructions as to whether to enable, disable, upgrade or downgrade a subscriber's level of service via the datastream sent to the decoder within the broadcast signal. The encryption codes contained in the smartcards can be updated via over-the-air addressing or physically replaced.

    The delivery of subscription programming requires the use of encryption technology to prevent signal theft or "piracy." Historically, piracy in the cable television and European analog direct-to-home industries has been widely reported. To the Company's knowledge, there has not been a breach of CryptoWorks-Registered Trademark- since its introduction in Malaysia in 1996. To the extent a breach occurs, however, the Company will take countermeasures, including over-the-air measures, and if necessary the replacement of smartcards. Although the Company expects its conditional access system, subscriber management system and smartcard system to adequately prevent unauthorized access to programming, there can be no assurance that the encryption technology to be utilized in connection with the Company's D-DTH system will remain effective.

    The Company believes that the Astra satellites, CryptoWorks-Registered Trademark- encryption technology and the integrated receiver decoder together constitute a reliable, end-to-end cost-effective D-DTH system. However, certain other large European providers of D-DTH services have selected different satellites, encryption technology and decoders.

    SATELLITES. The Company currently broadcasts and expects to broadcast all of its proprietary programming and that of most of third party programmers from its transmission facility in the U.K. by cable to an earth station transmitting antenna, located at its Maidstone site. The uplink facility transmits the Company's programming signal via a transponder on an orbiting satellite transponder to the cable system receiving antennae and also to D-DTH subscribers' reception equipment throughout Poland. The Company has been studying and discussing with relevant Polish authorities the feasibility of locating its uplink and production facilities in Poland and applying for Polish broadcasting licenses necessary to engage in such activities.

    In March 1997, the Company entered into contracts with Societe Europeenne des Satellites S.A. ("SES") for the lease of three transponders on two satellites, Astra 1E and 1F. The leases for the one transponder on the Astra 1E satellite and two transponders on the Astra 1F satellite will expire in 2007. All three transponders are currently operational and available to the Company. Aggregate charges for each transponder are capped at $6.75 million per year for each transponder and approximately $182 million for all three transponders for the remaining term of the contracts remaining after December 31, 1998. The Company's transponder leases provide that the Company's rights are subject to termination in the event that SES's franchise is withdrawn by the Luxembourg Government.

    The Company has been designated a "non-pre-emptible customer" under each of its relevant transponder leases. As a result, in the event of satellite or transponder malfunction, the Company's use of its transponders cannot be suspended or terminated by a broadcaster which has pre-emption rights permitting it to gain access to additional transponders in preference to certain other Astra customers. The Company does not, however, have the right to pre-empt other customers if its transponders stop working. A "protected customer" has pre-emption rights if its transponders stop working and its service would be moved on to the transponder carrying a pre-emptible customer's service.

    While the Company has sufficient channel capacity to broadcast its D-DTH service and to add approximately 10 additional channels to its initial Wizja TV channel line-up on the three transponders to which it currently has access, the Company's ability to add channels to its D-DTH programming platform beyond that point will depend upon its ability to obtain access to additional transponder capacity on the Astra satellites or other favorably positioned satellites or an improvement in the digital compression techniques. Due to the high cost of insurance policies relating to satellite operations, the Company does not insure against possible interruption of access to the transponders leased by it for satellite transmission of its programming platform.

PROGRAMMING

    The Company believes that there is unsatisfied demand in the Polish market for high-quality Polish-language programming and that the quality and variety of Polish-language programming offered is a critical factor in building and maintaining successful multi-channel pay television systems in Poland. The principal programming objective of the Company is to develop and acquire high-quality Polish-language programming that can be commercially exploited throughout Poland through D-DTH and cable television exhibition and advertising sales. The Company intends to use Wizja TV to increase the penetration rate for its cable television networks and its D-DTH system and to increase per subscriber revenue from its cable systems. The Company also expects to distribute Wizja TV on a wholesale basis to other cable operators in Poland.

    The Polish television industry, like those in many emerging markets, currently relies primarily on programming from foreign sources (translated or dubbed into Polish) and limited local broadcasting alternatives.

PROGRAMMING STRATEGY

    The Company's programming strategy is focused on the development and acquisition of high-quality Polish-language programming. Its programming strategy is based upon four elements.

    ESTABLISH AND EXPAND PROGRAMMING PACKAGE. Wizja TV's current channel line-up includes four channels, Atomic TV, Wizja1, Wizja Pogoda, and Twoja Wizja, that are owned and operated by the Company and 15 channels that are produced by third parties, 9 of which are broadcast under exclusive agreements for pay television in Poland. The Company expects to expand Wizja TV's initial channel line-up to include additional basic and premium channels, and eventually to introduce tiered packages containing a variety of combinations of 21 or more channels.

    CONTROL CONTENT. The Company believes that the programming on Wizja TV will provide it with a significant advantage over competitors, and therefore the Company's strategy is to secure exclusive rights to as much high-quality Polish-language programming as is commercially feasible. The Company has secured certain exclusive Polish pay television rights to channels and events covering what it believes are the most important programming genres to viewers in the Polish market, including movies, sports, children's programming, documentaries and music. The Company intends to continue to use exclusive agreements, where practicable, in expanding the programming available on Wizja TV.

    USE PROGRAMMING TO DRIVE DISTRIBUTION. The Company intends to use its programming to increase penetration of its cable television business. Wizja TV is intended to be the primary selling point of the Company's D-DTH service. The Company believes that its programming will be a significant factor in increasing the penetration of its cable and D-DTH systems and in increasing per-subscriber revenue from its cable networks.

    DEVELOP AND EXPAND PROPRIETARY CHANNELS. The Company intends to develop and expand its sports programming through Wizja Sport. In addition, to developing additional proprietary programming, the Company has entered into and intends to enter into joint ventures and other similar arrangements with other programming companies.

WIZJA TV PROGRAMMING PACKAGE

    The Company has also entered into long-term exclusive agreements to broadcast to Poland live coverage of certain sports events, including the following:

    - certain of the Polish national soccer team's games;

    - certain European matches of Lech Poznan, a Polish Premier League soccer team;

    - European soccer matches, including matches from the Dutch and Portuguese leagues;

    - Polish Speedway League events;

    - Speedway Grand Prix World Championships;

    - International Skating Union Champion Series ice skating;

    - games of three leading teams in the Polish Premier Hockey League; and

    - certain boxing events including local Polish boxing.

    These events have been initially carried on Wizja 1 or Twoja Wizja, and they will be carried on Wizja Sport when it is established. When established, Wizja Sport will initially provide approximately 12 hours of local and international sporting events 7 days a week. The Company believes that Wizja Sport will be the first channel in the Polish market principally dedicated to Polish sports programming. Wizja Sport is expected to be launched by late 1999. The Company's ability to broadcast certain of these sporting events on an exclusive basis may be limited by pending regulatory changes.

    Several of the sports rights contracts give the Company the ability to obtain additional seasons of those sports events, either by way of a right of first refusal or a right of first offer. Most of the sports rights agreements grant the Company exclusive rights to broadcast the sports events live in Poland. The exclusivity in some cases is subject to the ability of the rights owner to grant limited rights to other broadcasters to show the events on a delayed or highlights basis. The Company is currently in negotiations with other sports rights holders to purchase the rights to additional local and international sports events.

    The Company has purchased exclusive rights from third parties for programming on 9 of the current 19 channels on Wizja TV. In some of the agreements, however, the channel supplier may terminate the agreement and/or eliminate the exclusivity rights if the Company does not achieve specified milestones for subscriber numbers by certain specified dates. In addition, most of the agreements impose certain restrictions on the tiering of the particular channel, which will limit the flexibility of the Company in determining program tiering in the future, and also include provisions whereby the Company agrees to indemnify the channel supplier against any claims, including claims made by governmental authorities, resulting from the exclusive nature of the rights granted or from the tiering restrictions. Some of the agreements require payments based on a guaranteed minimum number of subscribers, and some require payments at the time of execution. On December 31, 1998, the Company was committed to pay approximately $214.3 million in guaranteed minimum payments over the next seven years in respect of broadcasting and programming agreements, of which approximately $37.2 million was committed through the end of 1999. In addition, the Company is continuing to negotiate additional agreements with channel and program suppliers and sports rights organizations, which agreements if consummated may require the Company to pay additional guaranteed minimum payments and/or payments at the time of execution. In most of the Company's programming agreements, the channel supplier, at its own expense, must localize its programming into the Polish language prior to the launch of Wizja TV. In most of its programming agreements, the Company is required to make payments to the channel supplier on a monthly basis based on the number of subscribers to whom the programming is made available.

    In addition, some of the agreements impose certain limitations, including:

    - the channel must be received by 100% of subscribers to the Company's D-DTH service and by all "basic package" subscribers of the Company's cable system or by most of its cable subscribers;

    - the channel must be provided, under certain restricted circumstances, on a stand alone basis as well as part of a package of programming in certain situations;

    - the programming the Company may purchase for Wizja TV may be restricted;

    - distribution of other channels as part of the Company's programming package may be limited (consequently, the consummation of an agreement with one channel supplier has had, and will in the future continue to have, the effect of precluding the Company from entering into agreements with other potential channel suppliers);

    - suppliers of programming to a channel supplier may require the Company to assume the channel supplier's obligations to license the programming on financial terms which are more favorable to the program provider than those under the Company's existing agreement with the channel supplier;

    - The Company may be required to install encryption decoder-based technology in homes of cable subscribers receiving premium services; and

    - if the Company undertakes certain investments or enters into certain transactions, certain minimum guarantees payable under the agreement would increase and the Company would lose certain rights.

    The terms of the Company's agreements with third parties for programming on Wizja TV range from 2 to 7 years.

    As opportunities permit, the Company intends to expand the channel offerings on Wizja TV. The Company is considering adding more thematic channels to its programming package. These channels may be based on themes such as sports, movies, news, weather, lifestyle, gameshows or children's programming. The Company expects it will own and develop certain of these additional thematic channels.

PROPRIETARY PROGRAMMING

    Wizja TV contains four channels, Atomic TV, Wizja 1, Wizja Pogoda and Twoja Wizja, that are owned and operated by the Company. The Company intends to create additional proprietary channels, including Wizja Sport, to be added to the Wizja TV line-up. In addition, the Company has established and intends to continue to establish entities to engage in the production of programming either to be included on the Company's proprietary channels, or to be licensed to the Company for distribution as part of the Wizja TV line-up.

    The Company has established entities to engage in the development and production of Polish-language thematic television channels. Those entities plan to develop programming designed to drive subscriber growth on the Company's cable television networks and on its D-DTH system and increase revenue per cable subscriber. In December 1996, the Company acquired 45% of Ground Zero Media
Sp. z o.o. ("GZM"), a joint venture with Polygram, the recording company, Atomic Entertainment LLC, and Planet 24 Productions Limited, an independent production company. In February and March 1998, the Company acquired the remaining 55% interest in GZM from the GZM stockholders. GZM's only business is the development and production of Atomic TV, a Polish-language music television channel aimed at the 14-29 year old audience. Atomic TV began to be broadcast via satellite on April 7, 1997 across the cable systems of the Company and other cable operators. Atomic TV is currently distributed to more than 900,000 cable subcribers, and the Company believes that based on distribution it is the leading cable television channel in the Polish market.

    In addition, the Company is developing Wizja 1 as the primary channel for entertainment, Wizja Pogoda as the weather channel, and Twoja Wizja as the programming directory channel, and intends to develop Wizja Sport as the sports channel for its programming platform. Wizja 1 offers a wide range of Polish-language programming, including full-length feature films, music, lifestyle and childrens' programs, and sports events. A description of the Company's sports programming is set forth in "Business-- Programming--The Wizja TV Programming Package."

    The Company has entered into additional program license agreements for high-quality programming for exhibition on Wizja 1. These agreements are with leading international film production companies, including Channel 4 International, Minotaur, Capitol, Eaton, Itel, IMP, and BBC Worldwide for exclusive first run pay television rights in Poland to films, mini-series and documentaries. The Company is also acquiring local Polish programming and is in negotiations to purchase rights for other high-quality programming. It is also investing in new Polish productions.

    In November 1997, the Company purchased 50% of WPTS Sp. z o.o. ("Twoj Styl"), a Polish company producing, among others, the leading Polish lifestyle magazine, for the purpose of producing Polish lifestyle programming. The Company believes that the combination of its television expertise and Twoj Styl's publishing experience will result in the production of high quality lifestyle television programming, targeting primarily female audiences.

    In February 1998, the Company purchased, for approximately $500,000, an option to buy a 50% plus one share interest in "Polonia" Sportowa S.A., a soccer club in Poland. The purchase option expired in February 1999 and the Company has no intention of extending this option.

    As opportunities arise in the rapidly developing pay television market in Poland, the Company intends to consider adding more thematic channels to its programming package. In particular, the Company currently intends to create additional thematic channels, such as sports, movies, news, weather, lifestyle, gameshows and childrens' programming. Thematic channels permit subscribers to choose easily the theme of the programming to be viewed at any particular time. The Company will use Wizja 1 as an anchor channel to introduce entertainment and sports programming to the Polish market. Concepts that are well received may become the basis for new channels. For example, Atomic TV, which debuted on a proprietary cable channel in the spring of 1996, generated substantial cable television viewer and advertising interest, and was offered as a separate channel in April 1997.

    In certain instances, the Company has acquired equity interests in programming produced by third parties and included on Wizja TV. Such an equity investment allows the Company access to the programming in exchange for the Company sharing the costs incurred in the creation of the Polish-language version of the programming. For example, the Company purchased an equity interest in Fox Kids Poland, a children's entertainment channel aimed at an audience in the 4 to 12 age group. The Company expects to continue this practice, and intends to acquire equity interests in a number of programming providers in order to secure additional proprietary programming.

    PREMIUM TELEVISION CHANNELS. The Company has introduced its own premium channel as well as premium channels supplied by third parties. On July 1, 1998, the Company introduced Wizja 1 as a premium channel. The Company has also introduced a Polish-language version of premium movie channels to its cable subscribers for an additional monthly fee. Currently, two premium movie channels are available in Poland, Canal+ and the HBO Poland service. Both feature movies and also carry, or will carry, live sports and other entertainment. The Company has distributed Canal+ on a non-exclusive basis on its cable networks since entering into a preliminary distribution agreement with Canal+ in October 1995. The Company currently has approximately 7,800 subscribers to the Canal+ service.

    The Company has signed agreements for the exclusive distribution on its D-DTH system, and non-exclusive distribution across its cable networks, for the HBO Poland service, a Polish-language premium movie channel owned in part by Home Box Office. HBO currently has exclusive rights in Poland to movies from Warner Bros., Columbia TriStar International Television and Buena Vista International.

    The HBO Poland service was launched on the Company's cable network in September 1996. To date, the service has generated significant subscriber interest. On December 31, 1998, the service had achieved a penetration rate of 5.2% across the Company's cable networks. The Company began distribution of the HBO Poland service in Warsaw in April and in Gdansk and Krakow in May 1997, and rolled out this service to most of the Company's remaining cable systems by the end of 1997. The HBO Poland service was launched on the Company's D-DTH system in July 1998 and on December 31, 1998 the service had experienced a churn rate of 20.5% for non-promotional subscribers of the Company's D-DTH system.

ADVERTISING

    The Company expects to attract significant advertising to its channels as part of the Polish television advertising market, which the Company believes is still relatively underdeveloped, with television advertising expenditures on a per capita basis being lower than in comparable European markets. According to the TV International Sourcebook, the current size of the Polish television advertising market was approximately $795 million in 1995. The Company believes that this market is dominated by TVP and Polsat. The Company expects that its channels will provide advertisers new and better targeted outlets in Polish television. In particular, the Company believes that its channels will be attractive to advertisers because of the relatively affluent demographic profile of the Company's anticipated subscribers, the focus of the Company on large, high economic growth areas, and the opportunity to target viewers of particular thematic channels with advertisements for goods and services. Furthermore, the Company's channels will give advertisers local customer access that cannot easily be replicated through any other advertising media. In the majority of the programming agreements, the Company is entitled to at least a 50% share of the net advertising revenue generated in connection with the particular channel, and the channel supplier is required to contribute to the cost of marketing its channel in Poland. The Company is responsible for selling the advertising for most of the channels. This arrangement will enable the Company to market a package of channels to advertisers in the Polish market and offer them a selection of advertising opportunities for different market segments. In most of the agreements with the channel suppliers, the Company has the right to include on that particular channel, for at least one minute per hour, segments promoting the Wizja TV platform and the other Wizja TV channels. This will enable the Company to implement a comprehensive promotional strategy reinforcing the Wizja TV brand. In addition, the Company will produce and mail to its subscribers a monthly subscriber magazine, announcing channel line-ups, programming schedules and special events, and providing further opportunities for promoting Wizja TV and for obtaining revenues from commercial advertisers.

    In October 1998, the Company established At Media Sp. z o.o. in Poland, a wholly owned subsidiary, to develop advertising opportunities for the Wizja TV programming package. At Media, currently offers commercial airtime on 12 of the Company's 19 channels on Wizja TV to major advertising agencies and advertisers in the Polish market. At Media also offers advertising spots in its listing magazine "Twoja Wizja". At Media is also in the process of developing a database of Wizja TV subscribers, which is being marketed to major advertisers and advertising agencies.

COMPETITION

    The multi-channel pay television industry in Poland has been, and is expected to remain, highly competitive. The Company competes with other cable television operators, as well as with companies employing numerous other methods of delivering television signals to subscribers. The extent to which the Company's multi-channel pay television services are competitive with alternative delivery systems depends, in part, upon the Company's ability to provide a greater variety of Polish-language programming at a more reasonable price than the programming and prices available through alternative delivery systems.

    Pay television services also face competition from a variety of other sources of news, information and entertainment such as newspapers, cinemas, live sporting events, interactive computer programs and home video products such as videocassette recorders. The extent of this type of competition depends upon, among other things, the price, variety and quality of programming offered by pay television services and the popularity of television itself.

    CABLE TELEVISION. In the cable television industry, the Company believes that competition for subscribers is primarily based on price, program offerings, customer service, and quality and reliability of cable networks.

    Operators of small cable networks, which are active throughout Poland, pose a competitive threat to the Company because they often incur lower capital expenditures and operating costs and therefore have the ability to charge lower fees to subscribers than does the Company. While these operators often do not meet the technical standards for cable systems under Polish law, enforcement of regulations governing technical standards has historically been poor. Regardless of the enforcement of these laws and regulations, the Company expects that operators of small cable networks will continue to remain a competitive force in Poland.

    In addition, certain of the Company's competitors or their affiliates have greater experience in the cable television industry and have significantly greater resources (including financial resources and access to international programming sources) than the Company. The largest competitors of the Company in Poland include Bresnan Communications, which owns at least three cable systems (including Aster City Cable Sp. z o.o.) and Multimedia Polska S.A., a Polish entity. In addition, the Company understands that a number of cable operators in Poland (led by Bresnan Communications) have formed, or are in the process of forming, a consortium for the joint creation and production of Polish-language programming.

    The Company's cable television business also competes with companies employing other methods of delivering television signals to the subscribers, such as terrestrial broadcast television signals and A-DTH television services, and with a multi-channel multi-point distribution system and D-DTH services (including the Company's own D-DTH service).

    D-DTH. The Company's D-DTH business will compete with traditional cable systems, including its own, and terrestrial broadcast and analog direct-to-home ("A-DTH") services as well as other potential D-DTH and MMDS services. TKP, which is partially owned by Canal+ S.A., currently offers a single channel Polish-language pay television service (including A-DTH). TKP, in conjunction with other Polish broadcasting entities such as Polsat S.A. (a Polish private broadcaster), Telewizja Polska S.A. (the Polish national public broadcaster), Polskie Media S.A. (a Polish regional broadcaster) and Aster City Cable (a Warsaw-based cable television operator owned by Bresnan), launched a multi-channel D-DTH service in Poland in November 1998 under the name Cyfra+.

    The Company cannot predict whether other European or Polish broadcasters, such as BSkyB, Bertelsmann, Kirch or Polsat, will choose to enter the Polish D-DTH market. Some of the Company's current and potential competitors, either alone or in joint ventures with other competitors, have either launched or announced plans to launch D-DTH systems for other European countries. Many of the Company's current and potential competitors have significantly greater financial, managerial and operational resources and more experience in the DTH business than the Company.

    PROGRAMMING. In the programming business, the Company competes with other television companies, both free (broadcast) television and pay television (including Canal + and HBO), for the acquisition of sports rights and most other programming, including the rights to feature films and television series and the right to participate in joint ventures with other creators of programming. The Company also competes with other programming creators for the hiring of personnel with creative and production talent for the development of programming. If the Company is precluded from creating or obtaining programming due to exclusive agreements entered into between programming creators and the Company's competitors, the Company will face difficulty in creating or acquiring sufficient high-quality programming to attract and retain subscribers and commercial advertising customers for its cable and D-DTH services. If the Company cannot negotiate exclusive agreements with suppliers of its programming or these agreements become unenforceable, the Company will not be able to preclude its competitors from obtaining access to such programming. If the Company's competitors have access to the same programming as the Company, the Company's programming line-up will be less unique and less attractive to subscribers.

TRADEMARKS

    The Company, either itself or through its subsidiaries, has filed or is in the process of filing for registration of its various trademarks. The PTK logo was registered for use in connection with television and programming services in July 1997. Trademark applications are pending in Poland for other variations of PTK trademarks. Also, numerous trademark applications have been filed in Poland for the various Wizja trademarks, including but not limited to Atomic TV, Wizja, Wizja TV and Wizja 1 logos. Additional applications for other Wizja trademarks and related trademarks will be filed in Poland in the near future.

EMPLOYEES

    At December 31, 1998, the Company had approximately 1,385 permanent full-time employees and approximately 49 part-time employees. In addition, as of that date the Company employed approximately 91 salesmen who received both commissions and a nominal salary, and from time to time the Company employs additional salesmen on an as needed, commission only basis. In connection with the establishment of its D-DTH business and the development of its programming business, the Company expects to hire a further 56 employees by the end of 1999, the majority of whom will be administrative, post-production and technical personnel located at the Company's facility in the U.K. and customer service representatives in the call center in Poland. The Company expects that certain functions, such as satellite transmission and receiving and program production, will be performed by employees of third parties pursuant to medium-and long-term service agreements with the Company. None of the Company's employees are unionized. The Company believes that its relations with its employees are good.

REGULATION

    The Company is subject to regulation in Poland, the U.K. and the European Union

POLAND

GENERAL

    The operation of cable and digital satellite direct-to-home broadcasting ("D-DTH") television systems in Poland is regulated under the Polish Communications Act of 1990 (the "Communications Act") and the Polish Radio and Television Act of 1992 (the "Television Act"). These are administered by:

    - The Polish Minister of Communications;

    - The Polish State Agency of Radio Communications ("PAR");

    - The Polish National Radio and Television Council (the "Council"); and

    Cable television operators in Poland are required to obtain permits from PAR to install and operate cable television systems and must register certain programming that they transmit over their networks with the Council.

    In contrast to cable television regulatory schemes in the U.S. and in certain other Western nations, neither the Minister of Communications nor PAR currently has the authority to regulate the rates charged by operators of cable television and D-DTH services. However, excessive rates could be challenged by the Polish Anti-Monopoly Office should they be deemed to constitute monopolistic or other anti-competitive practices. Cable television and D-DTH operators in Poland also are subject to the Law on Copyright and Neighboring Rights of 1994 (the "Copyright Act") which provides intellectual property rights protection to authors and producers of programming. Under the terms of the Television Act, broadcasters in Poland are regulated by, and must obtain a broadcasting license from the Council.

    Because the Company's D-DTH service was the first D-DTH service available in Poland, there are likely to be issues of first impression not currently addressed under Polish law with respect to certain aspects of its D-DTH business and related programming arrangements. In addition, the Polish D-DTH market is subject to a developing regulatory framework that may change as the market develops. Such regulatory changes could have a material adverse effect on the Company's business, financial condition and results of operations.

COMMUNICATIONS ACT

    PERMITS. The Communications Act and the required permits issued by PAR set forth the terms and conditions for providing cable television services, including:

    - the terms of the permits;

    - the area covered by the permits;

    - technological requirements for cable television networks; and

    - restrictions on ownership of cable television operators.

    If a cable operator breaches the terms of its permits or the provisions of the Communications Act, or if such operator fails to acquire permits covering areas serviced by its networks, PAR can impose penalties on such operator, including:

    - fines;

    - the revocation of all permits covering the cable networks where such breach occurred; or

    - the forfeiture of the cable operator's cable networks.

    In addition, the Communications Act provides that PAR may not grant a new permit to, or renew an expiring permit held by, any applicant that has had, or that is controlled by an entity that has had, a permit revoked within the previous five years.

    FOREIGN OWNERSHIP RESTRICTIONS. The Communications Act and applicable Polish regulatory restrictions provide that permits may only be issued to and held by Polish citizens, or companies in which foreign persons hold no more than 49% of the share capital, ownership interests and voting rights. In addition, a majority of the management and supervisory board of any cable television operator holding permits must be comprised of Polish citizens residing in Poland. These restrictions do not apply to any permits issued prior to July 7, 1995.

    THE COMPANY'S PERMITS AND NEW CORPORATE ORGANIZATIONAL STRUCTURE. Prior to the creation of PAR and the permit system, one of the Company's subsidiaries, Polska Telewizja Kablowa S.A. ("PTK S.A."), received a license to operate cable television systems in Warsaw, Krakow and the areas surrounding these cities under the Polish Foreign Commercial Activity Act.

    To comply with the foreign ownership requirements discussed above the Company created a new entity, Polska Telewizja Kablowa Operator Sp. z o.o. ("PTK Operator"), which does and will operate the Company's new or existing cable networks whose permits are subject to the foreign ownership restrictions discussed above. The Company's operating subsidiary Poland Communications Inc. ("PCI") will hold a 49% ownership stake in PTK Operator while the remaining 51% will be held by a Polish entity. PCI will, in turn, hold 49% of the Polish entity, and the remaining 51% interest in the Polish entity is expected to be owned in part by a Polish financial company. The Company believes that this ownership and operating structure complies with the requirements of Polish law. PAR has granted several permits to the Company and its competitors, based on the lease of assets, for networks using an ownership and operating structure substantially similar to the one described above.

    Specifically, subsidiaries of the Company have received approximately 106 permits from PAR, covering approximately 674,200 of the Company's approximately 738,400 basic and intermediate subscribers at December 31, 1998, including approximately 11,701 subscribers for whom the Company's permits are deemed extended under Polish law pending PAR's response to the Company's permit renewal applications. However, certain subsidiaries of the Company do not have valid permits covering certain of the areas in which it operates cable networks. Of the approximately 64,200 basic and intermediate subscribers at December 31, 1998 located in areas for which subsidiaries of the Company do not currently have valid permits, approximately 78% are located in areas serviced by recently acquired or constructed cable networks for which permit applications cannot be made until all permit requirements are satisfied (including obtaining agreements with cooperative authorities and the upgrade of the acquired network to meet technical standards where necessary and satisfying foreign ownership limitations), and approximately 22% are located in areas serviced by networks for which subsidiaries of the Company have permit applications pending. These subsidiaries of the Company have 9 permit applications pending. There can be no assurance that PAR will issue any or all of the permits for which such subsidiaries have applied.

    The Company may be subject to penalties if PAR or other Polish regulatory authorities determine that all or part of the Company's ownership and operating structure violates Polish regulatory restrictions on foreign ownership. The Company would also be subject to penalties if PAR chooses to take action against it for operating cable television networks in areas not covered by valid permits.

    Any such actions by PAR or other Polish regulatory authorities would have a material adverse effect on the Company's business, financial condition and results of operations.

TELEVISION ACT

    THE POLISH NATIONAL RADIO AND TELEVISION COUNCIL. The Council, an independent agency of the Polish government, was created under the Television Act to regulate broadcasting in Poland. The Council has regulatory authority over both the programming that cable television operators transmit over their networks and the broadcasting operations of broadcasters.

    REGISTRATION OF PROGRAMMING. Under the Television Act, cable television operators must register each channel and the programming, which will be aired on that channel with the Chairman of the Council prior to transmission. In general, the Chairman of the Council will refuse registration of programming if:

    - the applicant is not legally entitled to use the cable network over which the programming will be distributed (i.e., does not have a PAR permit covering the network);

    - the broadcasting of the programming in Poland would violate Polish law, including provisions of the Television Act governing sponsorship, advertising and minimum Polish and European content requirements for programming broadcast by Polish broadcasters; or

    - the transmission of the programming over the cable network would violate the Television Act or other provisions of applicable Polish law.

    The Company's subsidiaries have registered most of the programming that they transmit on their cable networks, except programming transmitted on networks for which they do not have permits. The Chairman of the Council may revoke the registration of any of the Company's programming, or may not register all additional programming that the Company desires to transmit over the Company's networks. In addition, the Council may take action regarding unregistered programming that the Company transmits over cable networks for which the Company does not yet have PAR permits. Such actions could include the levying of monetary fines against the Company, and the seizure of equipment involved in transmitting such unregistered programming as well as criminal sanctions against the Company's management. These actions could have a material adverse effect on the Company's business, financial condition and results of operations.

    RESTRICTIONS ON FOREIGN OWNERSHIP OF POLISH BROADCASTERS. The Television Act provides that programming may be broadcast in Poland only by Polish entities in which foreign persons hold no more than 33% of the share capital, ownership interest and voting rights. In addition, the Television Act and applicable Polish regulatory restrictions provide that the majority of the management and supervisory boards of any broadcaster company holding a broadcasting license must be comprised of Polish citizens residing in Poland. Companies that engage in broadcasting in Poland are required to obtain a broadcasting license from the Chairman of the Council under the Television Act. The Council may revoke a broadcasting license for, among other things:

    - violations of the Television Act;

    - violations of the terms of the broadcasting license; or

    - violations of restrictions on foreign ownership of broadcasters.

    If the Polish regulatory authorities were to conclude that the Company's ownership or distribution structure is not to in compliance with Poland's regulatory restrictions on foreign ownership, the Company could be forced to incur significant costs in order to bring its ownership structure and distribution system into compliance with the applicable regulations and the Company may be forced to dispose of its ownership interests in various entities. These regulatory restrictions may materially adversely affect the Company's ability to enter into relationships with other entities that produce, broadcast and distribute programming in Poland, which in turn would have a material adverse effect on the Company's business, results of operations and financial condition.

    REQUIREMENTS CONCERNING PROGRAMS BROADCAST FROM OUTSIDE OF POLAND AND THEIR POSSIBLE IMPACT ON THE COMPANY. The Television Act does not include regulations directly applicable to the broadcasting of programs being broadcast from abroad and received in Poland. Specifically, there are no regulations in force concerning satellite broadcasting of a program directed to a Polish audience if the transmission to the satellite for the broadcasting of such program is made by a foreign broadcaster from outside of Poland. The Company believes that the Television Act does not apply to such broadcasting and that such activity is not subject to Polish broadcasting requirements. The Council has not officially adopted an interpretation of this issue. While there have been no court rulings on this issue, a subsidiary of Canal+ has filed suit against HBO Polska Sp. z o.o. and certain Polish cable operators (including subsidiaries of the Company) alleging violations of the Television Act. See "Item 3. Legal Proceedings."

    The Company has established and intends to continue to establish entities to engage in the development and production of Polish-language thematic television programming outside of Poland. While all of the content and programs which the Company distributes across its cable networks and its D-DTH system are distributed via satellite systems which are located outside of Poland, much of the programming is produced or assembled entirely in Poland. The Company believes that the ownership structure of entities involved in the process described in the preceding sentence, as well as the operating strategy discussed above, are not subject to Poland's regulatory restrictions on foreign ownership, licensing requirements, restrictions and regulations on the operation of cable networks and the broadcasting of programming.

    The Company could become subject to significantly increased regulations and restrictions with respect to its business in the event that the Polish regulatory authorities were to:

    - determine that Polish regulations apply to the satellite broadcasting of a program directed at a Polish audience, if the transmission is made by a foreign broadcaster from outside of Poland;

    - determine that the ownership and operation structure that the Company has implemented with respect to the development, production and transmission of programming across its cable networks and its D-DTH system does not comply with applicable regulations regarding the ownership and operation of Polish broadcasters and cable operators;

    - determine that an entity which produces or assembles programming entirely in Poland, and which provides such programming to a third-party for transmission from abroad is a broadcaster for purposes of the Television Act;

    - undertake to regulate the D-DTH market in general or by attempting to impose standards on encryption technology or integrated reception systems;

    - adopt regulations specifying requirements for Polish or European content of programs of distributed by non-Polish broadcasters through cable networks or D-DTH systems in Poland; or

    - change the 1989 European Convention of Transfrontier Television so that Poland would be able to waive the protection of freedom of reception of programs broadcast from outside of Poland by foreign broadcasters in order to avoid Polish broadcasting regulations.

    Such a determination or determinations could require the Company to:

    - secure additional licenses from the Chairman of the Council and permits from PAR;

    - modify the nature and content of its programming;

    - pay fines or other penalties for lack of compliance with these regulations; or

    - comply with Polish regulations governing the production and transmission of programming across cable networks and across a D-DTH system.

    The burden of complying with any such future regulations or any failure to so comply could have a material adverse effect on the Company's business, results of operations and financial conditions.

COPYRIGHT PROTECTION

    PROTECTION OF RIGHTS OF POLISH AUTHORS AND PRODUCERS OF
PROGRAMMING. Television operators, including cable and D-DTH operators, in Poland are subject to the provisions of the Polish Copyright Act, which governs the enforcement of intellectual property rights. Polish copyright law distinguishes between authors, who are the creators of programming, and producers, who acquire intellectual property rights in programs created by others. In general, the holder of a Polish copyright for a program transmitted over the cable networks of a cable television operator or the system of a D-DTH operator has a right to receive compensation from such operator or to prevent transmission of the program.

    The rights of Polish copyright holders are generally enforced by organizations for collective copyright administration and protection such as Zwiazek Autorow i Kompozytorow Scenicznych ("ZAIKS") and Zwiazek Artystow Scen Polskich ("ZASP"), and can also be enforced by the holders themselves. In practice, the compensation paid to the holder of a Polish copyright on programming that is transmitted over a cable television system is usually set by contract between collective rights organizations such as ZAIKS and ZASP and the individual cable television operator or D-DTH operator. Most of the Company's cable subsidiaries operate under a contract with ZASP and all of its cable subsidiaries operate under a contract with ZAIKS. In the event that a cable or D-DTH operator transmits programming in violation of a Polish copyright, either the copyright holder or the collective rights organization which the copyright holder is a member of may sue the cable or D-DTH operator for an injunction preventing further violations or an accounting for profits or damages. In addition, a violation of the Copyright Act by a cable television operator also constitutes a violation of the Communications Act and of the operator's permits. See "--Communications Act" for a discussion of the penalties and consequences associated with violations of the Communications Act and of a television operator's permits.

    PROTECTION OF RIGHTS OF FOREIGN AUTHORS AND PRODUCERS OF
PROGRAMMING. Foreign authors of programming receive protection under the Copyright Act for programming that is either:

    - originally published in Poland;

    - originally published simultaneously in Poland and abroad; or

    - originally published in Polish-language form.

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

    Poland has adopted the Rome Convention, which extends copyright protection to programs of foreign producers. Poland became bound by its terms on June 13, 1997. The Company currently makes copyright payments to the foreign programmers requiring these types of payments, such as CNN, Eurosport and the Cartoon Network.

ANTI-MONOPOLY ACT

    Competition in Poland is governed by the Anti-Monopoly Act. The Anti-Monopoly Act established the Anti-Monopoly Office which is responsible for the detection and regulation of monopolistic and other anti-competitive practices. The current Polish anti-monopoly laws with respect to the cable, D-DTH and programming industries are not well established, and the Anti-Monopoly Office has not articulated comprehensive standards that may be applied in an antitrust review in such industries. In general, the Anti-Monopoly Act prohibits such anti-competitive arrangements and practices as:

    - monopolistic agreements;

    - abuse of dominant market position;

    - price-fixing arrangements;

    - division of market arrangements; and

    - creation of market entry barriers.

    If detected, the Anti-Monopoly Office may deem agreements which embody or employ such practices, as null and void. A finding by the Anti-Monopoly Office that the Company's past, present or future operations, agreements or strategic actions constituted violations of the anti-monopoly laws could adversely impact its business, strategy, financial condition or results of operations.

    EXCLUSIVE PROGRAMMING AGREEMENTS. An important factor in determining the commercial value of programming which is distributed by a cable or D-DTH operator is whether such programming is widely available or if such programming is only available on a limited or exclusive basis. Many of the programming agreements that the Company has entered into for its cable networks and its D-DTH service contain exclusivity clauses which restrict or prohibit the provider of such programming from providing such programming to other cable or D-DTH operators. Although such exclusivity clauses are not specifically prohibited under the Anti-Monopoly Act, such agreements may be found unlawful, and therefore unenforceable, if they restrict or hinder competition or otherwise involve the abuse of a dominant position. A decision by the Anti-Monopoly Office to deem one or more of these programming agreements as void due to the fact that it contains an illegal exclusivity clause could have a material adverse effect on the Company's business and financial results in that such a decision would potentially reduce the commercial value of these contracts and could reduce the consumer of appeal of the programming offered on the Company's cable networks and its D-DTH system.

    MARKET DOMINANCE. Although the Anti-Monopoly Act does not preclude an enterprise from occupying a dominant market position, any activities by such enterprise is subject to detailed scrutiny by the Anti-Monopoly Office. Market dominance is often defined as a company's ability to act independently of competitors, contractors, and consumers. Companies that have 40% or more of the market share of the relevant market and do not face significant competition are usually deemed to have market dominance, and therefore face greater scrutiny from the Anti-Monopoly Office. The Anti-Monopoly Office has been granted the power to review a company's past and present activities, including its pricing policies, for potential anti-competitive behavior.

    PRE-NOTIFICATION OF TRANSACTIONS. The Anti-Monopoly Act requires parties to certain types of transactions to notify the Anti-Monopoly Office prior to the consummation of the proposed transaction. Pursuant to the current interpretation of the Anti-Monopoly Office, transactions between non-Polish parties affecting market conditions in Poland may also require notification to the Anti-Monopoly Office. Sanctions for failure to notify the Anti-Monopoly office include the imposition of fines on parties to the transaction at issue. The Company believes that it may be required to obtain the Anti-Monopoly Office's approval for future acquisitions, but the Anti-Monopoly Office may not approve the Company's future acquisitions and dispositions.

    RECENT ANTI-MONOPOLY OFFICE FINDINGS WITH RESPECT TO THE COMPANY AND ITS SUBSIDIARIES. From time to time, the Company receives inquiries from and is subject to review by various divisions of the Anti-Monopoly Office. The Anti-Monopoly Office recently issued a decision that PCI, the Company's major cable operating subsidiary, had achieved a dominant position and abused that dominant position in one of the areas in which it operates by moving certain satellite channels to a different frequency. A number of PCI's subscribers, whose television sets are not equipped to receive the new frequency, received several different channels to replace the channels which had been moved. The Company appealed both the finding of dominance and the finding that PCI acted improperly by moving certain channels to another frequency. The Anti-Monopoly Court modified the Anti-Monopoly Office's decision by ruling that PCI had abused its dominant position by moving certain channels to the new frequency without termination of its agreements with subscribers whose television sets are not equipped to receive the new frequency. The Anti-Monopoly Court did not impose a fine on the Company or its subsidiaries. The Company estimates that less than 1% of its subscribers in the area under review have such television sets and would be affected by the ruling if, in the future, the Company finds it necessary for technical reasons to move channels to another frequency. The Company is appealing both the finding of dominance and the finding that the Company must terminate some of its agreements with certain subscribers before moving channels to another frequency.

    In another market, the Anti-Monopoly Office recently issued a decision that PCI had achieved a dominant position and abused that dominant position by: (1) failing to create a uniform system for customer complaints, (2) increasing rates without providing subscribers a detailed basis for the price increases, and (3) changing the programming line-up without sufficient notice to subscribers. The Anti-Monopoly Office did not impose a fine in connection with its decision. The Company is appealing both the finding of dominance and the finding that it acted improperly in its relations with subscribers.

    In another market, the Anti-Monopoly Office recently issued a decision that PCI had achieved a dominant position and abused that dominant position by issuing to subscribers an offer for the extended basic package in a certain form. The Anti-Monopoly Office imposed a fine of 26,700 zloty (approximately $7,600 at the December 31, 1998 conversion rate). The Company is appealing the fine, the finding of dominance, and the finding that the form of its offer to subscribers was improper.

UNITED KINGDOM

BROADCASTING REGULATION

    All of the channels in the Company's D-DTH service are or will be regulated by U.K authorities (primarily the Independent Television Commission) as satellite television services ("STS"). Under the U.K. Broadcasting Act 1990 (the "Broadcasting Act"), satellite broadcasters established in the U.K. are required to obtain an STS license. The Company has received an STS license for Atomic TV, Wizja 1, Twoja Wizja, Wizja Sport, and Wizja Pogoda. For most of the other channels on Wizja TV, the relevant channel supplier is required to obtain an STS license from the Independent Television Commission. The Independent Television Commission has wide discretion to vary the conditions of licenses issued under the Broadcasting Act or amend its codes (including codes on electronic programming guides, advertising and content) to which U.K.-licensed broadcasters are subject. Under the terms of its Astra transponder agreements, the Company cannot carry programming if the channel supplier does not have a valid broadcast license for that programming. An STS license is issued for an initial period of 10 years but can be renewed.

    The Independent Television Commission has issued a direction to all STS license holders following its investigation into competition issues relating to the practice of channel bundling in the U.K. and has concluded that a number of anti-competitive factors exist in the current pay television market which restrict viewer choice. Under the direction, STS licensees are not allowed (in specified circumstances) to:

    - maintain or enter into certain agreements which contain minimum carriage guarantees (where the licensee is required to carry the channel to a minimum percentage of subscribers); or

    - maintain certain tiering obligations (where the licensee requires a channel to be included in a certain tier) or arrangements with similar effects.

    The Independent Television Commission has not explicitly prohibited the practice of requiring subscribers to buy basic channel packages before being allowed to buy premium channels. However, it is requiring licensees to permit subscribers to buy all available premium channels available from any basic package. The Company believes that the Independent Television Commission will not apply the direction to the channels in the Wizja TV package.

    The Broadcasting Act classifies some persons as "disqualified persons" who are not permitted to hold STS licenses, including (A) any bodies whose objects are wholly or mainly of a political or religious nature and advertising agencies, or (B) any person owned by more than 5% by a disqualified person or otherwise associated with a disqualified person in any manner specified in the relevant provisions of the Broadcasting Act. There are no foreign ownership restrictions which apply to STS licensees. If any person with an interest in excess of 5% of the Company's issued capital stock is or becomes a disqualified person or is or becomes associated with such a disqualified person, or if the Company or any person with an interest in the Company's capital stock does or were to fall within the scope of the restriction, then the Company may not be entitled to hold STS licenses.

    In issuing STS licenses, the Independent Television Commission follows the "establishment" test set out in the European Union's ("EU") Television Without Frontiers Directive which provides that each EU broadcaster should be regulated primarily by the authorities in the member state of the EU where that broadcaster is established, without regard to the country or countries within the EU in which its transmits signal is received. Meanwhile, the 1989 European Convention on Transfrontier Television currently provides that the country in which a broadcaster transmits its programming to a satellite (or the country which grants the broadcast frequency or satellite capacity) has jurisdiction over that broadcaster. However, the 1989 European Convention on Transfrontier Television was recently amended and if this amendment is implemented, the 1989 European Convention on Transfrontier Television would conform to the "establishment" test and authorities in a receiving state would invariably have the power to regulate a broadcaster whose services are intended to be received in that state.

REGULATION OF COMPETITION

    Today, U.K. law controls agreements which affect competition through the Restrictive Trade Practices Act 1976 (the "Restrictive Trade Practices Act"), resale price maintenance through the Resale Price Act 1973 (the "RPA") monopolies and mergers through the Fair Trading Act 1973 (the "Fair Trading Act"), and unilateral anti-competitive practices through the Competition Act of 1980 (the "CA"). The Company is not involved in any current proceedings relating to competition law before the U.K. courts, nor are any investigations which involve the Company underway before any authority exercising powers under the Restrictive Trade Practices Act, the RPA, the CA or Fair Trading Act.

    A new Competition Act which substantially reforms U.K. competition law, replacing most of the current legislation except the Fair Trading Act was given royal assent on November 9, 1998. Under this act, companies have until March 1, 2000 to prepare for the new regime to come into effect. The new regime will introduce provisions based on Articles 85 and 86 of the EC Treaty and will give the U.K. authorities broad investigative powers. For a more detailed description of Articles 85 and 86, see the discussion in "European Union--Regulation of Competition" that follows.

EUROPEAN UNION

BROADCASTING REGULATION

    TELEVISION WITHOUT FRONTIERS DIRECTIVE. The Television Without Frontiers Directive sets forth the following basic principles for the regulation of broadcasting activity in the EU:

    - Each EU broadcasting service should be regulated by the authorities of one member state (the "home member state") and some minimum standards should be required by each member state of all broadcasting services which that state's authorities regulate. (The U.K., which is regarded as the Company's "home member state" for the purposes of its D-DTH services because At Entertainment Limited is established in the U.K. and is the licensed broadcaster of its proprietary channels, has adopted a variety of statutory and administrative measures based on the Directive to give effect to the requirements of the Directive.)

    - Each member state is required to ensure "where practicable and by appropriate means" that broadcasters reserve "a majority proportion of their transmission time" for European works. The Directive does not define the term "where practicable and by appropriate means" and the European Commission has been receiving comments on the interpretation of this Directive.

    - Each member states is required to ensure "where practicable and by appropriate means" that broadcasters reserve at least 10% of their transmission time (excluding time covering news, sports events, games, advertising, teleshopping and teletext services) or, at the option of the member state, 10% of their programming budget, for European works created by producers who are independent of broadcasters. An adequate proportion of the relevant works should be recent works. (Polish-language programming the Company produces or commissions will be counted for the purposes of determining whether any service broadcast by the Company complies with these quotas.)

    - There are restrictions on advertising including restrictions on the timing of commercial breaks, restrictions on the content of advertising, limitations or prohibitions on tobacco, non-prescription drug and alcohol advertising and restrictions limiting commercials to a maximum of 20% of transmission time per hour, subject to an overall limit of 15% per day.

    - There are restrictions on the content of programs to the extent necessary
      (A) to protect minors and (B) to prevent the incitement of hatred on he grounds of race, sex, religion or nationality.

    1989 EUROPEAN CONVENTION ON TRANSFRONTIER TELEVISION. In addition to the Television Without Frontiers Directive, the 1989 European Convention on Transfrontier Television is the other primary source of European regulation affecting television broadcasting in Europe. The 1989 European Convention on Transfrontier Television contains provisions that are substantially similar to the Television Without Frontiers Directive. The 1989 European Convention on Transfrontier Television is effective in those countries which have ratified it. Both the U.K. and Poland have ratified the 1989 European Convention on Transfrontier Television. The 1989 European Convention on Transfrontier Television currently provides that the country in which a broadcaster transmits its programming to the satellite (or, if this is not the case, the country which grants the broadcast frequency or satellite capacity to the broadcaster) has jurisdiction over that broadcaster.

    Neither the Television Without Frontiers Directive nor the 1989 European Convention on Transfrontier Television contains any requirements or restrictions regarding foreign ownership of broadcasters.

    A change to the 1989 European Convention on Transfrontier Television was agreed by member states of the 1989 European Convention on Transfrontier Television on September 9, 1998. This amendment will be effective if and when all member states have signed the amendment or automatically on October 1, 2000, unless a member state objects to such amendment coming into force. This amendment, if it becomes effective, would have three significant effects:

    - First, it would bring the 1989 European Convention on Transfrontier Television into conformity with the Television Without Frontiers Directive's "establishment" test, providing that a broadcaster should be regulated primarily by the authorities in the 1989 European Convention on Transfrontier Television country in which the broadcaster is established.

    - Second, this amendment would provide that when a broadcaster engages in conduct that constitutes an "abuse of rights", the broadcaster would become subject to the laws of the country of reception. Under this amendment, an "abuse of rights" would occur when a broadcaster's channel is wholly or principally directed at a country, other than that where it is established, for the purpose of evading the laws of that country in the areas covered by the 1989 European Convention on Transfrontier Television. (The Company believes that its broadcasting into Poland from the U.K. would not constitute an "abuse of rights" under this amendment because it has valid business reasons for broadcasting from the U.K. and it has not established its broadcasting facilities in the U.K. in order to evade Polish laws in the areas covered by the 1989 European Convention on Transfrontier Television. An adverse decision on this issue, if this amendment becomes effective and Poland decides to invoke it against the Company's broadcasts emanating from the U.K. could prevent the Company from broadcasting its programming package.)

    - Third, this amendment would allow parties to the 1989 European Convention on Transfrontier Television to designate that certain important events (E.G., major sporting events) cannot be broadcast exclusively by a single television station so as to deprive a large proportion of the public of that 1989 European Convention on Transfrontier Television country from seeing the event live or on a deferred coverage basis on free (broadcast) television, and also to ensure that broadcasters under the jurisdiction of one 1989 European Convention on Transfrontier Television country cannot purchase exclusive rights to major events specified by another 1989 European Convention on Transfrontier Television country which would deprive a large proportion of the public in such member countries of the 1989 European Convention on Transfrontier Television from seeing the specified event on a live or deferred coverage basis on free (broadcast) television. (If this amendment becomes effective and if it were applied to the Polish pay television rights to certain sporting events purchased on an exclusive basis by us, the Company may lose the right to broadcast such events in Poland on an exclusive basis and may not be able to acquire the exclusive Polish pay television rights to such events and to similar events in the future.)

    The 1989 European Convention on Transfrontier Television currently provides that where a broadcaster under the jurisdiction of one member country of the 1989 European Convention on Transfrontier Television transmits advertisements which are directed specifically at audiences in another member country of the 1989 European Convention on Transfrontier Television, such advertisements must comply with the advertising rules of the receiving member state. This rule will require advertisements inserted in the channels the Company distributes to comply with both Polish advertising rules as well as the rules applicable in the jurisdiction in which the broadcaster is licensed.

    TELEVISION WITHOUT FRONTIERS DIRECTIVE ON THE USE OF STANDARDS IN TRANSMISSION OF TELEVISION SIGNALS. The EU Directive on the Use of Standards in Transmission of Television Signals has been implemented into U.K. law by the Advanced Television Services Regulations 1996 and also the Conditional Access Class License ("CAC License") which are enforced by the U.K. Office of Telecommunications ("Oftel"). The CAC License addresses several issues relating to digital television, including pricing of conditional access services and set top box subsidies, how electronic programming guides can be made competitively neutral, and potential operation of more than one smartcard by competing broadcasters. Although the Directive and the CAC License do not currently apply to the Company's D-DTH broadcasting services since they are not transmitted to viewers in the EU, Poland would be required to implement the provisions of that the Directive if it joined the EU. In addition, because At Entertainment Limited (as the Company's license holding company) will be subject to the jurisdiction of the Independent Television Commission and will be established in the U.K., it is possible that, in the future, Oftel may seek to assert jurisdiction over the activities of this subsidiary in these areas including in relation to conditional access services.

    TELEVISION WITHOUT FRONTIERS DIRECTIVE ON THE LEGAL PROTECTION OF CONDITIONAL ACCESS SERVICES. In November 1998, the European Commission adopted a directive on the Legal Protection of Conditional Access Services which, among other things, aims to protect legitimate pay television services against abusive practice, such as pay television piracy. It requires EU member states to prohibit the manufacture, import, distribution, rental, sale, possession, installation, maintenance, replacement or marketing of illicit devices. If Poland joins the EU, it would also have to implement such protections.

REGULATION OF COMPETITION

    EC competition law governs agreements which prevent, restrict or distort competition and prohibits the abuse of dominant market positions through Articles 85 and 86 of the EC Treaty.

    Article 85 (1) renders unlawful agreements and concerted practices which may affect trade between member states and which have as their object or effect the prevention, restriction or distortion of competition within the member states of the European Community/European Economic Area. Article 85 (2) voids the offending provision or the entire agreement, if the offending parts are not severable. Article 85 (3) allows for exemption from the provisions of Articles 85 (1) and 85 (2) for agreements whose beneficial effects in improving production or distribution or promoting technical or economic progress outweigh their restrictive effects, provided that consumers receive a fair share of the benefit, that competition will not be eliminated and that no unnecessary restrictions are accepted. Such an exemption may only be granted by the European Commission and notification to that body is essential to secure this protection.

    Article 86 prohibits undertakings from abuse of a dominant market position in the EC or a substantial part of it, in so far as the abuse may affect trade between member states. A company may be dominant in several member states or part of a single member state. A company enjoys a dominant position whenever it possesses such market strength that it can act to an appreciable extent independently of its competitors and customers. Generally speaking, a market share of as little as 40% can raise concern that a form may be dominant. However, dominance is not unlawful PER SE; only the abuse of a dominant position is prohibited by Article 86. Any action that is designed to, or could, seriously injure competitors, suppliers, distributors, or consumers is likely to raise issues under Article 86.

    The European Commission has the power to fine heavily (up to 10% of a group's annual worldwide turnover) in relation to a breach of Article 85 or in relation to abusive conduct under Article 86. Agreements or practice that breach these provisions will be void and unenforceable in national courts and third parties that suffer loss as a result of a breach of Article 85 or Article 86 can sue for damages and/or seek injunction relief. The Company does not believe that any of its current agreements infringe Article 85(1) or Article 86 and therefore does not intend to bring them to the attention of the European Commission. If the European Commission were to find the agreements infringed Article 85(1) or
Article 86, the agreements would be void and unenforceable. The parties could also be fined and liable to damages to third parties.

POLAND'S EU MEMBERSHIP APPLICATION

    In 1994 Poland made an official application for membership of the EU. Negotiations on the terms of Poland's proposed admission to the EU commenced in March 1998. If Poland joins the EU, it would be required to implement and obey all of the laws and regulations emanating from the European Commission, including the Television Without Frontiers Directive and EC competition law in their then current versions.

ITEM 2. PROPERTIES

    On December 31, 1998, the Company owned equipment used for its cable television and D-DTH businesses, including 108 satellite receivers for cable networks, and approximately 4,378 kilometers of cable plant. The Company has approximately 210 lease agreements for offices, storage spaces and land adjacent to the buildings. The total area leased amounts to approximately 30,100 square meters (most of which is land adjacent to buildings). The areas leased by the Company range from approximately 10 square meters up to more than 1,800 square meters. The agreements are for specified and unspecified periods of time and those for an unspecified period may be terminated with relatively short notice periods by either party, usually three months.

    The Company has entered into conduit leases with TPSA (the Polish national telephone company) and, in certain cases, with other entities. The majority of the TPSA leases require the Company to bear the costs of the maintenance of the cables. The Company may not sublease the conduit or cables or allow a third party to use the conduits or cables free of charge without TPSA's consent. The rental charge for the conduit is usually determined on each 100 meters of conduit occupied. The agreements also contain indexation clauses for rent adjustment purposes based on the change of U.S. dollar exchange rates or on the increase of real maintenance costs. A substantial portion of the Company's contracts with TPSA for the use of such conduits permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause. Any termination by TPSA of such contracts could result in the Company losing its permits, the termination of agreements with cooperative authorities and programmers, and an inability to service customers with respect to the areas where its networks utilize the conduits that were the subject of such TPSA contracts. For a list of the reasons for which TPSA can terminate a conduit agreement, the proportion of the Company's cable subscribers serviced by conduits leases subject to immediate termination and the consequences to the Company of the loss of those conduit leases, see "Business--Cable Operations-- Technology and Intrastructure."

    The Company believes that its existing owned properties, lease agreements and conduit agreements are adequate for purposes of the Company's cable television operations, although additional space and conduits will be needed in the future if the Company acquires other cable television networks.

    In connection with the establishment of its D-DTH service and the development of its programming business, the Company has leased office space and premises providing satellite receiving (to receive programs from suppliers), production, post-production and program packaging facilities. The space is located in Maidstone, U.K.

    The Company believes that its existing owned properties, lease agreements and conduit agreements are adequate for the Company's D-DTH and programming operations, although additional space may be needed in the future for the Company's programming production activities.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's business financial condition or results of operations.

    Two of the Company's cable television subsidiaries, Telewizja Kablowa Gosat-Service Sp. z o.o. and PTK S.A., and four unrelated Polish cable operators and HBO Polska Sp. z o.o. ("HBO Polska") have been made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o.o., an indirect partially-owned subsidiary of Canal+ S.A. The lawsuit was filed in the Provincial Court in Warsaw, XX Economic Division (Sad Wojewodzki w Warszawie, Wydzial XX Gospodarczy) (the "Court"). The main defendant in the proceedings is HBO Polska which is accused of broadcasting HBO television programming in Poland without a license from the Polish National Radio and Television Council as required by the Polish Television Act and thereby undertaking an activity constituting an act of unfair competition. The plaintiff has asked the Court to order HBO Polska to cease broadcasting of its programming in Poland until it has received a broadcasting license from the Polish National Radio and Television Council, and that the defendant cable operators be ordered (i) to cease carrying the HBO Polska programming on their cable networks in Poland until HBO Polska has received a broadcasting license from the Polish National Radio and Television Council, (ii) not to use their current filters for the purpose of unscrambling the HBO Polska programming, and (iii) in the future, to use effective encoding systems and systems of controlled access to the HBO Polska programming. The Company does not believe that the lawsuit will have a material adverse effect on its business operations.

    On April 17, 1998, the Company signed a letter of intent with Telewizyjna Korporacja Partycypacyjna S.A. ("TKP") and the shareholders of TKP, namely, Canal+ S.A., Agora S.A., and PolCom Invest S.A. which provided for bringing together the Company's Wizja TV programming platform and the Canal+ Polska premium pay television channel and for the joint development and operation of a D-DTH service in Poland. The letter of intent called for the Company to invest approximately $112 million in TKP, and to sell substantially all of the Company's D-DTH and programming assets to TKP for approximately $42 million. The TKP joint venture was to be owned 40% by the Company, 40% by Canal+ S.A., 10% by Agora S.A. and 10% by PolCom Invest S.A, The letter of intent contained a standstill provision whereby neither the Company nor TKP could, for a period of 45 days after the execution of the letter of intent, launch any digital pay television service. As a result, the Company postponed its launch of the Wizja TV programming package and its D-DTH service which was originally scheduled for April 18, 1998. The establishment of the joint venture was subject to the execution of definitive agreements, regulatory approvals and certain other closing conditions.

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

    The Company has demanded TKP to pay the Company the $5 million break-up fee as a result of the failure to execute the definitive agreements by the signature date. While the Company was waiting for the expiration of the 10-day period for payment of the break-up fee, TKP initiated arbitration proceedings before a three-member arbitration panel in Geneva, Switzerland. In the arbitration proceedings TKP and its shareholders contend that the Company breached the letter of intent, that such breach was the cause of the parties' failure to agree and execute the definitive agreements, and that the Company is therefore liable for $10 million in damages under the letter of intent. In its response the Company denies these allegations and claims that TKP is liable for at least $15 million in damages pursuant to the letter of intent.

    This $15 million figure is composed of a claim for a $5 million break-up fee, $5 million in damages due to the claim that TKP and its shareholders breached the letter of intent, thereby causing the parties' failure to agree and execute the definitive agreements, and at least $5 million as an indemnification for liabilities incurred by the Company as a result of certain actions taken with respect to assets to be acquired or contracts to be assumed by TKP.

    The Company does not believe that the arbitration proceedings will have a material adverse effect on its business, financial condition or results of operations.

    For a discussion of certain Anti-Monopoly Office's findings relating to the Company, see "Regulation--Poland--Anti-Monopoly Act."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    @ Entertainment, Inc.'s common stock is traded on the Nasdaq National Market under the trading symbol "ATEN". The high and low sales prices for @ Entertainment's common stock for each full quarterly period during 1998 are as follows:

QUARTER ENDING                                                                                  HIGH        LOW
--------------------------------------------------------------------------------------------  ---------  ---------
March 31, 1998..............................................................................  $  14.563  $  10.250
June 30, 1998...............................................................................  $  19.000  $  11.000
September 30, 1998..........................................................................  $  14.125  $   8.375
December 31, 1998...........................................................................  $   9.125  $   3.875

    @ Entertainment has not paid cash dividends on its common stock since its initial public equity offering.

DESCRIPTION OF CAPITAL STOCK

    Set forth below is certain information concerning @Entertainment's capital stock and a brief summary of the material provisions of @Entertainment's capital stock, Certificate of Incorporation ("Certificate") and Bylaws. This description does not purport to be complete and is qualified in its entirety by reference to @Entertainment's Certificate and Bylaws.

    @Entertainment is authorized to issue 90,002,500 shares of capital stock, of which (i) 70,000,000 shares are common stock, (ii) 20,002,500 shares are preferred stock of which 2,500 shares have been designated Series B Preferred Stock, par value of $0.01 per share, (iii) 50,000 shares are cumulative preference stock of which 45,000 shares have been designated Series A 12% Cumulative Preference Shares and 5,000 shares have been designated Series B 12% Cumulative Preference Shares. The 2,500 shares of Series B Preferred Stock were converted into 4,862,000 shares of common stock at the completion of the initial public equity offering.

    At March 18, 1999, there were 33,406,000 shares of Common Stock, 45,000 shares of Series A 12% Cumulative Preference Shares, and 5,000 shares of Series B 12% Cumulative Preference Shares outstanding and fully paid. In addition, there were warrants to purchase 9,138,179 shares of common stock and 3,298,000 options to purchase common stock outstanding.

COMMON STOCK

    DIVIDENDS. Holders of common stock are entitled to dividends when, as and if declared by the Board of Directors.

    VOTING RIGHTS. Holders of common stock are entitled to one vote per share on all matters submitted to the stockholders of the Company.

    Under Delaware law, the affirmative vote of a majority of the outstanding shares of common stock are required to approve, among other things, a change in the designations, preferences or limitations of the shares of common stock.

    LIQUIDATION RIGHTS. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably all assets available for distribution after payment in full of creditors and distributions to preferred stockholders.

CUMULATIVE PREFERENCE SHARES

    At March 18, 1999, there were 45,000 Series A 12% Cumulative Preference Shares and 5,000 Series B 12% Cumulative Preference Shares of @Entertainment outstanding (collectively, the "Cumulative Preference Shares") with an aggregate liquidation preference of $50 million plus an amount equal to the accumulated and unpaid dividends.

    This summary of the material provisions of the Cumulative Preference Shares is not complete and is subject to, and is qualified in its entirety by reference to, all the provisions of the certificate of designation relating thereto (the "Certificate of Designation"), a copy of which is available upon request from the Company. Whenever particular defined terms of the Certificate of Designation not otherwise defined herein are referred to, such defined terms shall be incorporated herein by reference. The Cumulative Preference Shares are fully paid and non-assessable, and the holders thereof do not have any subscription or preemptive rights related thereto.

RANKING

    RANKING OF CUMULATIVE PREFERENCE SHARES. The Cumulative Preference Shares rank (i) senior to the Common Stock and to each other class of capital stock or series of preference shares of the Company established after January 27, 1999 the terms of which expressly provide that such class or series will rank junior as to dividend distributions and distributions upon the liquidation, winding-up and dissolution of the Company (collectively referred to with the common stock as "Junior Securities"); (ii) on a parity with each other class of capital stock or series of preference shares issued by the Company the terms of which expressly provide that such class or series will rank on a parity with the Cumulative Preference Shares as to dividend distributions and distributions upon the liquidation, winding-up and dissolution of the Company (collectively referred to as "Parity Securities"), and (iii) junior to each other class of capital stock or series of preference shares issued by the Company the terms of which expressly provide that such class or series will rank senior to the Cumulative Preference Shares as to dividend distributions and distributions upon the liquidation, winding-up and dissolution of the Company (any such series of preference shares, collectively referred to as "Senior Securities"). The Cumulative Preference Shares are junior to all liabilities and obligations (whether or not for borrowed money) of the Company, except where liabilities to holders of Cumulative Preference Shares are actual liabilities of the Company (in which case they will rank equal with liabilities of other unsecured debtors). The respective definitions of Junior Securities, Parity Securities or Senior Securities shall also include any rights or options exercisable for or convertible into any of the Junior Securities, Parity Securities or Senior Securities, as the case may be. The Cumulative Preference Shares shall be subject to the creation of Junior Securities, Parity Securities and Senior Securities.

    PROHIBITED ACTIVITIES. The Certificate of Designation provides that the Company and the Board of Directors may not (i) authorize, create (by way of reclassification or otherwise), issue or designate any Parity Securities or Senior Securities or any obligation or security convertible or exchangeable into, or evidencing the right to purchase, shares of any class or series of Parity Securities or Senior Securities or (ii) repurchase, redeem or otherwise retire, set aside funds for payment (except as provided below with respect to the payment of dividends) with respect to any Junior Securities or Parity Securities at any time if any Cumulative Preference Shares are outstanding (except if such Junior Securities are repurchased, redeemed or otherwise retired solely in exchange for other Junior Securities, and/or except if such Parity Securities are repurchased, redeemed or otherwise retired solely in exchange for other Parity Securities), without the approval of the holders of at least
66 2/3% of the shares of Cumulative Preference Shares.

DIVIDENDS

    CALCULATION OF DIVIDENDS. Holders of Cumulative Preference Shares are entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available therefor, preferential dividends on the Cumulative Preference Shares at a rate of 12% per annum. The right to dividends on the Cumulative Preference Shares are cumulative (whether or not earned or declared) from January 27, 1999 and will, to the extent not paid, bear additional cumulative dividends. The initial liquidation preference is $50 million in the aggregate (the "Initial Liquidation Preference"). All accumulated unpaid dividends on the Initial Liquidation Preference shall compound semi-annually at the annual dividend rate of 12% from the preceding dividend payment date (from the date of original issuance in the case of the first dividend period). Dividends (whether or not earned or declared) will cumulate on a daily basis from the original issue date and will be payable semi-annually in arrears on March 31 and September 30 of each year, commencing on March 31, 1999 (each a "Dividend Payment Date") to holders of record on the fifteenth day immediately preceding the relevant Dividend Payment Date. The Initial Liquidation Preference plus any accumulated and unpaid dividends are referred to herein as "Accreted Liquidation Preference." In addition, the Cumulative Preference Shares will have a dividend preference in respect of any accumulated and unpaid cash dividends thereon over unpaid dividends accrued on the Junior Securities until such dividends on the Cumulative Preference Shares are paid in full in cash.

    Dividends payable for each full Dividend Period for the Cumulative Preference Shares shall be computed by dividing the annual rate by two. The amount of dividends payable for the initial Dividend Period, or any other period shorter or longer than a full Dividend Period, on the Cumulative Preference Shares shall be computed on the basis of twelve 30-day months and a 360-day year. Holders of Cumulative Preference Shares shall not be entitled to any dividends, whether payable in cash, property or stock, in excess of cumulative dividends, as herein provided, on the Cumulative Preference Shares.

    ADDITIONAL DIVIDEND OBLIGATION. If (i) any dividend (or portion thereof) payable on any Dividend Payment Date after March 31, 2004 is not declared or paid in full in cash on such Dividend Payment Date, (ii) the Company fails to pay at the final stated maturity (giving effect to any extensions thereof) the principal amount of any Indebtedness (as defined in the Indentures) of the Company, or the final stated maturity of such Indebtedness is accelerated, if the aggregate principal amount of such Indebtedness that is in default for failure to pay principal at the final stated maturity (giving effect to any extensions thereof) or that has been accelerated, aggregates $25 million or more at any time, (iii) the Company fails to comply for 30 days with its obligations to provide to the holders of the Cumulative Preference Shares the information described in "--Certain Covenants--Reports" and fails to cure such non-compliance within 30 days of receipt of notice from any holder of Cumulative Preference Shares, or (iv) a Shelf Registration Statement (as such term is defined in the Preference Registration Rights Agreement dated January 27, 1999 between the Company and the initial holders of the Cumulative Preference Shares) covering the resale of the Cumulative Preference Shares (x) is not declared effective on or before July 7, 1999 or (y) is unavailable during any 360-day period for a period of more than 60 consecutive days or two periods of more than an aggregate of 90 days, the rate at which dividends shall accrue on the Cumulative Preference Shares shall increase to an annual rate of 13% of the Accreted Liquidation Preference per share of Cumulative Preference Shares; provided however that such annual rate of 13% shall only apply during the period that begins on the date on which the deficiency described in (i), (ii), (iii) or
(iv) above has occurred and until the Company has cured the deficiency under
(i), (ii), (iii) or (iv) of this paragraph, as the case may be.

    So long as any Cumulative Preference Shares are outstanding, no dividends, except as described in the next succeeding sentence, shall be declared or paid or set apart for payment on Parity Securities for any period unless (a) in each case (i) full cumulative dividends have been or contemporaneously are declared and paid in full in cash or declared and (ii) a sum sufficient for the payment thereof set apart for such payment on the Cumulative Preference Shares for all Dividend Periods terminating on or prior to the date of payment of the dividend on such class or series of Parity Securities, or (b) unless approved by the holders of at least 66 2/3% of the Cumulative Preference Shares. When dividends are not paid in full or a sum sufficient for such payment is not set apart, as aforesaid, all dividends declared upon the Cumulative Preference Shares and all dividends declared upon any other Parity Securities shall be declared ratably in proportion to the respective amounts of dividends accumulated and unpaid on the Cumulative Preference Shares and accumulated and unpaid on such Parity Securities.

    So long as any shares of the Cumulative Preference Shares are outstanding, no dividends (other than dividends or distributions paid in shares of, or options, warrants or rights to subscribe for or purchase shares of, Junior Securities) shall be declared or paid or funds set apart for payment or other distribution declared or made upon Junior Securities, nor shall any Junior Securities be redeemed, repurchased or otherwise retired, nor may funds be set apart for payment with respect thereto (all such dividends, distributions, redemptions or purchases being hereinafter referred to as a "Junior Securities Distribution") for any consideration (or any moneys be paid to or made available for a sinking fund for the redemption of any shares of any such stock) by the Company, directly or indirectly (except by conversion into or exchange for Junior Securities), unless (a) in each case (i) the full cumulative dividends on all outstanding shares of the Cumulative Preference Shares and any other Parity Securities shall have been paid or set apart for payment for all past Dividend Periods with respect to the Cumulative Preference Share and all past dividend periods with respect to such Parity Securities and (ii) sufficient funds shall have been paid or set part for the payment of the dividend for the current Dividend Period with respect to the Cumulative Preference Shares and the current dividend period with respect to such Parity Securities or (b) unless approved by the holders of at least 66 2/3% of Cumulative Preference Shares.

    RECORD HOLDERS ELIGIBLE TO RECEIVE DIVIDEND PAYMENT AND METHOD OF
PAYMENT. On each dividend payment date, the Company shall deliver to the transfer agent for the Cumulative Preference Shares (for delivery to holders of Cumulative Preference Shares) a notice stating the amount of accumulated and unpaid dividends through and including such dividend payment date. Dividends declared on the Cumulative Preference Shares will be payable to the record holders thereof as they appear on the register for such Cumulative Preference Shares on the appropriate record dates, which will be 15 days prior to the relevant dividend payment dates. Subject to any applicable fiscal or other law or regulation, it is currently intended that each such payment with respect to the Cumulative Preference Shares will be made by wire transfer to the accounts of the holders of the Cumulative Preference Shares designated by such holders, including through direction to The Depositary Trust Company or its nominee ("DTC"). All payments in respect of the Cumulative Preference Shares will be made in US Dollars. If any date on which dividends are payable on the Cumulative Preference Shares is not a date on which banks in The City of New York are open for business, and on which foreign exchange dealings may be conducted in such cities (a "business day"), then payment of the dividend on such date shall be made on the next business day.

    RESTRICTIONS ON COMPANY'S ABILITY TO PAY CASH DIVIDENDS. All of the Indentures which govern the Company's outstanding indebtedness do, and any future debt instruments are expected to, further restrict the Company's ability to pay dividends in cash.

REDEMPTION

    MANDATORY REDEMPTION. On January 30, 2010 (the "Mandatory Redemption Date"), the Company will be required to redeem all outstanding Cumulative Preference Shares, at a price in US Dollars equal to the Initial Liquidation Preference thereof plus all accumulated and unpaid dividends thereon (if any) to the date of redemption. The Company will not be required to make sinking fund payments with respect to the Cumulative Preference Shares.

    Holders of the Cumulative Preference Shares will not be able to require the Company to redeem the Cumulative Preference Shares prior to the Mandatory Redemption Date unless all senior indebtedness of the Company then outstanding under the Indentures shall have been redeemed. If, pursuant to the preceding sentence, the holders of the Cumulative Preference Shares are allowed to require the Company to redeem the Cumulative Preference Shares prior to the Mandatory Redemption Date, they may do so only (i) in the event that there occurs a Change in Control of the Company, as such term is defined in any of the Indentures,
(ii) with the proceeds from certain asset sales of over $25 million (in the event that the

Company does not use such proceeds as described in "Limitation on Sale of Assets", as such limitation is described in any of the Indentures) or (iii) when all bank indebtedness then outstanding and all senior indebtedness then outstanding pursuant to the Indentures of the Company is redeemed or repaid. In the event that the terms and conditions in both of the preceding sentences are satisfied for causing a redemption of the Cumulative Preference Shares, then the Company shall within 15 days after the date of the event that gives rise to such redemption obligation mail written notice to all of the holders of record of the Cumulative Preference Shares indicating that such holders may request that their shares be redeemed and indicating a record date for such redemption, which date shall not be less than 45 nor more than 75 days after the date of such notice. After receipt of such notice, a holder of record may require that the Company redeem his Cumulative Preference Shares by providing the Company with a written response not more than 15 days after the date of such notice and such written response shall provide the number of shares of Cumulative Preference Shares that such holder proposes to tender for redemption. The Company shall, not more than 75 days after the date of its notice to holders, cause the redemption to occur, to the extent that the Company shall have funds legally available for such payment in full.

    Cumulative Preference Shares which have been issued and reacquired in any manner, including shares purchased or redeemed, shall (upon compliance with any applicable provisions of the laws of the State of Delaware) have the status of unauthorized and unissued shares of the class of Preference Shares undesignated as to series and may be redesignated and reissued as part of any series of the Preference Shares; PROVIDED that no such issued and reacquired shares of Cumulative Preference Shares shall be reissued or sold with the same rights as the Cumulative Preference Shares, expect in compliance with the provisions of the Certificate of Designation.

    If the Company is unable or shall fail to discharge its obligation to redeem all outstanding shares of Cumulative Preference Shares on the Mandatory Redemption Date (the "Mandatory Redemption Obligation"), the Mandatory Redemption Obligation shall be discharged as soon as the Company is able to discharge such Mandatory Redemption Obligation. If and so long as any Mandatory Redemption Obligation with respect to the Cumulative Preference Shares shall not be fully discharged, the Company shall not (i) directly or indirectly, redeem, purchase, or otherwise acquire any Parity Security or discharge any mandatory or optional redemption, sinking fund or other similar obligation in respect of any Parity Securities (except in connection with a redemption, sinking fund or other similar obligation to be satisfied PRO RATA with the Cumulative Preference Shares) or (ii) declare or make any Junior Securities Distribution, or, directly or indirectly, discharge any mandatory or optional redemption, sinking fund or other similar obligation in respect of the Junior Securities.

    OPTIONAL REDEMPTION. The Company at its option may, but shall not be required to, redeem in US Dollars for cash the Cumulative Preference Shares, including any Series B Cumulative Preference Shares, at any time on or after March 31, 2000, in whole or in part, at the redemption price of 112% of the sum of (i) the Initial Liquidation Preference thereof and (ii) accumulated and unpaid dividends, if any, to the date of redemption.

    No optional redemption may be authorized unless on or prior to such redemption full unpaid cumulative dividends shall have been paid or a sum set apart for such payment on the Cumulative Preference Shares. The Company's ability to effect an optional redemption will be subject to contractual and other restrictions thereto and to its ability to pay dividends. In the case of an optional redemption, the Cumulative Preference Shares to be redeemed will be redeemed on a pro rata basis (or on as nearly a pro rata basis as practicable).

    PROCEDURE FOR REDEMPTION. On and after the redemption date, unless the Company defaults in the payment of the applicable redemption price, dividends will cease to accumulate on Cumulative Preference Shares called for redemption and paid for and all rights of holders of such Cumulative Preference Shares will terminate except for the right to receive the redemption price. The Company will send a written notice of redemption by first class mail to each holder of record of Cumulative Preference Shares, not fewer than 30 days nor more than 60 days prior to the date fixed for such redemption.

LIQUIDATION PREFERENCE

    Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Cumulative Preference Shares will be entitled to be paid, out of the assets of the Company available for distribution, the Initial Liquidation Preference in US Dollars, plus an amount in cash equal to any accumulated, declared and unpaid dividends thereon to the date fixed for liquidation, dissolution or winding-up or other similar proceeding of the Company (including an amount equal to a prorated dividend for the period from the last Dividend Payment Date to the date fixed for liquidation, dissolution or winding-up), before any distribution is made on any Junior Securities, including, without limitation, on the Common Stock. If upon any voluntary or involuntary liquidation, dissolution or winding-up of the Company the amounts payable with respect to the Cumulative Preference Shares and all other Parity Securities are not paid in full, the holders of the Cumulative Preference Shares and the Parity Securities will share equally and ratably in any distribution of assets of the Company in proportion to the full liquidation preference and accumulated and unpaid dividends to which each is entitled. The initial liquidation preference of the Cumulative Preference Shares will be $50 million in the aggregate. After payment of the full amount of the liquidation preferences and accumulated and unpaid dividends to which they are entitled, holders of Cumulative Preference Shares will not be entitled to any further participation in any distribution of assets of the Company. However, neither the sale, conveyance, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all of the property or assets of the Company nor the consolidation or merger of the Company with or into one or more corporations or other entities shall be deemed to be a liquidation, dissolution or winding-up of the Company.

    The Certificate of Designation does not contain any provision requiring funds to be set aside to protect the liquidation preference of the Cumulative Preference Shares although such liquidation preference will be substantially in excess of the par value of such shares of Cumulative Preference Shares. In addition, the Company is not aware of any provision of Delaware law or any controlling decision of the courts of the State of Delaware (the state of incorporation of the Company) that requires a restriction upon the surplus of the Company solely because the liquidation preference of the Cumulative Preference Shares will exceed its par value. Consequently, there will be no restriction upon the surplus of the Company solely because the liquidation preference of the Cumulative Preference Shares will exceed its par value, and there will be no remedies available to holders of the Cumulative Preference Shares before or after the payment of any dividend, other than in connection with the liquidation of the Company, solely by reason of the fact that such dividend would reduce the surplus of the Company to an amount less than the difference between the liquidation preference of the Cumulative Preference Shares and its par value.

VOTING RIGHTS

    RIGHT OF HOLDERS OF CUMULATIVE PREFERENCE SHARE AND HOLDERS OF SERIES B CUMULATIVE PREFERENCE SHARES, IF ANY, TO VOTE. Holders of Cumulative Preference Shares (including holders of Series B Cumulative Shares, if any) have no voting rights with respect to general corporate matters except as provided by law or as set forth in the Certificate of Designation. The Certificate of Designation provides for notice and a vote by such holders of Cumulative Preference Shares (including holders of Series B Cumulative Shares, if any) in certain matters. The holders of at least 66 2/3% of the then outstanding shares of Cumulative Preference Shares (including outstanding Series B Cumulative Preference Shares, if any) must affirmatively approve or consent to any resolution which proposes to (i) authorize, create or issue or designate any class of Senior Securities or Parity Securities, (ii) waive compliance with any provision of the Certificate of Designation (except for such provisions which require the consent or approval of all holders of the Cumulative Preference Shares, including the Series B Cumulative Preference Shares, if any) or

(iii) repurchase, redeem or otherwise retire, set aside funds for payment (except as provided below with respect to the payment of dividends) with respect to any Junior Securities or Parity Securities at any time if any Cumulative Preference Shares, including any Series B Cumulative Preference Shares, are outstanding (except if such Junior Securities are repurchased, redeemed or otherwise retired solely in exchange for other Junior Securities, and/or except if such Parity Securities are repurchased, redeemed or otherwise retired solely in exchange for other Parity Securities). In addition all holders of the then outstanding shares of Cumulative Preference Shares, voting as a single class, must affirmatively approve or consent to any resolution which proposes to modify, change, affect or amend in any manner the economic or ranking provisions of the Cumulative Preference Shares so as to adversely affect the rights, preferences or privileges of the Cumulative Preference Shares.

    In exercising the voting rights, each share of Cumulative Preference Shares shall have one vote per share, except that when any other series of Preference Shares shall have the right to vote with the Cumulative Preference Shares as a single class on any matter, the Cumulative Preference Shares and such other series shall have with respect to such matters one vote per $1,000 of stated liquidation preference. Except as otherwise required by applicable law or as set forth herein, the shares of Cumulative Preference Shares shall not have any relative, participating, optional or other special voting rights and powers and the consent of the holders thereof shall not be required for the taking of any corporate action.

    Under Delaware law, holders of Cumulative Preference Shares are entitled to vote as a class upon a proposed amendment to the certificate of incorporation, whether or not entitled to vote thereon by the certificate of incorporation, if the amendment would increase or decrease the par value of the shares of such class, or alter or change the powers, preferences or special rights of the shares of such class so as to affect them adversely.

    BOARD REPRESENTATION. The holders of the Series A Cumulative Preference Shares shall have the right to appoint two directors to the Board (such directors referred to herein as the "Series A Directors") so long as the holders of the Series A Cumulative Preference Shares hold at least 30% of the Cumulative Preference Shares (including the Series B Cumulative Preference Shares) and at least 30% of the sum of the outstanding Preference Warrants and the shares of Common Stock issued upon exercise of any Preference Warrants.

    BOARD APPROVAL REQUIRED FOR CERTAIN MATTERS. A majority of the Board of the Company, including at least one of the two Series A Directors, must approve the following resolutions before they can become effective and binding on the
Company: (a) any resolution to reduce the capital of the Company by way of a reduction of capital paid up on the Cumulative Preference Shares, to vary or abrogate any of the rights attaching to the Cumulative Preference Shares, including any resolution for the creation or issuance of any class or series of shares ranking prior to or on a parity with the Cumulative Preference Shares with respect to dividends or the distribution of assets on a winding-up or liquidation of the Company, (b) any resolution proposing the liquidation, winding-up or reorganization of the Company, or the sale, conveyance, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all of the property or assets of the Company or the consolidation or merger of the Company with or into one or more corporations or other entities, (c) any resolution to sell, assign, convey, lease, transfer or otherwise dispose of assets or property of the Company if the value of such disposed assets of property is more that $25 million (other than in the case of any such disposition by the Company or any Restricted Subsidiary to any Restricted Subsidiary or by any Restricted Subsidiary to the Company), (d) any resolution to sell, assign, convey, or transfer, or otherwise dispose of the capital stock of any of the Significant Subsidiaries (as defined in the Indentures) if the value of such capital stock is more than $10 million (other than in the case of any such disposition by the Company or any Restricted Subsidiary to any Restricted Subsidiary or by any Restricted Subsidiary to the Company), (e) any resolution or resolutions proposing to incur senior bank indebtedness or unsubordinated indebtedness which alone or in aggregate amount to $125 million or more, (f) any resolution proposing the declaration of bankruptcy or insolvency with respect to the Company or any Significant Subsidiary, or (g) any resolution proposing to materially alter the stated maturity of the senior unsubordinated debt outstanding under the Indentures or the terms of the restrictive covenants of the Indentures.

    SALE OR TRANSFER OF SERIES A CUMULATIVE PREFERENCE SHARES. If the holders of the Series A Cumulative Preference Shares cease to hold at least 30% of the Company's Cumulative Preference Shares (including Series B Cumulative Preference Shares), and at least 30% of the sum of the outstanding Preference Warrants and the shares of Common Stock issued upon exercise of any Preference Warrants, the rights of the holders of the Series A Cumulative Preference Shares set forth under "--Board Representation" and "--Board Approval Required for Certain Matters" will terminate forever.

    In exercising the voting rights, each share of Cumulative Preference Shares shall have one vote per share, except that when any other series of Preference Shares shall have the right to vote with the Cumulative Preference Shares as a single class on any matter, the Cumulative Preference Shares and such other series shall have with respect to such matters one vote per $1,000 of stated liquidation preference. Except as otherwise required by applicable law or as set forth herein, the shares of Cumulative Preference Shares shall not have any relative, participating, optional or other special voting rights and powers and the consent of the holders thereof shall not be required for the taking of any corporate action.

    If the holders of the Series A Cumulative Preference Shares sell, transfer, pledge, dispose or encumber in any manner any Series A Cumulative Preference Shares, such Series A Cumulative Preference Shares will be automatically converted on a share-for-share basis into Series B Cumulative Preference Shares. The Series B Cumulative Preference Shares shall have substantially identical rights and preferences as the Series A Cumulative Preference Shares, except that the Series B Cumulative Preference Shares will not have any of the rights to appoint directors or require board approval for certain matters.

    HOLDERS OF CUMULATIVE PREFERENCE SHARES, INCLUDING HOLDERS OF THE SERIES B CUMULATIVE PREFERENCE SHARES, IF ANY, HAVE THE RIGHT TO ELECT TWO ADDITIONAL DIRECTORS TO THE COMPANY'S BOARD OF DIRECTORS UNDER CERTAIN CIRCUMSTANCES. The Certificate of Designation provides that if the Company fails to fulfill any mandatory or optional redemption obligation with respect to the Cumulative Preference Shares, including any Series B Cumulative Preference Shares, the number of directors constituting the Board of Directors will be increased by two directors, and the holder of Cumulative Preference Shares and Series B Cumulative Preference Shares, if any, voting as a class, shall be entitled to elect the additional two directors to the expanded Board of Directors. Such right will continue until such time as the Company has cured the deficiency described above. Any vacancy occurring in the office of a director elected by holders of the Cumulative Preference Shares may be filled by the remaining director elected by such holders unless and until such vacancy shall be filled by such holders.

CERTAIN COVENANTS

    REGISTRATION RIGHTS. The Company has agreed with Morgan Grenfell Private Equity Ltd. ("MGPE"), for the benefit of the holders of the Cumulative Preference Shares that the Company will, at its cost, use its best efforts to have declared effective, by July 7, 1999, a shelf registration statement with respect to resales of any Cumulative Preference Shares. The Company will use reasonable efforts to keep such registration statement effective until the expiration of the time period referred to in Rule 144(k) under the Securities Act with respect to all holders of Cumulative Preference Shares. The Company will be permitted to suspend the availability of the shelf registration statement for a period not to exceed 60 days in any 360-day period or two periods not to exceed an aggregate of 90 days in any 360-day period if the Board of Directors determines that such suspension would be in the best interests of the Company. In lieu of paying dividends at the annual rate of 12% referenced above, dividends will accrue on the Cumulative Preference Shares at an annual rate of 13% of the Accreted Liquidation Preference per share if such shelf registration statement is not effective within the time period set forth above or is unavailable for periods in excess of those permitted above until such effectiveness or availability. A holder who sells Cumulative Preference Shares pursuant to the shelf registration statement generally will be required to give the Company notice in advance of such sale, be named as a selling stockholder in the related prospectus, deliver a prospectus to purchasers and be bound by those provisions of the Preference Registration Rights Agreement which are applicable to such holder (including indemnification provisions). The Company will pay all expenses of the registration statement, provide to each registered holder copies of such prospectus, notify each registered holder when the shelf registration statement has become effective and take certain other actions as are required to permit, subject to the foregoing, unrestricted resales of the Cumulative Preference Shares.

    PRE-EMPTIVE RIGHTS. The holders of the warrants, which were initially sold in conjunction with the sale of the Cumulative Preference Shares (the "Preference Warrants"), have the right of first refusal to purchase, at the same per share price and on the same terms and conditions, a pro rata share of certain securities which may be issued by @Entertainment in the future.

    REPORTS. The Company shall provide to MGPE, and to any other holder of the Cumulative Preference Shares from whom it receives a written request, the same information (including financial statements) that is contained in reports and other information which the Company is required to file with the Commission by Sections 13(a) or 15(d) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company shall supply the Transfer Agent, MGPE and each holder of Cumulative Preference Shares from whom it receives a written request, or shall supply to the Transfer Agent for forwarding to each such holder, without cost to such holder, copies of such reports or other information.

TRANSFER AGENT AND REGISTRAR

    Bankers Trust Company is the transfer agent and registrar (the "Transfer Agent") for the Cumulative Preference Shares.

BLANK CHECK PREFERRED STOCK

    The Board of Directors has the authority, without action by the stockholders, to designate and issue additional Blank Check Preferred Stock, any or all of which may be greater than the rights of the Common Stock. It is not possible to state the actual effect of the issuance of any additional shares of Blank Check Preferred Stock upon the rights of holders of the Common Stock until the Board of Directors determines the specific rights of the holders of such additional Blank Check Preferred Stock. However, the effects might include, among other things, restricting dividends on the Common Stock, diluting the voting power of the Common Stock, impairing the liquidation rights of the Common Stock and delaying or preventing a change in control of @Entertainment without further action by the stockholders. @Entertainment has no present plans to issue any shares of preferred stock in addition to the series described below.

CERTAIN ADDITIONAL VOTING PROVISIONS

    Stockholders' rights and related matters are governed by the Delaware General Corporation Law ("DGCL"), the Certificate and the Bylaws. Certain provisions of the Certificate and the Bylaws which are summarized below may affect potential changes in control of @Entertainment, may make it more difficult to acquire and exercise control of @Entertainment and may make changes in management more difficult to accomplish.

    Article VIII of the Certificate contains provisions (the "Fair Price Provisions") which require the approval (an "Unaffiliated 66 2/3% Vote") of the holders of 66 2/3% of those shares that are not beneficially owned or controlled by a stockholder who owns directly or indirectly 10% or more of the outstanding voting shares of @Entertainment (a "Related Person") as a condition to specified business combinations (the "Business Combinations") with or proposed by any Related Person, except where the transaction (i) has been approved by two-thirds of the directors who are not affiliated with the Related Person (the "Continuing Directors") or (ii) meets certain minimum price criteria and procedural conditions. The term Related Person is defined to exclude (i) @Entertainment or any subsidiary or any other ownership interest which is directly or indirectly owned by @Entertainment; (ii) any person whose acquisition of stock was approved by not less than a two-thirds vote of the Continuing Directors; or
(iii) any pension, profit-sharing, employee stock ownership or other employee benefit plan of @Entertainment or any subsidiary. If the Business Combination satisfies any of these three criteria, the usual requirements of applicable law, regulations and other provisions of the Certificate would apply.

    A Business Combination includes the following: (i) merger or consolidation of @Entertainment or a subsidiary with or into a Related Person or any other corporation which is, or after such merger or consolidation would be, an affiliate or associate of a Related Person; (ii) sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) to or with any Related Person or any affiliate or associate of any Related Person, of all or any substantial amount of the assets of @Entertainment, one or more subsidiaries, or @Entertainment and one or more subsidiaries, other than in the ordinary course of business; (iii) adoption of any plan or proposal for the liquidation or dissolution of @Entertainment proposed by or on behalf of a Related Person or any affiliate or associate of any Related Person; (iv) sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) to @Entertainment, one or more subsidiaries, or @Entertainment and one or more subsidiaries (in one transaction or a series of transactions) of all or any substantial amount of the assets of a Related Person or any affiliate or associate of any Related Person, other than in the ordinary course of business;
(v) issuance, pledge or transfer of securities of @Entertainment, one or more subsidiaries, or @Entertainment and one or more subsidiaries (in one transaction or a series of transactions) to or with a Related Person or any affiliate or associate of any Related Person in exchange for a substantial amount of cash, securities or other property (or a combination thereof), except any issuance, pledge or transfer of such securities to any such person if such person is acting as an underwriter with respect to such securities; (vi) reclassification of securities (including any reverse stock split) or recapitalization of @Entertainment, any merger or consolidation of @Entertainment with or into one or more subsidiaries, or any other transaction that would have the effect, either directly or indirectly, of increasing the voting power or the proportionate share of any class of equity or convertible securities of @Entertainment or any subsidiary which is directly or indirectly beneficially owned by any Related Person or any affiliate or associate of any Related Person;
(vii) agreement, contract or other arrangement providing for any of the transactions described in this definition of Business Combination; and (viii) any series of transactions that not less than two-thirds ( 2/3) of the Continuing Directors determine are related and, if taken together, would constitute a Business Combination.

    The Fair Price Provisions require the consideration to be paid to @Entertainment's stockholders in a Business Combination not approved by either two-thirds of the Continuing Directors or an Unaffiliated 66 2/3% Vote to be either cash or the same type of consideration paid by the Related Person in acquiring @Entertainment's voting stock that it previously acquired. The fair market value of any consideration other than cash or publicly traded securities would be determined by a majority of the Continuing Directors. The Fair Price Provisions require the Related Person to meet the minimum price criteria with respect to each class or series of Common Stock or preferred stock, whether or not the Related Person owned shares of that class or series prior to proposing the Business Combination.

    The Bylaws provide that candidates for directors shall be nominated only by the Board of Directors, by a proxy committee appointed by the Board of Directors or by a stockholder who gives written notice to @Entertainment at least 120 days prior to the anniversary date of @Entertainment's notice of annual meeting provided with respect to the previous year's annual meeting. The Bylaws further provide that stockholder action must be taken at a meeting of stockholders and may not be effected by any consent in writing unless approved by a vote of two-thirds of the Continuing Directors. Special meetings of stockholders may be called only by the Chairman of the Board, the Chief Executive Officer or any two directors. If a stockholder wishes to propose an agenda item for consideration, he must give a brief description of each item and notice to @Entertainment not less than 120 days prior to the anniversary date of @Entertainment's notice of annual meeting provided with respect to the previous year's annual meeting. Stockholders will in most cases need to present their proposals or director nominations in advance of the time they receive notice of the meeting since the Bylaws provide that notice of a stockholders' meeting must be given not less than ten or more than 60 days prior to the meeting date.

    The Certificate in most cases provides that the foregoing provisions of the Certificate and Bylaws may be amended or repealed by the stockholders only with the affirmative vote of at least 66 2/3% of the shares entitled to vote generally in the election of directors voting together as a single class. These provisions exceed the usual majority vote requirement of the DGCL and are intended to prevent the holders of less than 66 2/3% of the voting power from circumventing the foregoing terms by amending the Certificate or Bylaws. These provisions, however, enable the holders of more than 33 1/3% of the voting power to prevent amendments to the Certificate or Bylaws even if they are approved by the holders of a majority of the voting power.

    The effect of such provisions of @Entertainment's Certificate and Bylaws may be to delay or make more difficult the accomplishment of a merger or other takeover or change in control of @Entertainment. To the extent that these provisions have this effect, removal of @Entertainment's incumbent Board of Directors and management may be rendered more difficult. Furthermore, these provisions may make it more difficult for stockholders to participate in a tender or exchange offer for common stock and in so doing may diminish the market value of common stock. @Entertainment is not aware of any proposed takeover attempt or any proposed attempt to acquire a large block of common stock.

CERTAIN CHANGE OF CONTROL PROVISIONS

    In addition to the above provisions, as a Delaware corporation the Company is subject to Section 203 of the DGCL, an anti-takeover law. In general, Section 203 prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years following the date that the person became an interested stockholder, unless (with certain exceptions) the "business combination" or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Generally, a "business combination" includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. Generally, an "interested stockholder" is a person who, together with affiliates and associates, owns (or within three years prior to the determination of interested stockholder status, did own) 15% or more of a corporation's voting stock. The existence of this provision would be expected to have anti-takeover effects with respect to transactions not approved in advance by the Board of Directors, such as discouraging takeover attempts that might result in a premium over the market price of the common stock.

    The Company's Certificate provides that the Board of Directors will be divided into three classes of directors, with each class serving a staggered three-year term. The classification system of electing directors may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of the Company and may maintain the incumbency of the Board of Directors, as a classified board of directors generally increases the difficulty of replacing a majority of the directors. The Certificate and Bylaws do not provide for cumulative voting in the election of directors and allow for the removal of directors only for cause and with a two-thirds vote of @Entertainment's outstanding shares unless such removal is approved by two-thirds of the Continuing Directors, in which case directors can be removed with or without cause by vote of the majority of outstanding shares. In addition, the Certificate and Bylaws eliminate the right of stockholders to act by written consent without a meeting (unless approved by two-thirds of the Continuing Directors) and require advanced stockholder notice to nominate directors and raise matters at the annual stockholders meeting. Furthermore, the authorization of undesignated Blank Check Preferred Stock makes it possible for the Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of @Entertainment. These and other provisions may have the effect of deferring hostile takeovers or delaying changes in control or management of @Entertainment and could limit the price that certain investors might be willing to pay in the future for shares of @Entertainment's Common Stock. The amendment of any of these provisions would require approval by holders of at least two-thirds of the outstanding shares of @Entertainment's common stock (unless approved by two-thirds of the Continuing Directors).

ITEM 6. SELECTED FINANCIAL DATA

    Set forth below are selected consolidated financial data of the Company for each of the years in the five-year period ended December 31, 1998. The selected consolidated financial data set forth below have been derived from the consolidated financial statements of the Company and the notes thereto prepared in conformity with generally accepted accounting principles as applied in the United States, which have been audited by the Company's independent public accountants (the "Consolidated Financial Statements"). The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                            YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------------
                                                              1994       1995       1996        1997        1998
                                                            ---------  ---------  ---------  ----------  ----------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues..................................................  $   8,776  $  18,557  $  24,923  $   38,138  $   61,859
Operating expenses:
  Direct operating expenses...............................     (2,119)    (5,129)    (7,193)    (14,621)    (61,874)
  Selling, general and administrative
    expenses (1)..........................................     (2,818)    (4,684)    (9,289)    (49,893)    (74,494)
  Depreciation and amortization...........................     (3,459)    (5,199)    (9,788)    (16,294)    (26,304)
                                                            ---------  ---------  ---------  ----------  ----------
Operating income/(loss)...................................        380      3,545     (1,347)    (42,670)   (100,813)

Interest and investment income............................         78        174      1,274       5,754       3,355
Interest expense..........................................     (2,327)    (4,373)    (4,687)    (13,902)    (21,957)
Equity in losses of affiliated companies..................         --         --         --        (368)     (6,310)
Foreign exchange loss, net................................        (27)       (17)      (761)     (1,027)       (130)
  Loss before income taxes,
    minority interest and extraordinary item..............     (1,896)      (671)    (5,521)    (52,213)   (125,855)
Income tax (expense)/ benefit.............................       (803)      (600)    (1,273)        975        (210)
Minority interest.........................................        316        (18)     1,890      (3,586)         --
                                                            ---------  ---------  ---------  ----------  ----------
Loss before extraordinary item............................     (2,383)    (1,289)    (4,904)    (54,824)   (126,065)
Extraordinary item--loss on early extinguishment of debt
  (2).....................................................         --         --     (1,713)         --          --
                                                            ---------  ---------  ---------  ----------  ----------
  Net loss................................................     (2,383)    (1,289)    (6,617)    (54,824)   (126,065)
Accretion of redeemable preferred stock...................         --         --     (2,870)     (2,436)         --
Preferred stock dividend..................................     (1,811)        --     (1,738)         --          --
(Excess)/deficit of carrying value of preferred stock
  (over)/ under consideration paid(3).....................         --         --      3,549     (33,806)         --
                                                            ---------  ---------  ---------  ----------  ----------
Net loss applicable to holders of common stock............  $  (4,194) $  (1,289) $  (7,676) $  (91,066) $ (126,065)
                                                            ---------  ---------  ---------  ----------  ----------
                                                            ---------  ---------  ---------  ----------  ----------
Basic and diluted loss per common share...................  $   (0.31) $   (0.10) $   (0.44) $    (3.68) $    (3.78)
                                                            ---------  ---------  ---------  ----------  ----------

                                                                                      DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                    1994       1995       1996       1997       1998
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                                     (IN THOUSANDS)
CONSOLIDATED BALANCE SHEETS DATA:
  Cash and cash equivalents.....................................  $   2,493  $   2,343  $  68,483  $ 105,691  $  13,055
  Property, plant and equipment, net............................     33,235     52,320     84,833    117,579    213,054
  Total assets..................................................     47,376     68,058    217,537    307,096    348,874
  Total notes payable...........................................     35,988     59,405    130,074    130,110    263,954
  Redeemable preferred stock....................................         --         --     34,955         --         --
  Total stockholders' equity....................................      1,479        190     31,048    152,355     33,656

------------------------

(1) The year ended December 31, 1997 includes a non-cash compensation expense of $18,102,000 relating to the granting of certain management stock options. See "Management's Discussion and Analysis of

    Financial Condition and Results of Operations" and note 15 to the Consolidated Financial Statements.

(2) See Note 11 to the Consolidated Financial Statements.

(3) Represents the amount paid to preferred stockholders in excess of or less than the carrying value of such shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Until the limited launch of the Company's D-DTH business on July 1, 1998 and subsequent full-scale launch on September 18, 1998, the Company's revenues were derived entirely from its cable television business and programming related thereto. The Company's revenue increased 62.5% from $38.1 million in the year ended December 31, 1997 to $61.9 million in the year ended December 31, 1998. This increase was due primarily to internal growth in subscribers through increased penetration and new network expansion, increases in cable subscription rates, the launch of the Wizja TV programming package and advertising sales.

    Prior to June 1997, the Company's expenses were primarily incurred in connection with its cable television business and programming related thereto. Since June 1997, the Company has been incurring, in addition to expenses related to its cable television and programming businesses, expenses in connection with the operation of its D-DTH business and Wizja TV.

    The Company generated an operating loss of $100.8 million for the year ended December 31, 1998, primarily due to the significant costs associated with the development and launch of the Company's D-DTH and programming businesses, promotion of those businesses, and the development, production and acquisition of programming for Wizja TV.

    The Company divides operating expenses into (i) direct operating expenses,
(ii) selling, general and administrative expenses, and (iii) depreciation and amortization expenses. Direct operating expenses consist of programming expenses, maintenance and related expenses necessary to service, maintain and operate the Company's cable systems and D-DTH programming platform, billing and collection expenses and customer service expenses. Selling, general and administrative expenses consist principally of administrative costs, including office related expenses, professional fees and salaries, wages and benefits of non-technical employees, advertising and marketing expenses, bank fees and bad debt expense. Depreciation and amortization expenses consist of depreciation of property, plant and equipment and amortization of intangible assets.

SEGMENT RESULTS OF OPERATIONS

    The Company classifies its business into three fundamental areas: (1) cable television, (2) digital direct-to-home television and programming, and (3) corporate and other. Information about the operations of the Company in these different business segments is set forth below based on the nature of the services offered.

    The following table presents the segment results of the Company's operations for the years ended December 31, 1998, 1997 and 1996. In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in losses of affiliated companies, income taxes, extraordinary items, non-recurring items (e.g., compensation expense related to stock options), gains and losses from the sale of assets other than in a normal course of business and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity.

                         SEGMENT RESULTS OF OPERATIONS
                   (UNAUDITED, IN THOUSANDS OF U.S. DOLLARS)

                                                             REVENUES                       OPERATING LOSS             EBITDA
                                                  -------------------------------  ---------------------------------  ---------
YEAR ENDED DECEMBER 31,                             1998       1997       1996       1998       1997(3)      1996       1998
------------------------------------------------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
Cable(1)........................................     52,971     38,138     24,923    (23,066)    (20,308)     (1,347)    (1,431)
D-DTH and Programming...........................     22,320         --         --    (69,047)    (10,210)         --    (64,378)
Corporate and Other.............................         --         --         --     (8,700)    (12,152)         --     (8,700)
Inter Segment Elimination(2)....................    (13,432)        --         --         --          --          --         --
                                                  ---------  ---------  ---------  ---------  -----------  ---------  ---------
Total...........................................     61,859     38,138     24,923   (100,813)    (42,670)     (1,347)   (74,509)
                                                  ---------  ---------  ---------  ---------  -----------  ---------  ---------
                                                  ---------  ---------  ---------  ---------  -----------  ---------  ---------


YEAR ENDED DECEMBER 31,                             1997       1996
------------------------------------------------  ---------  ---------
Cable(1)........................................      5,387      8,441
D-DTH and Programming...........................    (10,186)        --
Corporate and Other.............................     (3,475)        --
Inter Segment Elimination(2)....................         --         --
                                                  ---------  ---------
Total...........................................     (8,274)     8,441
                                                  ---------  ---------
                                                  ---------  ---------

------------------------

(1) In 1997, the cable segment included the activities of Mozaic Entertainment, Inc., a subsidiary which provided programming content for the cable business. In 1998, the Company's programming activities related solely to the developement of the Wizja TV platform and have been included solely in the D-DTH and Programming segment. For the year ended December 31, 1997, Mozaic Entertainment, Inc. revenues, operating loss and EBITDA were $563,000, $2,071,000 and $(2,071,000), respectively. For the year ended
    December 31, 1998, Mozaic Entertainment, Inc. was dormant.

(2) Includes $12,932,000 of Wizja TV programming fees charged to the cable segment by the D-DTH and programming segment in 1998.

(3) The year ended December 31, 1997 included a nonrecurring non-cash compensation expense charge relating to the granting of certain management stock options of $9,425,000, in the cable segment and $8,677,000 in the corporate and other segment.

    Unless otherwise indicated, the separate business discussions that follow provide comparisons of actual 1998 results with the actual results for 1997.

CABLE SEGMENT OVERVIEW

    The Company's revenues in its cable segment have been and will continue to be derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges cable subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. Through its cable segment, the Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At December 31, 1998, approximately 74.7% of the Company's cable subscribers received its basic package. For the year ended December 31, 1998, approximately 89% of the Company's cable revenue was derived from monthly subscription fees. Revenue from installation fees is deferred to the extent it exceeds direct selling costs and the amortized to income over the estimated average period that new subscribers are expected to remain connected to the Company's cable system.

    When the Company began operations in 1990, revenue from installation fees exceeded revenue from monthly subscription fees because of the significant number of new installations and the high amount of the installation fees relative to the small existing subscriber base. As the Company's cable subscriber base has grown, aggregate monthly subscription revenue has increased and installation fees, while currently increasing on an absolute basis, have declined as a percentage of total revenue. The Company expects that installation fees will continue to constitute a declining portion of the Company's revenue.

    During 1998, management completed several strategic actions in support of its cable business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial 11 channel primarily Polish-language programming, to its basic cable subscribers. Since that date, the basic Wizja TV package has been expanded to 19 channels. Management believes that this selection of high quality primarily Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber penetration rates.

    The Company has implemented a pricing strategy designed to increase revenue per cable subscriber and to achieve real profit margin increases in U.S. dollar terms. The Company has increased the monthly price for the "basic" package service to reflect the increased channel availability, and premium channels such as Wizja 1 (which is owned by the Company) and HBO Poland service (a Polish-language premium movie channel owned in part by Home Box Office) are each offered to cable customers for an additional monthly charge. The Company expects that it may continue to experience increases in its churn rate above historical levels during the implementation of its current pricing strategy. For the year ended December 31, 1998, the Company's churn rate increased to 15.25%. For the year ended December 31, 1998, the Company experienced churn in premium services with penetration falling by 8,494 subscribers or 18.8% from December 31, 1997. The Company is planning to encrypt the HBO Poland service on cable and install analog decoders for all premium channel subscribers during 1999.

    The cable segment generated operating losses of $1.3 million for 1996, $20.3 million for 1997 and $23.1 million for 1998, primarily due to the purchase of Wizja TV programming in 1998 from the Company's D-DTH and programming segment for $12.9 million increased levels of acquisitions and related costs, increases in depreciation and amortization due to the growth in cable systems and goodwill from acquisitions. In addition, for the year ended December 31, 1997 the Company recorded a one-time charge in the cable segment for non-cash compensation related to stock options of $9.4 million.

    An analysis of cable subscriber growth is presented in the table below:

                                                                        DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                                            1998          1997          1996
                                                                        ------------  ------------  ------------
Homes passed..........................................................    1,591,981     1,408,099     1,088,540
Basic subscribers.....................................................      698,342       606,630       437,999
  Subscriber growth
    Organic...........................................................      196,714       135,019        98,213
    Through acquisitions..............................................        7,478       110,919       108,657
    Churn.............................................................     (112,480)(1)     (77,307)(1)     (25,747)
                                                                        ------------  ------------  ------------
    Total net growth..................................................       91,712       168,631       181,123
                                                                        ------------  ------------  ------------
Basic penetration.....................................................         43.9%         43.1%         40.2%
Intermediate subscribers..............................................       40,037        29,653        22,626
                                                                        ------------  ------------  ------------
Basic and intermediate subscribers....................................      738,379       636,283       460,625
                                                                        ------------  ------------  ------------
Broadcast subscribers.................................................      196,961       132,618        78,717
                                                                        ------------  ------------  ------------
Total Subscribers.....................................................      935,340       768,901       539,342
                                                                        ------------  ------------  ------------
Premium subscribers--HBO..............................................       36,615        45,109            --
Premium penetration--HBO..............................................          5.2%          7.4%          0.0%

Basic revenue / basic subscribers/month...............................   $     5.69    $     4.99    $     4.36
Total revenue/ basic subscribers/month................................   $     6.75    $     6.08    $     6.35

------------------------

(1) The increases in churn were mainly due to: increases in subscription rates and the disconnection of non-paying customers.

D-DTH AND PROGRAMMING SEGMENT OVERVIEW

    D-DTH. The principal objectives of the Company for the D-DTH and programming segment is to develop, acquire and distribute high-quality Polish-language programming that can be commercially exploited throughout Poland through D-DTH and cable television exhibition, and to develop and maximize advertising sales.

    The Company's D-DTH roll-out strategy is to lease D-DTH Reception Systems to up to 380,000 initial subscribers at promotional prices in the start-up phase of its D-DTH service. The launch of its D-DTH service has been supported by the Company's development of the Wizja TV programming package, which the Company believes addresses the demand for high-quality Polish-language programming in Poland.

    As of December 31, 1998, the Company had sold to Philips' authorized retailers approximately 125,000 D-DTH packages, which include the rental of the D-DTH reception system, installation and a one-year subscription to the Company's D-DTH service. As of December 31, 1998, Philips had sold and installed approximately 95,400 of these packages to consumers. In September 1998, the number of Philips authorized electronics retailers distributing the Wizja TV package increased from 70 to 550, and since November more than 1,200 retailers have been distributing the Wizja TV package. Each store is staffed with personnel specifically trained by the Company to provide information on the Wizja TV packages. Installation personnel are also trained to complete each customer's installation within 48 hours of order placement.

    PROGRAMMING. The Company, both directly and through other joint ventures, produces television programming for distribution. The Company has developed a multi-channel, primarily Polish-language programming platform under the brand name Wizja TV. To promote the launch of Wizja TV, the Company has substantially completed a $20 million nationwide marketing campaign which the Company believes is the largest single-year product launch expenditure to date in Poland. Wizja TV's current channel line-up includes four channels, Atomic TV, Wizja 1, Wizja Pogoda and Twoja Wizja, that are owned and operated by the Company, and 15 channels that are produced by third parties, nine of which are broadcast under exclusive agreements for pay television in Poland.

    The Company currently distributes Atomic TV and intends to distribute the Wizja TV programming package to third party cable operators in Poland on a per-subscriber fee basis. The Company exchanged letters and continue negotiations with two major cable associations in Poland, representing an aggregate of approximately 2.6 million subscribers (including the Company's cable subscribers), with the objective of making the Wizja TV programming package available for distribution within the cable networks of other providers which are members of the associations.

    The Company expects to incur substantial operating losses and negative cash flows related to the launch of its D-DTH business for at least the next two years while it develops and expands its D-DTH subscriber base. To date, the Company has relied primarily on funds raised in its initial public equity offering in August 1997, its 14 1/2% Senior Discount Notes offering in July 1998, its Series C Senior Discount Notes offering in January 1999, its 14 1/2% Senior Discount Notes offering in January 1999, and its Cumulative Preference Shares offering in January 1999 to fund the development of its D-DTH business. The Company's D-DTH business plan requires substantial capital expenditures to fund, among other things, the promotional incentives that are anticipated to be required to expand its D-DTH business. The Company's business plan anticipates spending up to approximately $150 million to provide D-DTH reception systems to the 380,000 initial subscribers at a price that is significantly decreased by promotional incentives in order to increase the number of subscribers.

    An analysis of D-DTH subscribers is presented in the table below:

                                                                                                      DECEMBER 31,
D-DTH                                                                                                     1998
----------------------------------------------------------------------------------------------------  ------------
Boxes sold to dealers...............................................................................      125,167
Installed subscribers...............................................................................       95,378
Churn...............................................................................................           --
Total Subscribers...................................................................................       95,378
Premium subscribers--HBO--promotional (1)...........................................................       76,633
Premium subscribers--HBO--paying....................................................................       15,555
HBO churn (2).......................................................................................        3,190
HBO churn (2).......................................................................................         20.5%

(1) The Company currently offers a three-month trial period of the HBO Poland service to each new D-DTH subscriber.

(2) The churn figures relate only to paying subscribers.

1998 COMPARED TO 1997

CABLE SEGMENT

    CABLE TELEVISION REVENUE. Revenue increased $14.9 million or 39.1% from $38.1 million in the year ended December 31, 1997 to $53.0 million in the year ended December 31, 1998. This increase was primarily attributable to a 16% increase in the number of basic and intermediate subscribers from approximately 636,300 at December 31, 1997 to approximately 738,000 at December 31, 1998, as well as an increase in monthly subscription rates. The Company introduced the Wizja TV programming package on its cable systems for basic subscribers on June 5, 1998, and after an initial free period, increased prices significantly in September 1998. Approximately 91.85% of the increase in basic subscribers was the result of build-out of the Company's existing cable networks and the remainder was due to acquisitions.

    Revenue from monthly subscription fees represented 84.0% of cable television revenue for the year ended December 31, 1997 and 88.9% for the year ended December 31, 1998. During the year ended December 31, 1998, the Company generated approximately $3.1 million of additional premium subscription revenue as a result of providing the HBO Poland service and Canal+ premium movie channels to cable subscribers as compared to $1.0 million for the year ended December 31, 1997.

    DIRECT OPERATING EXPENSES. Direct operating expenses increased $23.0 million, or 194.9 %, from $11.8 million for the year ended December 31, 1997 to $34.8 million for the year ended December 31, 1998, principally as a result of the purchase in 1998 of the Wizja TV programming package from the Company's D-DTH and programming segment, higher levels of technical personnel and increased maintenance expenses associated with recently acquired networks as well as the increased size of the Company's cable television system. Direct operating expenses increased from 31.0% of revenues for the year ended December 31, 1997 to 65.7% of revenues for the year ended December 31, 1998. However, without considering the intersegment charge for the Wizja TV programming package, direct operating expenses as a percentage of revenue would have been 41.0% in 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $10.7 million or 35.3% from $30.3 million for the year ended December 31, 1997 to $19.6 million for the year ended December 31, 1998. A portion of this decrease was attributable to non-recurring, non-cash compensation expense of approximately $9.4 million recorded in the year ended December 31, 1997 in connection with stock options granted to certain key executives. Selling, general and administrative expenses decreased from 79.5% of revenues for the year ended December 31, 1997 to 37% for the year ended December 31, 1998. However, without considering the non-cash compensation expense related to the stock options described above, selling, general and administrative expenses as percentage of revenues would have been 54.9% in 1997. This percentage decrease was attributable to operating efficiencies realized by the Company in 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $5.3 million, or 32.5%, from $16.3 million for the year ended December 31, 1997 to $21.6 million for the year ended December 31, 1998 principally as a result of depreciation and amortization of additional cable television systems and related goodwill acquired and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues decreased from 42.8% for the year ended December 31, 1997 to 40.8% for the year ended December 31, 1998.

    Each of these factors contributed to an operating loss of $20.3 million for the year ended December 31, 1997 and $23.1 million for the year ended December 31, 1998.

D-DTH AND PROGRAMMING SEGMENT

    D-DTH AND PROGRAMMING REVENUE. D-DTH and programming revenue amounted to $22.3 million for the year ended December 31, 1998. Revenue from the supply of the Wizja TV programming package to the Company's cable systems, which eliminates on consolidation, represented $12.9 million or 57.8% of D-DTH revenue for the year ended December 31, 1998.

    Since the Company only commenced the broadcast of its Wizja TV programming package over its cable systems on June 5, 1998 and through its D-DTH service in July 1998, there were no revenues related to this segment in 1997.

    Revenue from subscription fees, after elimination of revenue from the cable segment represented 88.6% of D-DTH revenue for the year ended December 31, 1998. Advertising and other revenue for the year ended December 31, 1998 represented 11.3% of D-DTH revenue after elimination of inter-segment revenues.

    DIRECT OPERATING EXPENSES. Direct operating expenses increased $37.6 million, from $2.8 million for the year ended December 31, 1997 to $40.4 million for the year ended December 31, 1998. These costs principally were the result of the following: programming costs for the Wizja TV platform of $22.6 million, expenses associated with the establishment of a satellite up-link and studio facility located in Maidstone, U.K., the $4.1 million in costs for the development of the Wizja TV brand name, and costs associated with the lease of three transponders on the Astra satellites which provide the capability to deliver the Company's Polish-language programming platform to cable and D-DTH customers in Poland. Direct operating expenses amounted to 181.2% of revenues for the year ended December 31, 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $38.9 million or 525.7% from $7.4 million for the year ended December 31, 1997 to $46.3 million for the year ended December 31, 1998. As a percentage of revenue, selling, general and administrative expenses amounted to approximately 207.6% for the year ended December 31, 1998. The increase in selling, general and administrative expenses was attributable mainly to an increase in sales and marketing expenses incurred in preparation for launch and operation of the Company's D-DTH service and Wizja TV programming package, installation and distribution costs associated with the sale of Wizja TV programming packages an increase in the number of administrative staff associated with the Maidstone facility, a $5 million payment to Philips to compensate it for costs incurred as a result of a temporary suspension of production of the D-DTH reception systems, as well as an increase in professional fees associated with obtaining long-term programming contracts and broadcast/exhibition rights, and negotiations with TKP, a Polish pay television provider, regarding a potential joint venture.

    DEPRECIATION AND AMORTIZATION. The Company incurred $4.7 million in depreciation and amortization for the year ended December 31, 1998. Depreciation and amortization expense as a percentage of revenues amounted to 21.1% for the year ended December 31, 1998.

    Each of these factors contributed to an operating loss of $69.1 million for the year ended December 31, 1998 compared to an operating loss of $10.2 million for the year ended December 31, 1997.

CORPORATE AND OTHER SEGMENT

    Corporate and other consists of corporate overhead costs which primarily include remuneration of corporate employees, costs associated with operation of the Company's corporate officers, consulting fees and certain legal costs. Corporate expenses amounted to $8.7 million for the year ended December 31, 1998 compared with $12.2 million for the year ended December 31, 1997. Included in 1997 costs is an $8.7 million non-cash compensation expense relating to stock options granted to certain key executives.

NON OPERATING RESULTS

    INTEREST EXPENSE. Interest expense increased $8.1 million, or 58.3%, from $13.9 million for the year ended December 31, 1997 to $22.0 million for the year ended December 31, 1998 mainly as a result of the accretion of interest on the $252 million aggregate principal amount at maturity of the Company's 14 1/2% Senior Discount Notes due 2008, which were issued on July 14, 1998.

    INTEREST AND INVESTMENT INCOME. Interest and investment income decreased $2.4 million, or 41.4%, from $5.8 million for the year ended December 31, 1997 to $3.4 million for the year ended December 31, 1998, primarily due to reduction of cash balances resulting from the increased payments and expenses described above and decrease in interest rates.

    EQUITY IN LOSSES OF AFFILIATED COMPANIES. The Company recorded $6.3 million of equity in losses of affiliated companies for the year ended December 31, 1998. The amount relates to the equity accounting of the Company's 50% investment in Twoj Styl, a publishing company, and its 20% investment in Fox Kids Poland Ltd., a channel content provider.

    FOREIGN EXCHANGE LOSS, NET. For the year ended December 31, 1998 foreign exchange loss amounted to $0.1 million. For the year ended December 31, 1997 foreign exchange loss amounted to $1.0 million.

    MINORITY INTEREST. No minority interest was recorded for the year ended December 31, 1998, compared to minority interest expense of $3.6 million for the corresponding period in 1997. The 1997 expense represents a fourth quarter adjustment to write-off certain receivable balances that were not recoverable. All minority interests were eliminated in 1998 as the minority interest share of the losses exceeded the value of the minority interest investments.

    NET LOSS. For the years ended December 31, 1997 and 1998, the Company had net losses of $54.9 million and $126.1 million, respectively. These losses were the result of the factors discussed above.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from a loss of $91.1 million for the year ended December 31, 1997 to a loss of $126.1 million for the year ended December 31, 1998 due to the factors discussed above. For the year ended December 31, 1997, net loss applicable to common stockholders included the excess of consideration paid for preferred stock over the carrying amount of such stock of $33.8 million and $2.4 million related to the accretion of redeemable preferred stock.

1997 COMPARED TO 1996

CABLE SEGMENT

    CABLE TELEVISION REVENUE. Revenue increased $13.2 million or 53.0% from $24.9 million in the year ended December 31, 1996 to $38.1 million in the year ended December 31, 1997. This increase was primarily attributable to a 45.2% increase in the number of basic and intermediate subscribers from approximately 460,000 at December 31, 1996 to approximately 636,000 at December 31, 1997, as well as an increase in monthly subscription rates. Approximately 69.3% of the increase in basic subscribers was the result of acquisitions and the reminder was due to expansion of the Company's existing cable networks.

    Revenue from monthly subscription fees represented 87.2% of cable television revenue for the year ended December 31, 1996 and 90.1% of cable television revenue in 1997. Installation fee revenue for the year ended December 31, 1997 decreased by 6.3% compared to the year ended December 31, 1996, from $3.2 million to $3.0 million. During the year ended December 31, 1997, the Company generated approximately $56,000 of additional premium subscription revenue and approximately $941,000 of additional premium channel installation revenue as a result of providing the HBO Poland service pay movie channel to cable subscribers.

    DIRECT OPERATING EXPENSES. Direct operating expenses increased $4.6 million, or 63.9%, from $7.2 million in 1996 to $11.8 million in 1997, principally as a result of higher levels of technical personnel and increased maintenance expenses associated with recently acquired networks as well as the increased size of the Company's cable television system. Direct operating expenses increased from 28.9% of revenues for the year ended December 31, 1996 to 30.9% of revenues for the year ended December 31, 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $21.0 million or 225.8% from $9.3 million for the year ended December 31, 1996 to $30.3 million for the year ended December 31, 1997. A portion of this increase was attributable to non-recurring, non-cash compensation expense of $9.4 million recorded in the year ended December 31, 1997 in related with stock options granted to key executives. The remainder of the increase was attributable to an increase in sales and marketing expenses incurred in newly acquired networks, costs associated with the agreement relating to sale of advertising on Atomic TV, and the cost of launching the distribution of the HBO Poland service premium pay movie channel. Compensation expense also increased as the Company established in 1997 a management team of senior executives who have significant experience in the cable television and programming business.

    As a percentage of revenue, selling, general and administrative expenses increased from 37.3% for 1996 to approximately 79.5% for 1997. However, without considering the non-cash compensation expense related to the stock options described above, selling, general and administrative expenses as a percentage of revenues would have been 54.8% in 1997.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $6.5 million, or 66.3%, from $9.8 million for the year ended December 31, 1996 to $16.3 million for the year ended December 31, 1997 principally as a result of depreciation and amortization of additional cable television systems and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 39.3% for the year ended December 31, 1996 to 42.7% for the year ended December 31, 1997.

    Each of these factors contributed to an operating loss of $1.3 million and $20.3 million for the years ended December 31, 1996 and 1997, respectively.

D-DTH AND PROGRAMMING SEGMENT

    D-DTH AND PROGRAMMING REVENUE. The Company generated no D-DTH and programming revenue for the years ended December 31, 1997 and 1996 since the Company only commenced the broadcast of its

Wizja TV programming package over its cable systems on June 5, 1998 and through its D-DTH service in July 1998.

    DIRECT OPERATING EXPENSES. The D-DTH and programming segment incurred direct operating expenses of approximately $2.8 million for the year ended December 31, 1997. There were no direct operating expenses related to this segment in 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The D-DTH and programming segment incurred selling, general and administrative expenses of approximately $7.4 million for the year ended December 31, 1997. There were no selling, general and administrative expenses related to this segment in 1996.

    DEPRECIATION AND AMORTIZATION. The D-DTH and programming segment incurred $24,000 of depreciation and amortization charges of D-DTH tangible assets in the year ended December 31, 1997. There was no depreciation and amortization expense related to this segment in 1996.

    Each of these factors contributed to an operating loss which amounted to $10.2 million for the year ended December 31, 1997. There was neither operating loss nor gain related to this segment in 1996.

CORPORATE AND OTHER SEGMENT

    Corporate and other consists of corporate overhead costs. Corporate expenses for the year ended December 31, 1997 amounted to $12.2 million which included $8.7 million of non-cash compensation expense relating to stock options granted to certain key executives.

NON OPERATING RESULTS

    INTEREST EXPENSE. Interest expense increased $9.2 million, or 195.7%, from $4.7 million for the year ended December 31, 1996 to $13.9 million for the year ended December 31, 1997 mainly due to the inclusion of a full year's interest on the Poland Communications, Inc. 9 7/8% Senior Notes due 2003 which were issued in October 1996.

    INTEREST AND INVESTMENT INCOME. Interest and investment income increased $4.5 million, or 346.2%, from $1.3 million for the year ended December 31, 1996 to $5.8 million for the year ended December 31, 1997, primarily due to the income derived from the investment of a portion of the net proceeds from the issuance the Poland Communications, Inc. 9 7/8% Senior Notes in October 1996 and the Company's initial public equity offering in August 1997.

    FOREIGN EXCHANGE LOSS, NET. For the year ended December 31, 1997 foreign exchange loss amounted to $1.0 million compared to a foreign exchange loss of $761,000 for the year ended December 31, 1996, primarily due to less favorable exchange rate fluctuations.

    MINORITY INTEREST. Minority interest in subsidiary loss was $3.6 million for the year ended December 31, 1997, resulting from a fourth quarter adjustment to write off certain receivable balances that were not recoverable, compared to minority interest in subsidiary income of $1.9 million for the corresponding period in 1996.

    EXTRAORDINARY ITEM. During 1996 the Company prepaid a loan from Overseas Private Investment Corporation ("OPIC"), resulting in an extraordinary loss of $1.7 million, consisting of a prepayment penalty of $147,000 and non-cash charge of $1,566,000 to write off deferred financing costs.

    NET LOSS. For the year ended December 31, 1996 and 1997, the Company had net losses of $6.6 million and $54.8 million, respectively. These losses were the result of the factors discussed above.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from a loss of $7.7 million for the year ended December 31, 1996 to a loss of $91.1 million for the year ended December 31, 1997 due to the excess of consideration paid for preferred stock over the carrying amount of such stock of $33.8 million and the factors discussed above. For the year ended December 31,

1997, net loss applicable to common stockholders included $2.4 million related to the accretion of redeemable preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has met its cash requirements in recent years primarily with (i) capital contributions and loans from certain of the Company's principal stockholders, (ii) borrowings under available credit facilities, (iii) cash flows from operations, (iv) the sale of $130 million aggregate principal amount of 9 7/8% Senior Notes due 2003 issued by Poland Communications, Inc. ("PCI"), the Company's primary cable operator, (v) the sale of approximately $200 million of common stock through the Company's initial public equity offering in August 1997, (vi) the sale in July 1998 of $252 million aggregate principal amount at the maturity of the 14 1/2% Senior Discount Notes due 2008 with gross proceeds of approximately $125 million, (vii) the sale of $36,001,321 principal amount at maturity of its Series C Discount Notes in January 1999 with gross proceeds of $9.8 million, (viii) the sale in January 1999 of $256.8 million principal amount at maturity of its 14 1/2% Senior Discount Notes due 2009 with gross proceeds of $100.0 million, and (ix) the sale of the Series A 12% Cumulative Preference Shares, the Series B 12% Cumulative Preference Shares and Warrants in January 1999 with gross proceeds of $50.0 million.

    FINANCING. During 1996, PCI issued common and preferred stock to certain principal stockholders for approximately $82 million. On March 29, 1996, PCI consummated a transaction in which ECO Holdings III Limited Partnership purchased shares of common and preferred stock of PCI for a price of $65 million. On March 29, 1996, Polish Investment Holdings L.P. purchased additional shares of preferred and common stock of PCI for an aggregate purchase price of approximately $17 million. PCI applied approximately $55 million of the proceeds of these transactions to repay indebtedness owed to Chase American Corporation, which is beneficially owned by the Chase family, and approximately $8.5 million to redeem preferred stock held by PIHLP, which is beneficially owned by the Chase family.

    PCI has entered into an agreement with American Bank in Poland S.A. ("AmerBank") which provides for a credit facility of approximately $6.5 million. All amounts under this facility were drawn in June 1998. Interest, based on LIBOR plus 3%, is due quarterly. All advances under the loan are repayable on August 20, 1999.

    On October 31, 1996, $130 million aggregate principal amount of 9 7/8% Senior Notes were sold by PCI to initial purchasers pursuant to a purchase agreement. The initial purchasers subsequently completed a private placement of these notes. These notes were issued pursuant to an indenture.

    Pursuant to the indenture governing the PCI Notes (the "PCI Indenture"), PCI is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters:

    - limitation on additional indebtedness;

    - limitation on restricted payments;

    - limitation on issuances and sales of capital stock of subsidiaries;

    - limitation on transactions with affiliates;

    - limitation on liens;

    - limitation on guarantees of indebtedness by subsidiaries;

    - purchase of the notes issued by PCI upon a change of control;

    - limitation on sale of assets;

    - limitation on dividends and other payment restrictions affecting restricted subsidiaries;

    - limitation on investments in unrestricted subsidiaries;

    - limitation on lines of business; and

    - consolidations, mergers, and sale of assets.

    The Company is in compliance with these covenants.

    The PCI Indenture limits, but does not prohibit, the payment of dividends by PCI and the ability of PCI to incur additional indebtedness. PCI could not pay dividends to the Company as of December 31, 1998 because certain financial ratios did not meet the minimums provided in the PCI Indenture. Pursuant to the AmerBank credit facility, PCI is subject to certain informational and notice requirements but is not subject to restrictive covenants.

    In August 1997, @Entertainment raised approximately $200 million through its initial public equity offering. @Entertainment used $60 million to purchase all of PCI's outstanding Series A Preferred Stock and its Series C Preferred Stock held by affiliates of the principal stockholders.

    On July 14, 1998, $252 million principal amount at maturity of 14 1/2% Senior Discount Notes due were sold by @Entertainment to initial purchasers pursuant to a purchase agreement, with gross proceeds to the Company of approximately $125 million. The initial purchasers subsequently completed a private placement of the 14 1/2% Senior Discount Notes. The 14 1/2% Senior Discount Notes were issued pursuant to an indenture.

    On January 19, 1999 the Company sold $36,001,321 principal amount at maturity of its Series C Senior Discount Notes due 2008 to an initial purchaser pursuant to a purchase agreement for gross proceeds of approximately $9.8 million. The Series C Senior Discount Notes were issued pursuant to an indenture.

    On January 22, 1999 the Company also sold $256.8 million principal amount at maturity of its 14 1/2% Senior Discount Notes due 2009 to initial purchasers pursuant to a purchase agreement for gross proceeds of approximately $96.0 million. The 14 1/2% Senior Discount Notes were issued pursuant to an indenture.

    Pursuant to the indentures governing the 14 1/2% Senior Discount Notes sold on July 14, 1998 and the Series C Senior Discount Notes sold on January 19, 1999 and the 14 1/2% Senior Discount Notes sold on January 22, 1999, the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters:

    - limitation on indebtedness;

    - limitation on restricted payments;

    - limitation on issuances and sale of capital stock of restricted subsidiaries;

    - limitation on transactions with affiliates;

    - limitation on liens;

    - limitation of guarantees of indebtedness by subsidiaries;

    - purchase of the notes upon a change of control;

    - limitation on sale of assets;

    - limitation on dividends and other payment restrictions affecting restricted subsidiaries;

    - limitation on investments in unrestricted subsidiaries;

    - consolidations, mergers, and sale of assets; and

    - limitation on lines of business.

    The Company is in compliance with these covenants.

    On January 22, 1999 the Company also sold Series A 12% Cumulative Preference Shares, Series B 12% Cumulative Preference Shares and Warrants to Morgan Grenfell Private Equity Ltd. and to certain members of the Chase Family, with gross proceeds of approximately $48.2 million.

    On December 31, 1998, on a pro forma basis after giving effect to the January 1999 offering of the 14 1/2% Senior Discount Notes and the Series C Senior Discount Notes and the application of the net proceeds therefrom, the Company would have had, on a consolidated basis, approximately $366 million aggregate principal amount of indebtedness outstanding.

    The Company had positive cash flows from operating activities in 1996 of $6.1 million, primarily due to the increase of cash received from subscribers and the deferral of the payment of interest expense.

    The Company had negative cash flows from operating activities of $18.8 million for the year ended December 31, 1997 and $70.7 million for the year ended December 31, 1998, primarily due to the significant operating costs associated with the development and launch of its D-DTH service and the Wizja TV programming platform.

    Cash used for the purchase and build-out of the Company's cable television networks, purchase of D-DTH equipment including set top decoders, and the purchase of other property, plant, and equipment was $42.5 million in 1997 and $115.0 million in 1998. The increase primarily relates to the Company's acquisition of additional cable networks and capital expenditures associated with the expansion of its existing cable networks and the development of its D-DTH service and Wizja TV programming platform. The Company spent $7.9 million in the year ended December 31, 1997 and $72.4 million in the year ended December 31, 1998 to acquire D-DTH equipment.

    On December 31, 1998, the Company was committed to pay at least $550.1 million in guaranteed payments (including but not limited to payments for D-DTH reception systems and payments of guaranteed minimum amounts due under programming agreements and satellite transponder leases) over the next nine years of which at least approximately $238.0 million was committed through the end of 2000.

    Cash used for the acquisition of subsidiaries, net of cash received, was $13.3 million in 1996, $18.0 million in 1997 and $27.0 million for the year ended December 31, 1998. The Company spent approximately $3.9 million in 1996, $5.9 million in 1997 and $8.1 million in the year ended December 31, 1998, to upgrade major acquired networks to meet the Company's technical standards.

    The Company intends to use:

    - the net proceeds of its sale of the 14 1/2% Senior Discount Notes due 2009, which was approximately $96.0 million (after deducting offering expenses and the initial purchasers' discount),

    - the net proceeds of the sale of the Series A 12% Cumulative Preference Shares, the Series B 12% cumulative Preference Shares and Warrants, which was approximately $48.7 million (after deducting offering expenses and commissions), and

    - the net proceeds of the sale of the Series C Senior Discount Notes, which was approximately $9.4 million (after deducting offering expenses and the initial purchaser's discount)

    for the following purposes:

    - to fund capital expenditures, operating losses and working capital primarily related to the development and operation of its D-DTH business, and

    - for general corporate purposes and certain other investments, including the possible acquisition of cable television networks and certain minority interests in subsidiaries which are held by unaffiliated third parties.

    In the event that the Company and TKP are able to reach an agreement regarding a joint venture, investment or some other form of cooperation, the Company's use of net proceeds from these three recent offerings may be reallocated and some portion thereof may be used to fund participation in the joint venture.

    The Company believes that the net proceeds of these three recent offerings and cash on hand will provide the Company with sufficient capital to fulfill its current business plan and to fund these commitments until it achieves positive cash flow from operations. The Company expects that it will require additional external funding for its business development plan in years subsequent to 1999 if it continues to provide D-DTH reception systems (other than the 380,000 initial subscribers) at the promotional prices the Company is now charging in the start-up phase of its D-DTH service. The Company will need to attract a substantial number of additional subscribers beyond the 380,000 initial subscribers in order to repay principal and interest on its outstanding notes. Future sources of financing for the Company could include public or private debt or equity offerings or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the Company's senior indebtedness.

    Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if the net proceeds from its recent offerings, existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company.

YEAR 2000 COMPLIANCE

    The Company's cable television, D-DTH and programming operations are dependent upon computer systems and other technological devices with imbedded microprocessor chips that are intended to utilize dates and process data beyond December 31, 1999. In January 1997, the Company developed a plan to address the impact that potential year 2000 problems may have on Company operations and to implement necessary changes to address such problems. During the course of the development of its Y2K plan, the Company has identified certain critical operations, which need to be year 2000 compliant for the Company to operate effectively. These critical operations include accounting and billing systems, customer service and service delivery systems, and field and headend devices.

    Largely as a result of its high rate of growth over the past few years, the Company has entered into an agreement to purchase a new system to replace its current accounting system and an agreement to purchase specialized billing software for the Company's new customer service and billing center. The vendors of new accounting system and of the billing software have confirmed to the Company that these products are year 2000 compliant. The Company has completed the testing phase of the new accounting system, and the implementation phase was substantially completed at the end of 1998. The Company has implemented the new billing software for D-DTH subscribers and expects implementation of the billing software to be completed for the majority of its cable subscribers by the end of 1999.

    The Company believes that its most significant Y2K risk is its dependency upon third party programming, software, services and equipment, because the Company does not have the ability to control third parties in their assessment and remediation procedures for potential Y2K problems. Should these parties not be prepared for Y2K conversion, their products or services may fail and may cause interruptions in, or limitations upon, the Company's provision of the full range of its D-DTH and/or cable service to its customers. In an effort to prevent any such interruptions or limitations, the Company is in the process of communicating with each of its material third party suppliers of programming, software, services and equipment to determine the status of their Y2K compliance programs. The Company expects to complete this process by September 30, 1999, and it anticipates that all phases of its Y2K plan will be completed by December 31, 1999.

    The Company has not yet developed a contingency plan to address the situation that may result if the Company or its third party suppliers are unable to achieve Y2K compliance with regard to any products or services utilized in the Company's operations. The Company does not intend to decide on the development of such a contingency until has gathered all of the relevant Y2K compliance data from its third party suppliers.

    The Company has not yet determined the full cost of its Y2K plan and its related impact on the financial condition of the Company. The Company has to date not incurred any replacement and remediation costs for equipment or systems as a result of Y2K non-compliance. Rather, due to the rapid growth and development of its cable system and its D-DTH service, the Company had made substantial capital investments in equipment and systems for reasons other than year 2000 concerns. The total cost of the Company's new accounting system and billing software package is estimated to be approximately $2,400,000.

    The Company believes that any Y2K compliance issues it may face can be remedied without a material financial impact on the Company, but no assurance can be made in this regard until all of the data has been gathered from the Company's third party suppliers. At this date the Company cannot predict the financial impact on its operations if Y2K problems are caused by products or services supplied to the Company by such third parties.

CURRENT OR ACCUMULATED EARNINGS AND PROFITS

    For the fiscal year ended December 31, 1998, the Company had no current or accumulated earnings and profits. Therefore, none of the interest which accreted during the fiscal year ended December 31, 1998 with respect to the Company's
14 1/2% Senior Discount Notes due 2008 and its 14 1/2% Series B Discount Notes due 20008, will be deemed to be a "Dividend Equivalent Portion" as such term is defined in Section 163(e)(5)(B) of the Internal Revenue Code, as amended.

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

    The Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. As this new standard only requires additional information in financial statements, it does not affect the Company's financial position or results of operations.

    SFAS No. 131, "Disclosures about Segment of an Enterprise and Related Information," established standards for the reporting of information relating to operating segments in annual financial statements, as well as disclosure of selected information in interim financial reports. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." which requires reporting segment information by industry and geographic area (industry approach). Under SFAS No. 131, operating segments are defined as components of a company for which separate financial information is available and used by management to allocate resources and assess performance (management approach). This statement is effective for year-end 1998 financial statements.

    The Company (effective for the year ended December 31, 1998), has adopted SFAS No. 131 "Disclosures About Segment of an Enterprise and Related Information". Pursuant to the provisions of this statement, the Company has reported information relating to operating segments within its annual financial statements and will provide comparative interim financial information beginning in 1999.

IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards of accounting for these transactions. SFAS No. 133 is effective for the Company beginning on July 1, 1999. The Company currently has no derivative instruments or hedging activities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The principal market risk (I.E.,the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is foreign exchange rate risk from fluctuations in the Polish zloty currency exchange rate. The Company's long term debt is primarily subject to a fixed rate, and therefore variations in the interest rate do not have a material impact on net interest expense.

FOREIGN EXCHANGE AND OTHER INTERNATIONAL MARKET RISKS

    Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically affect economic growth, inflation, interest rates, governmental actions and other factors. These changes, if material, can cause the Company to adjust its financing and operating strategies. The discussion of changes in currency exchange rates below does not incoporate these other important economic factors.

    International operations constitute 100% of the Company's 1998 consolidated operating loss. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

    The Company estimates that a 10% change in foreign exchange rates would impact reported operating loss by approximately $3.7 million. In other terms a 10% depreciation of the Polish zloty and British pound against the U.S. dollar, would result in a $3.7 million decrease in the reported operating loss. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

    The Company does not generally hedge translation risk. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, there is no assurance that it will be able to obtain hedging arrangements on commercially satisfactory terms. Therefore, shifts in currency exchange rates may have an adverse effect on the Company's financial results and on its ability to meet its U.S. dollar denominated debt obligations and contractual commitments.

    Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 20% in 1996, approximately 14.9% in 1997, and approximately 11.8% in 1998. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991 and the zloty has appreciated against the U.S. dollar by approximately 0.4% for the year ended December 31, 1998. For the first quarter of 1999 the zloty has depreciated against the U.S. dollar by approximately 13%. Inflation and currency exchange fluctuations have had, and may continue to have, a material adverse effect on the business, financial condition and results of operations of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
@ Entertainment, Inc.:

    We have audited the accompanying consolidated balance sheets of @ Entertainment, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of @ Entertainment, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles in the United States of America.

                                          KPMG

Warsaw, Poland
March 29, 1999

                             @ ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------

                                                                                                (IN THOUSANDS)
Current assets:
  Cash and cash equivalents...............................................................  $   13,055  $  105,691
  Accounts receivable, net of allowance for doubtful accounts of $1,095,000 in 1998 and
    $766,000 in 1997 (note 4).............................................................       7,408       4,544
  Programming and broadcast rights (note 6)...............................................       9,030         894
  Other current assets (note 7)...........................................................      21,063      13,104
                                                                                            ----------  ----------
      Total current assets................................................................      50,556     124,233
                                                                                            ----------  ----------
Property, plant and equipment:
  Cable television systems assets.........................................................     175,053     134,469
  D-DTH equipment.........................................................................      68,419          --
  Construction in progress................................................................       2,739       6,276
  Vehicles................................................................................       2,792       2,047
  Other...................................................................................      16,119       7,940
                                                                                            ----------  ----------
                                                                                               265,122     150,732
  Less accumulated depreciation...........................................................     (52,068)    (33,153)
                                                                                            ----------  ----------
      Net property, plant and equipment...................................................     213,054     117,579

Inventories for construction..............................................................       8,869       8,153
Intangible assets, net (note 8)...........................................................      43,652      26,318
Notes receivable from affiliates..........................................................          --         691
Investment in affiliated companies (note 9)...............................................      19,956      21,628
Other assets, net (note 7)................................................................      12,287       8,494
                                                                                            ----------  ----------
Total assets..............................................................................  $  348,374  $  307,096
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                             @ ENTERTAINMENT, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------

                                                                                                (IN THOUSANDS)
Current liabilities:
  Accounts payable and accrued expenses...................................................  $   40,464  $   14,721
  Accrued interest (note 11)..............................................................       2,140       2,175
  Deferred revenue........................................................................       4,366       1,257
  Income taxes payable....................................................................       3,794       1,765
  Current portion of notes payable (note 11)..............................................       6,500          --
                                                                                            ----------  ----------
    Total current liabilities.............................................................      57,264      19,918
                                                                                            ----------  ----------
Notes payable, less current portion (note 11).............................................     257,454     130,110
                                                                                            ----------  ----------
    Total liabilities.....................................................................     314,718     150,028
                                                                                            ----------  ----------

Minority interest.........................................................................          --       4,713

Commitments and contingencies (notes 18 and 19)

Stockholders' equity (note 1):
  Preferred stock, $.01 par value; Authorized 20,000,000 shares; none issued and
    outstanding...........................................................................          --          --
  Common stock, $.01 par value; Authorized 70,000,000 shares in 1998 and 1997; issued and
    outstanding 33,310,000 shares in 1998 and 1997........................................         333         333
  Paid-in capital.........................................................................     237,954     230,339
  Accumulated other comprehensive income..................................................        (467)       (218)
  Accumulated deficit.....................................................................    (204,164)    (78,099)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................      33,656     152,355
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $  348,374  $  307,096
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                             @ ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998         1997       1996
                                                                                -----------  ----------  ---------

                                                                                 (IN THOUSANDS, EXCEPT PER SHARE
                                                                                              DATA)
Revenues......................................................................  $    61,859  $   38,138  $  24,923

Operating expenses:
  Direct operating expenses (note 13).........................................       61,874      14,621      7,193
  Selling, general and administrative expenses (note 15)......................       74,494      49,893      9,289
  Depreciation and amortization...............................................       26,304      16,294      9,788
                                                                                -----------  ----------  ---------
Total operating expenses......................................................      162,672      80,808     26,270
                                                                                -----------  ----------  ---------
  Operating loss..............................................................     (100,813)    (42,670)    (1,347)
Interest and investment income................................................        3,355       5,754      1,274
Interest expense (note 11)....................................................      (21,957)    (13,902)    (4,687)
Equity in losses of affiliated companies......................................       (6,310)       (368)        --
Foreign exchange loss, net....................................................         (130)     (1,027)      (761)
                                                                                -----------  ----------  ---------
 Loss before income taxes, minority interest and
 extraordinary item...........................................................     (125,855)    (52,213)    (5,521)
Income tax (expense)/benefit (note 10)........................................         (210)        975     (1,273)
Minority interest.............................................................           --      (3,586)     1,890
                                                                                -----------  ----------  ---------
Loss before extraordinary item................................................     (126,065)    (54,824)    (4,904)
Extraordinary item-loss on early extinguishment of debt (note 11).............           --          --     (1,713)
                                                                                -----------  ----------  ---------
  Net loss....................................................................     (126,065)    (54,824)    (6,617)
Accretion of redeemable preferred stock.......................................           --      (2,436)    (2,870)
Preferred stock dividends (note 1)............................................           --          --     (1,738)
(Excess)/deficit of consideration paid for preferred stock (over)/under
  carrying amount (note 1)....................................................           --     (33,806)     3,549
                                                                                -----------  ----------  ---------
Net loss applicable to holders of common stock................................  $  (126,065) $  (91,066) $  (7,676)
                                                                                -----------  ----------  ---------
                                                                                -----------  ----------  ---------
Basic and diluted loss per common share:
  Loss before extraordinary item..............................................  $     (3.78) $    (3.68) $   (0.34)
  Extraordinary item..........................................................           --          --      (0.10)
                                                                                -----------  ----------  ---------
  Net loss (note 14)..........................................................  $     (3.78) $    (3.68) $   (0.44)
                                                                                -----------  ----------  ---------
                                                                                -----------  ----------  ---------

          See accompanying notes to consolidated financial statements.

                             @ ENTERTAINMENT, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998         1997       1996
                                                                                -----------  ----------  ---------

                                                                                          (IN THOUSANDS)
Net loss......................................................................  $  (126,065) $  (54,824) $  (6,617)
Other comprehensive income:
  Translation adjustment......................................................         (249)       (218)        --
                                                                                -----------  ----------  ---------
Comprehensive loss............................................................  $  (126,314) $  (55,042) $  (6,617)
                                                                                -----------  ----------  ---------
                                                                                -----------  ----------  ---------

          See accompanying notes to consolidated financial statements.

                             @ ENTERTAINMENT, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                        ACCUMULATED
                                            PREFERRED STOCK            COMMON STOCK                        OTHER
                                        ------------------------  ----------------------   PAID-IN     COMPREHENSIVE    ACCUMULATED
                                          SHARES       AMOUNT      SHARES      AMOUNT      CAPTIAL        INCOME          DEFICIT
                                        -----------  -----------  ---------  -----------  ---------  -----------------  ------------
                                                                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance January 1, 1996...............         985    $  10,311      11,037   $   4,993   $   1,544      $      --       $  (16,658)
  Net loss............................          --           --          --          --          --                          (6,617)
  Stock dividend......................         166        1,738          --          --      (1,738)            --               --
  Proceeds from issuance of common and
    preferred stock (note 1)..........          --           --       7,911      (4,992)     87,021             --               --
  Cost of issuance (note 1)...........          --           --          --          --      (1,028)            --               --
  Allocation of proceeds to preferred
    (note 1)..........................          --           --          --          --     (32,156)            --               --
  Preferred stock redemption (note
    1)................................      (1,151)     (12,049)         --          --       3,549             --               --
  Accretion of redeemable preferred
    stock (note 1)....................          --           --          --          --      (2,870)            --               --
  Reorganization (note 1).............          --           --   18,929,052        188        (188)                             --
                                        -----------  -----------  ---------  -----------  ---------         ------      ------------
Balance December 31, 1996.............          --           --   18,948,000        189      54,134             --          (23,275)
  Translation adjustment..............          --           --          --          --          --           (218)              --
  Net loss............................          --           --          --          --          --             --          (54,824)
  Net proceeds from initial public
    offering (note 1).................          --           --   9,500,000          95     183,197             --               --
  Purchase of PCI series A and C
    redeemable preferred stock (note
    1)................................          --           --          --          --     (33,806)            --               --
  Accretion of redeemable preferred
    stock (note 1)....................          --           --          --          --      (2,436)            --               --
  Conversion of series B redeemable
    preferred stock (note 1)..........          --           --   4,862,000          49      11,148             --               --
  Stock option compensation expense
    (note 15).........................          --           --          --          --      18,102             --               --
                                        -----------  -----------  ---------  -----------  ---------         ------      ------------
Balance December 31, 1997.............          --           --   33,310,000        333     230,339           (218)         (78,099)
  Translation adjustment..............          --           --          --          --          --           (249)              --
  Net loss............................          --           --          --          --          --             --         (126,065)
  Warrants attached to Senior Discount
    Notes (note 11)...................          --           --          --          --       7,615             --               --
                                        -----------  -----------  ---------  -----------  ---------         ------      ------------
Balance December 31, 1998.............          --    $      --   33,310,000  $     333   $ 237,954      $    (467)      $ (204,164)
                                        -----------  -----------  ---------  -----------  ---------         ------      ------------
                                        -----------  -----------  ---------  -----------  ---------         ------      ------------


                                          TOTAL
                                        ---------

Balance January 1, 1996...............  $     190
  Net loss............................     (6,617)
  Stock dividend......................         --
  Proceeds from issuance of common and
    preferred stock (note 1)..........     82,029
  Cost of issuance (note 1)...........     (1,028)
  Allocation of proceeds to preferred
    (note 1)..........................    (32,156)
  Preferred stock redemption (note
    1)................................     (8,500)
  Accretion of redeemable preferred
    stock (note 1)....................     (2,870)
  Reorganization (note 1).............         --
                                        ---------
Balance December 31, 1996.............     31,048
  Translation adjustment..............       (218)
  Net loss............................    (54,824)
  Net proceeds from initial public
    offering (note 1).................    183,292
  Purchase of PCI series A and C
    redeemable preferred stock (note
    1)................................    (33,806)
  Accretion of redeemable preferred
    stock (note 1)....................     (2,436)
  Conversion of series B redeemable
    preferred stock (note 1)..........     11,197
  Stock option compensation expense
    (note 15).........................     18,102
                                        ---------
Balance December 31, 1997.............    152,355
  Translation adjustment..............       (249)
  Net loss............................   (126,065)
  Warrants attached to Senior Discount
    Notes (note 11)...................      7,615
                                        ---------
Balance December 31, 1998.............  $  33,656
                                        ---------
                                        ---------

          See accompanying notes to consolidated financial statements.

                             @ ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 --------------------------------
                                                                                    1998       1997       1996
                                                                                 ----------  ---------  ---------

                                                                                          (IN THOUSANDS)
Cash flows from operating activities:
  Net loss.....................................................................  $ (126,065) $ (54,824) $  (6,617)
  Adjustments to reconcile net loss to net cash (used in)/ provided by operating activities:
    Minority interest..........................................................          --      3,586     (1,890)
    Depreciation and amortization..............................................      26,304     16,294      9,788
    Amortization of notes payable discount and issue costs.....................       9,182      1,040        166
    Non-cash portion of extraordinary item.....................................          --         --      1,566
    Gain on sale of investment securities......................................          --       (358)        --
    Non-cash stock option compensation expense.................................          --     18,102         --
    Equity in profits of affiliated companies..................................       6,310        368         --
    Other......................................................................       2,196         --         --
    Changes in operating assets and liabilities:
      Accounts receivable......................................................      (2,780)    (3,191)      (796)
      Other current assets.....................................................      (7,959)    (2,101)    (1,862)
      Programming and broadcast rights.........................................      (8,136)      (894)        --
      Accounts payable and accrued expenses....................................      25,185      5,757      3,379
      Income taxes payable.....................................................       2,026     (2,707)       334
      Accrued interest.........................................................         (35)        --      2,175
      Deferred revenue.........................................................       3,104        155       (131)
                                                                                 ----------  ---------  ---------
        Net cash (used in)/ provided by operating activities...................     (70,668)   (18,773)     6,112
                                                                                 ----------  ---------  ---------
Cash flows from investing activities:
      Construction and purchase of property, plant and equipment...............    (114,992)   (39,643)   (26,581)
      Repayment of notes receivable from affiliates............................          --      2,521         --
      Issuance of notes receivable from affiliates.............................          --       (721)    (2,491)
      Purchase of investment securities........................................          --         --    (25,940)
      Proceeds from maturity of investment securities..........................          --     25,473         --
      Purchase of other assets.................................................          --    (10,200)    (6,000)
      Investments in affiliated companies......................................      (5,228)   (21,420)      (580)
      Purchase of subsidiaries, net of cash received (note 5)..................     (26,990)   (20,852)   (13,269)
                                                                                 ----------  ---------  ---------
        Net cash used in investing activities..................................    (147,210)   (64,842)   (74,861)
                                                                                 ----------  ---------  ---------
Cash flows from financing activities:
      Net proceeds from issuance of stock......................................          --    183,292     81,001
      Redemption of preferred stock............................................          --    (60,000)    (8,500)
      Costs to obtain loans....................................................      (5,960)    (1,749)    (6,513)
      Proceeds from issuance of notes payable..................................     123,985         --    136,074
      Repayment of notes payable...............................................        (398)      (720)   (27,893)
      Proceeds from issuance of warrants.......................................       7,615         --         --
      Repayments to affiliates.................................................          --         --    (39,280)
                                                                                 ----------  ---------  ---------
        Net cash provided by financing activities..............................     125,242    120,823    134,889
                                                                                 ----------  ---------  ---------
        Net (decrease)/increase in cash and cash equivalents...................     (92,636)    37,208     66,140
Cash and cash equivalents at beginning of year.................................     105,691     68,483      2,343
                                                                                 ----------  ---------  ---------
Cash and cash equivalents at end of year.......................................  $   13,055  $ 105,691  $  68,483
                                                                                 ----------  ---------  ---------
                                                                                 ----------  ---------  ---------
Supplemental cash flow information:
  Cash paid for interest.......................................................  $   13,014  $  12,873  $   2,338
                                                                                 ----------  ---------  ---------
  Cash paid for income taxes...................................................  $      589  $   1,732  $   1,184
                                                                                 ----------  ---------  ---------
                                                                                 ----------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                             @ ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

1. ORGANIZATION AND FORMATION OF HOLDING COMPANY

    @ Entertainment, Inc. ("@ Entertainment") was established as a Delaware corporation in May 1997. @ Entertainment succeeded Poland Communications, Inc. ("PCI") as the group holding company to facilitate an initial public offering of stock in the United States and internationally. PCI was founded in 1990 by David
T. Chase, a Polish-born investor.

    @ Entertainment, Inc. and its subsidiaries (the "Company") offer pay television services to business and residential customers in Poland. Its revenues are derived primarily from monthly basic and premium service fees for cable and digital satellite direct-to-home ("D-DTH") television services provided primarily to residential, rather than business, customers. In September 1998, the Company launched its D-DTH broadcasting service throughout Poland. In addition to developing and acquiring programming for distribution on its cable and D-DTH television networks, the Company commenced distribution of a branded digital encrypted package of Polish-language programming under the brand name, Wizja TV in June and September 1998 on its cable and D-DTH television networks, respectively.

    At December 31, 1998, @ Entertainment wholly owned PCI, @ Entertainment Programming, Inc. ("@EPI")--United States corporations, At Entertainment Limited ("@EL"), At Entertainment Services Limited ("@ES")--United Kingdom corporations, Sereke Holding B.V. ("Sereke")--a Netherlands corporation and Wizja TV Sp. z o.o., Gound Zero Media Sp. z o.o. ("GZM") and Wizja TV Spoka Produkcyjna Sp. z o.o., which are Polish corporations. PCI owns 92.3% of the capital stock of Poland Cablevision (Netherlands) B.V. ("PCBV"), a Netherlands corporation and first-tier subsidiary of PCI. @ Entertainment, PCI and PCBV are holding companies that directly or indirectly hold controlling interests in a number of Polish cable television companies, collectively referred to as the "PTK Companies". As of December 31, 1998, substantially all of the assets and operating activities of the Company were located in Poland and the United Kingdom.

    The following is a description of the events leading up to the formation of @Entertainment.

    PCI had outstanding at December 31, 1995, 985 shares of preferred stock, which were convertible into 812 shares of Class A common stock. PCI had the option of redeeming the preferred stock in whole or in part from January 1, 1996 through December 31, 2002. However, as discussed below, the preferred stock was exchanged for new series D preferred stock during March 1996.

    During February 1996, PCI issued to certain stockholders an additional 2,437 shares of Class A common stock in accordance with the provisions of the Shareholder Agreement dated June 27, 1991. The shares were issued at a nominal value of $.01 each. Also during February 1996, PCI issued a stock dividend of 166 shares of series A preferred stock to the preferred stock stockholder.

    During March 1996, PCI completed several transactions including restating its certificate of incorporation, issuing new shares of stock, redeeming preferred stock, and the repayment of affiliate debt. The restated certificate of incorporation of PCI authorized a new class of $.01 par common stock, $1 par series A preferred stock, $.01 par series B preferred stock, $.01 par series C preferred stock, and $.01 par series D preferred stock. All shares of Class A and Class B common stock previously issued and outstanding were exchanged for new common stock. All issued and outstanding shares of preferred stock were exchanged for new series D preferred stock, which were subsequently redeemed for $8,500,000. Only common stock and series B preferred stock retained voting rights and only holders of common stock were entitled to receive dividends. Each series of preferred stock had redemption provisions; the series B preferred stock were also convertible into common stock.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

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

    On June 22, 1997, all the holders of shares of PCI's common stock and @Entertainment entered into a Contribution Agreement. Pursuant to the Contribution Agreement, each holder of shares of PCI's common stock transferred all shares of PCI common stock owned by it to @Entertainment. In addition, ECO transferred all of the outstanding shares of PCI's series B preferred stock to @Entertainment. All of these transfers (the "Share Exchange") were designed to qualify as a tax-free exchange under section 351 of the Internal Revenue Code of 1986, as amended. Each holder of PCI's common stock received 1,000 shares of common stock of @Entertainment in exchange for each share of PCI's common stock transferred by it (the "Capital Adjustment"). ECO also received an equivalent number of shares of @Entertainment's series B preferred stock in exchange for its shares of PCI's series B preferred stock. @Entertainment's series B preferred stock has identical rights and preferences to those of PCI's series B preferred stock, except that the ratio for conversion of such shares into common stock increased from 1:1.9448 to 1:1,944.80 in order to reflect the Capital Adjustment. The 2,500 outstanding shares of @Entertainment's series B preferred stock automatically converted into 4,862,000 shares of common stock of @Entertainment upon the closing of the initial public offering. The formation of @Entertainment has been accounted for at historical cost in a manner similar to pooling of interest accounting.

    On June 20, 1997, PIHLP transferred all of the outstanding shares of PCI's series C preferred stock to an entity owned by certain of the beneficial owners of PIHLP and members of their families (the "Chase Entity"). The Chase Entity, ECO and @Entertainment entered into a Purchase Agreement dated June 22, 1997 (the "Purchase Agreement"). Among other matters, the Purchase Agreement obligated @Entertainment to purchase all of the outstanding shares of PCI's series A preferred stock and series C preferred stock for cash from ECO and the Chase Entity, respectively, at the closing of the IPO. The aggregate purchase price of $60,000,000 for PCI's series A preferred stock and series C preferred stock equaled the aggregate redemption price of such shares as set forth in PCI's certificate of incorporation. The purchase resulted in a loss applicable to common stockholders of $33,806,000 representing the excess of the consideration paid for the preferred stock over the carrying amount of those shares as of the date of the Reorganization (as defined hereinafter). The aforementioned purchase was funded with a portion of the net proceeds of the IPO.

    The Company periodically accreted, until the date of the purchases described above, from paid-in capital an amount that would provide for the redemption value of the PCI series A, B and C preferred shares at October 31, 2004. The total amounts recorded for accretion for the years ended December 31, 1996 and 1997 were $2,870,000 and $2,436,000, respectively.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

1. ORGANIZATION AND FORMATION OF HOLDING COMPANY (CONTINUED)
    In June 1997, @Entertainment acquired all of the outstanding stock of @EL, a new corporation organized under the laws of England and Wales (the "@EL Incorporation").

    In June 1997, certain employment agreements for the executive officers of @Entertainment who were employed by PCI and their employee stock option agreements were assigned to @Entertainment by PCI (the "Assignment"). As part of the Assignment and the Capital Adjustment, the employment agreements were amended to provide that each option to purchase a share of PCI's common stock was exchanged for an option to purchase 1,000 shares of @Entertainment's common stock with a proportionate reduction in the per share exercise price.

    The Share Exchange, Capital Adjustment, @EL Incorporation and the Assignment are collectively referred to as the "Reorganization". As a result of the Reorganization, @Entertainment owns 100% of the outstanding shares of common stock and preferred stock of PCI and 100% of @EL.

    On August 5, 1997, the Company consummated an initial public offering of 9,500,000 shares of common stock at a price of $21 per share. Net proceeds to the Company were approximately $183,292,000 after deduction of the underwriting discount and other expenses of the offering.

2. FINANCIAL POSITION AND BASIS OF ACCOUNTING

    The Company generated an operating loss of $100,813,000 and negative cash flows from operations of $70,668,000 for the year ended December 31, 1998, primarily due to the significant costs associated with the development and launch of the Company's D-DTH and programming businesses, promotion of those businesses, and the development, production and acquisition of programming for Wizja TV. Furthermore, the Company expects to experience substantial operating losses and negative cash flows for at least the next two years in association with the expansion of the D-DTH and programming businesses, and the continued development of the cable business. As at December 31, 1998, the Company was committed to pay at least $550,100,000 in guaranteed payments over the next nine years of which at least approximately $254,200,000 million was committed through the end of 2000. As at December 31, 1998 the Company had cash of $13,055,000.

    Given the above noted factors at December 31, 1998, management planned and successfully completed debt and equity offerings in January, 1999 which generated net proceeds to the Company of approximately $154,000,000 (see note
20). The Company believes that the net proceeds of these three recent offerings and cash on hand will provide the Company with sufficient capital to fulfill its current business plan and to fund guaranteed payments until it achieves positive cash flow from operations. The Company's current business plan include the following key assumptions:

(a) achieve rapid penetration of the Polish market by distributing D-DTH Reception Units to 380,000 initial subscribers at prices significantly decreased by promotional incentives. The Company continues to review its business plan with respect to the level of promotional incentives it will provide. During 1998 the Company reduced its plans with respect to the initial subscribers receiving significant promotional incentives from 500,000 to 380,000.

(b) the requirement to purchase 500,000 D-DTH Reception Units from Philips prior to June 30, 2000. The Company continues to re-negotiate the terms of their agreement with Philips, and during 1998 negotiated an extension of the date by which the 500,000 Reception Units must be purchased, from December 31, 1999 to June 30, 2000.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

2. FINANCIAL POSITION AND BASIS OF ACCOUNTING (CONTINUED)
(c) a change in the cable strategy focus from acquisition and build-out of cable networks to increased subscriber penetration in existing networks. While the Company still plans build-out of the cable network in strategic areas, the Company believes the most profitable means of expanding its cable television business is to leverage its investment in its cable networks by increasing the percentage of homes passed which subscribe in its regional clusters.

    Should management decide to change their business plan, including changes in the above noted assumptions, they are confident that they can raise additional financing. Future sources of financing for the Company could include public or private debt or equity offerings or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the Company's senior outstanding indebtedness. However, there can be no assurance that the Company will be able to do so on satisfactory terms, if at all.

    Based on the above noted financial position and business plans, management is confident that they will be able to continue as a going concern through June 30, 2000. Accordingly, these consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business.

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

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and other short-term investments with original maturates of less than three months.

USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. GAAP. Actual results could differ from those estimates.

REVENUE RECOGNITION

    CABLE TELEVISION REVENUES:

    Revenue from subscription fees is recognized on a monthly basis as the service is provided. Installation fee revenue for connection to the Company's cable television system, is recognized to the extent of

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) direct selling costs and the balance is deferred and amortized to income over the estimated average period that new subscribers are expected to remain connected to the systems.

    D-DTH SUBSCRIPTION REVENUES:

    During 1998, the Company commenced sale of its Wizja TV Package (consisting of a one-year rental of a D-DTH reception system, installation and a one-year subscription to the Company's D-DTH service) to retail customers for one up-front payment at the time of installation. The Company recognizes subscription revenues at the time of installation to the extent of direct selling costs incurred, and the balance is deferred and amortized to income over the remaining term of the subscription.

    OTHER REVENUES:

    Advertising revenues are recognized when advertisements are aired under broadcast contracts.

TAXATION

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    U.S. TAXATION:

    The Company and PCI are subject to U.S. federal income taxation on their worldwide income. The Polish, United Kingdom and Netherlands corporations are foreign corporations which are not expected to be engaged in a trade or business within the U.S. or to derive income from U.S. sources and accordingly, are not subject to U.S. income tax.

    FOREIGN TAXATION:

    The Polish companies are subject to corporate income taxes, value added tax
(VAT) and various local taxes within Poland, as well as import duties on materials imported by them into Poland. Under Polish law, the Polish companies are exempt from import duties on certain in-kind capital contributions.

    The Polish companies' income tax is calculated in accordance with Polish tax regulations. Due to differences between accounting practices under Polish tax regulations and those required by U.S. GAAP, certain income and expense items are recognized in different periods for financial reporting purposes and income tax reporting purposes which may result in deferred income tax assets and liabilities.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment includes assets used in the development and operation of the Company's D-DTH and cable television systems and set-top boxes. During the period of construction, plant costs and a portion of design, development and related overhead costs are capitalized as a component of the Company's investment in D-DTH and cable television systems. When material, the Company capitalizes interest costs incurred during the period of construction in accordance with SFAS

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
No. 34, "CAPITALIZATION OF INTEREST COST". During 1998, the Company capitalized approximately $664,000 in interest. During 1997 and 1996, no interest costs were capitalized.

    Cable and D-DTH subscriber related costs and general and administrative expenses are charged to operations when incurred.

    Depreciation is computed for financial reporting purposes using the straight-line method over the following estimated useful lives:

Cable television system assets...................................  10 years
D-DTH system assets..............................................  5 years
Settop boxes.....................................................  5 years
Vehicles.........................................................  5 years
                                                                   5-10
Other property, plant and equipment..............................  years

INVENTORIES FOR CONSTRUCTION

    Inventories for construction are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories are principally related to construction in the various cable television systems.

GOODWILL AND OTHER INTANGIBLES

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally ten years, with the exception of amounts paid relating to non-compete agreements. The portion of the purchase price relating to the non-compete agreements is amortized over the term of the underlying agreements, generally five years.

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

PROGRAMMING AND BROADCAST RIGHTS

    During 1997 and 1998, the Company entered into contracts for the purchase of certain exhibition or broadcast rights. Broadcast or exhibition rights consist principally of rights to broadcast syndicated programs, sports and feature films and are accounted for as a purchase of rights by the licensee. The asset and liability for the rights acquired and obligations incurred under a license agreement are reported by the Company, at the gross amount of the liability, when the license period begins and certain specified conditions have been met, in accordance with the guidelines established within SFAS No. 63, "FINANCIAL REPORTING BY BROADCASTERS".

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
DEFERRED FINANCING COSTS

    Costs incurred to obtain financing have been deferred and amortized over the life of the loan using the effective interest method. The amortization of deferred financing costs is included in interest expense.

INVESTMENTS IN AFFILIATED COMPANIES

    Investments in affiliated companies are accounted for using the equity method. Where the purchase price exceeds the fair value of the Company's percentage of net assets acquired, the difference is amortized over the expected period to be benefited as a charge to equity in profits of affiliated companies. Where the expected period to be benefited is limited by licensing agreements, the difference is amortized over the term of the licensing agreement.

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

FOREIGN CURRENCIES

    Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are remeasured at the rates of exchange at balance sheet date. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

    The financial statements of foreign subsidiaries are translated to U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) average exchange rates during the period for results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive income as a separate component of stockholders' equity.

    Effective January 1, 1998, Poland is no longer deemed to be a highly inflationary economy. In accordance with this change, the Company established a new functional currency basis for non-monetary items of its Polish subsidiaries in accordance with guidelines established within EITF Issue 92-4, "ACCOUNTING FOR A CHANGE IN FUNCTIONAL CURRENCY WHEN AN ECONOMY CEASES TO BE CONSIDERED HIGHLY INFLATIONARY". That basis is computed by translating the historical reporting currency amounts of non-monetary items into the local currency at current exchange rates. As a result of this change, the Company's functional currency bases exceeded the local currency tax bases of nonmonetary items. The difference between the new functional currency and the tax bases have been recognized as temporary differences.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Prior to January 1, 1998 the financial statements of foreign subsidiaries were translated into U.S. dollars using (i) exchange rates in effect at period end for monetary assets and liabilities, (ii) exchange rates in effect at transaction dates (historical rates) for non monetary assets and liabilities, and (iii) average exchange rates during the period for revenues and expenses, other than those revenues and expenses that relate to non monetary assets and liabilities (primarily amortization of fixed assets and intangibles) which are translated using the historical exchange rates applicable to those non monetary assets and liabilities. Adjustments resulting from translation of financial statements were reflected as foreign exchange gains or losses in the consolidated statements of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures about Fair Value Of Financial Instruments" requires the Company to make disclosures of fair value information of all financial instruments, whether or not recognized on the consolidated balance sheets, for which it is practicable to estimate fair value.

    The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and notes payable.

    At December 31, 1998 and 1997, the carrying value of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

    At December 31, 1998, the fair value of the Company's notes payable balance approximates $230,194,000 based on the last trading price of the notes payable in 1998.

    At December 31, 1997, the fair value of the Company's notes payable approximated $128,420,000 based on the last trading price of the notes payable in 1997.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the recoverability of long-lived assets (mainly property, plant and equipment, intangibles and certain other assets) on a regular basis by determining whether the carrying value of the assets can be recovered over the remaining lives through projected undiscounted future operating cash flows, expected to be generated by such assets. If an impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.

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

                        DECEMBER 31, 1998, 1997 AND 1996

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECLASSIFICATIONS

    Certain amounts have been reclassified in the prior year consolidated financial statements to conform to the 1998 consolidated financial statement presentation.

4. VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS
                                             BALANCE AT    CHARGED TO     AMOUNTS     BALANCE AT
                                              JANUARY 1      EXPENSE    WRITTEN OFF   DECEMBER 31
                                            -------------  -----------  -----------  -------------
                                                                (IN THOUSANDS)
1996
Allowance for Doubtful Accounts...........    $     510     $     358    $     323     $     545
1997
Allowance for Doubtful Accounts...........    $     545     $     494    $     273     $     766
1998
Allowance for Doubtful Accounts...........    $     766     $   1,383    $   1,054     $   1,095

5. ACQUISITIONS

    During 1998, the Company made several acquisitions of which details follow. In each case, the acquisition was accounted for using the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based on their proportionate share of fair values on the date of acquisition and any excess to goodwill. The results of operations of each of the businesses acquired are included in the Company's consolidated financial statements since the date of acquisition.

    In February 1998, PCI acquired a cable television business for an aggregate consideration of approximately $1,574,000. The purchase price exceeded the fair value of the net liabilities acquired by approximately $2,041,000. In association with this acquisition, the Company assumed a $2,150,000 loan from Bank Rozwoju Exportu S.A. (refer to note 11).

    In February and March 1998, the Company acquired the remaining 55% equity interest in an affiliated company for approximately $9,389,000. The purchase price exceeded the fair value of the net liabilities acquired by approximately $9,945,000.

    On July 16, 1998, the Company purchased the remaining 45.25% interest in a subsidiary of the Company which was held by unaffiliated third parties for an aggregate purchase price of approximately $10,655,000, of which approximately $9,490,000 relates to non-compete agreements. The purchase price, excluding the amount paid relating to the non-compete agreements, exceeded the fair value of the assets acquired by $604,000. The portion of the purchase price relating to the non-compete agreements will be amortized over the five-year term of the agreements.

    On August 15, 1998, PCI purchased the remaining approximately 50% minority interest in a subsidiary of the Company which was held by unaffiliated third parties for aggregate consideration of approximately $5,372,000. The purchase price exceeded the fair value of the assets acquired by $1,104,000.

    Additionally, during 1998 the Company acquired certain cable television system assets and subscriber lists for aggregate consideration of approximately $2,000,000. The purchase price did not materially exceed the fair value of the assets acquired.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

5. ACQUISITIONS (CONTINUED)
    Had these acquisitions occurred on January 1, 1997, the Company's pro-forma consolidated results for the years ended December 31, 1998 and 1997, would not be materially different from those presented in the consolidated statements of operations.

    Effective January 1, 1997, PCI acquired the remaining 51% of a subsidiary company for aggregate consideration of approximately $9,927,000. The acquisition has been accounted for as a purchase with the purchase price allocated among the assets acquired and liabilities assumed based upon the fair values at the date of acquisition and any excess to goodwill. The purchase price exceeded the fair value of the net assets acquired by approximately $5,556,000.

    In May 1997, PCI acquired a 54.75% ownership interest in a cable television company for aggregate consideration of approximately $10,925,000. The acquisition has been accounted for as a purchase with the purchase price allocated among the assets acquired and liabilities assumed based upon the fair values at the date of acquisition and any excess as goodwill. The results of the acquired company have been included with the Company's results since the date of acquisition. The purchase price exceeded the fair value of the net assets acquired by approximately $9,910,000. Included in minority interest at December 31, 1997 is approximately $450,000 relating to the acquisition of this subsidiary.

    During 1997, the Company acquired certain cable television system assets and subscriber lists for aggregate consideration of approximately $3,200,000. The acquisitions have been accounted for as fixed asset purchases with the purchase price allocated among the fixed assets acquired based upon their fair values at the dates of acquisition and any excess to goodwill. The purchase prices exceeded the fair value of the assets acquired by approximately $548,000.

    During 1996, the Company acquired substantially all of the cable television system assets of twenty-six cable television companies for aggregate consideration of approximately $15,600,000. The acquisitions have been accounted for as purchases with the purchase price allocated among the assets acquired and liabilities assumed based upon their fair values at the date of acquisition and any excess as goodwill. The results of the acquired companies have been included with the Company's results since their dates of acquisition. The purchase prices exceeded the fair value of the net assets acquired by approximately $5,800,000.

6. PROGRAMMING AND BROADCAST RIGHTS

    Programming and broadcast rights include approximately $9,030,000 and $894,000 related to certain broadcast rights purchased as of December 31, 1998 and 1997, respectively, but not yet available for viewing.

7. OTHER CURRENT AND NON-CURRENT ASSETS

    Included in other current assets are $8,785,000 and $1,322,000 of VAT receivables as of December 31, 1998 and 1997, respectively.

    Also included in other current assets at December 31, 1998 and 1997 are prepayments of $8,300,000 and $9,000,000, respectively, to Philips Business Electronics B.V. ("Philips") toward the supply of decoders, satellite dishes and services used in the Company's D-DTH satellite transmission system ("Reception Systems").

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

7. OTHER CURRENT AND NON-CURRENT ASSETS (CONTINUED)
    Included in other non-current assets at December 31, 1998 and 1997 are deferred financing costs of $12,146,000 and $7,122,000, respectively relating to the Company's notes payable (refer to note 11).

    Included in other non-current assets at December 31, 1997 is a prepayment of approximately $1,200,000 toward the formation of a programming related joint venture with World Shopping Network Plc. As a final agreement was never consummated, the amount was expensed in 1998.

8. INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------

                                                                             (IN THOUSANDS)
Conduit and franchise agreements........................................  $   5,409  $   5,391
Goodwill................................................................     27,510     13,338
Non-compete agreements..................................................     19,006      9,406
Other...................................................................      1,336      1,543
                                                                          ---------  ---------
                                                                             53,261     29,678
Less accumulated amortization...........................................     (9,609)    (3,360)
                                                                          ---------  ---------
Net intangible assets...................................................  $  43,652  $  26,318
                                                                          ---------  ---------
                                                                          ---------  ---------

9. INVESTMENTS IN AFFILIATED COMPANIES

    Investment in affiliated companies at December 31, 1998 consist of 20% of the common stock of Fox Kids Poland Ltd. ("FKP") and 50% of the common stock of Twoj Styl Sp. z o.o. ("Twoj Styl"). At December 31, 1997 investments in affiliated companies also included 45% of the common stock of GZM. During 1998, the Company acquired the remaining interest in GZM (refer to note 5).

    In December 1997, the Company acquired a 20% interest in FKP, a joint venture formed to provide programming to the Company for an aggregate purchase price of approximately $10,000,000. The purchase price exceeded the fair value of the Company's ownership percentage of net assets by approximately $10,000,000. This difference is being amortized over five years as a charge to equity in profits of affiliated companies. During 1998, the Company contributed an additional $4,926,000 to the joint venture which was accounted for as an additional investment in affiliated companies. For the years ended December 31, 1998 and 1997, the Company recorded losses related to this investment of $6,343,000 and $0, respectively.

    In December 1997, the Company acquired a 50% interest in Twoj Styl, a magazine publishing company for an aggregate purchase price of approximately $11,100,000. In 1998, the Company paid approximately $302,000 for stamp duty and professional fees, which was added to the cost of the investment. The purchase price exceeded the fair value of the Company's ownership percentage of net assets by approximately $9,600,000. This difference is being amortized over ten years as a charge to equity in profits of affiliated companies. For the years ended December 31, 1998 and 1997, the Company recorded a (loss)/profit related to this investment of $(181,000) and $152,000, respectively. In addition, the Company agreed to provide additional future financing to Twoj Styl, either debt or equity, of up to

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

9. INVESTMENTS IN AFFILIATED COMPANIES (CONTINUED)
$7,700,000 to develop Polish- language programming and ancillary services. As of December 31, 1998, no additional financing had been provided.

    It was not practicable to estimate the market value of the investments in affiliated companies due to the nature of these investments, the relatively short existence of the affiliated companies and the absence of quoted market price for the affiliated companies.

10. INCOME TAXES

    Income tax (expense)/benefit consists of:

                                                                CURRENT    DEFERRED     TOTAL
                                                               ---------  ----------  ---------
                                                                        (IN THOUSANDS)
Year ended December 31, 1998:
  U.S. Federal...............................................  $      --  $       --  $      --
  State and local............................................         --          --         --
  Foreign....................................................       (210)         --       (210)
                                                               ---------  ----------  ---------
                                                               $    (210) $       --  $    (210)
                                                               ---------  ----------  ---------
                                                               ---------  ----------  ---------
Year ended December 31, 1997:
  U.S. Federal...............................................  $   1,438  $       --  $   1,438
  State and local............................................         --          --         --
  Foreign....................................................       (463)         --       (463)
                                                               ---------  ----------  ---------
                                                               $     975  $       --  $     975
                                                               ---------  ----------  ---------
                                                               ---------  ----------  ---------
Year ended December 31, 1996:
  U.S. Federal...............................................  $    (714) $       --  $    (714)
  State and local............................................       (531)         --       (531)
  Foreign....................................................        (28)         --        (28)
                                                               ---------  ----------  ---------
                                                               $  (1,273) $       --  $  (1,273)
                                                               ---------  ----------  ---------
                                                               ---------  ----------  ---------

    Sources of loss before income taxes and minority interest are presented as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               1998         1997       1996
                                                            -----------  ----------  ---------

                                                                      (IN THOUSANDS)
Domestic loss.............................................  $   (52,341) $  (20,628) $  (2,602)
Foreign loss..............................................      (73,154)    (31,585)    (4,632)
                                                            -----------  ----------  ---------
                                                            $  (125,855) $  (52,213) $  (7,234)
                                                            -----------  ----------  ---------
                                                            -----------  ----------  ---------

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

10. INCOME TAXES (CONTINUED)
    Income tax (expense)/benefit for the years ended December 31, 1998, 1997, and 1996 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax loss as a result of the following:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                 1998        1997       1996
                                                              ----------  ----------  ---------

                                                                       (IN THOUSANDS)
Computed "expected" tax benefit.............................  $   43,061  $   17,752  $   2,460
Non-deductible expenses.....................................      (1,635)       (101)       (17)
Change in valuation allowance...............................     (30,299)    (15,424)    (3,504)
Adjustment for change in functional currency bases..........     (11,311)         --         --
Adjustment to deferred tax asset
  for enacted changes in tax rates..........................        (695)       (789)        --
Foreign tax rate differences................................         606        (463)      (184)
Other.......................................................          63          --        (28)
                                                              ----------  ----------  ---------
                                                              $     (210) $      975  $  (1,273)
                                                              ----------  ----------  ---------
                                                              ----------  ----------  ---------

    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

                                                                              DECEMBER 31,
                                                                          ---------------------
                                                                             1998       1997
                                                                          ----------  ---------

                                                                             (IN THOUSANDS)
Deferred tax assets:
  Foreign net operating loss carryforward...............................  $   27,930  $   6,471
  Domestic net operating loss carry forward.............................       7,459         --
  Interest income.......................................................       2,650      1,946
  Service revenue.......................................................       2,101      1,948
  Accrued liabilities...................................................       4,061      2,964
  Deferred costs........................................................       6,447      2,001
  Stock options.........................................................       2,950      2,950
  Deferred interest.....................................................       2,183         --
  Unrealized foreign exchange losses....................................       9,066      5,614
  Other.................................................................       1,393        139
                                                                          ----------  ---------
Total gross deferred tax assets.........................................      66,240     24,033
Less valuation allowance................................................     (54,332)   (24,033)
                                                                          ----------  ---------
Net deferred tax assets.................................................  $   11,908  $      --
                                                                          ----------  ---------
                                                                          ----------  ---------
Deferred tax liabilities:
  Fixed assets depreciation.............................................  $  (11,786) $      --
  Other.................................................................        (122)        --
                                                                          ----------  ---------
  Total gross deferred tax liabilities..................................  $  (11,908) $      --
                                                                          ----------  ---------
                                                                          ----------  ---------
  Net deferred tax liability............................................  $       --  $      --
                                                                          ----------  ---------
                                                                          ----------  ---------

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

10. INCOME TAXES (CONTINUED)
    The net increase in the valuation allowance for the years ended December 31, 1998, 1997 and 1996 was $30,299,000, $3,504,000 and $667,000, respectively. In assessing the realiability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1998.

    Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1998 will be reported in the consolidated statement of operations.

    Foreign loss carryforwards can be offset against the PTK Companies' taxable income and utilized at a rate of one-third per year in each of the three years subsequent to the year of the loss. If there is no taxable income in a given year during the carryforward period, the portion of the loss carryforward to be utilized is permanently forfeited. For losses incurred in U.S. taxable years prior to 1998, loss carryforwards can be applied against taxable income three years retroactively and fifteen years into the future. For losses incurred in U.S. taxable years from 1998, loss carryforwards can be applied against taxable income two years retroactively and twenty years into the future.

    At December 31, 1998, the Company has foreign net operating loss carryforwards of approximately $104,087,000, which will expire as follows:

                                                                                          (IN
YEAR ENDING DECEMBER 31,                                                              THOUSANDS)
-----------------------------------------------------------------------------------  -------------
1999...............................................................................   $    28,066
2000...............................................................................        26,814
2001 and thereafter................................................................        49,207
                                                                                     -------------
                                                                                      $   104,087
                                                                                     -------------
                                                                                     -------------

11. NOTES PAYABLE

    Notes payable consist of the following:

                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1998       1997
                                                                                               ---------  ---------

                                                                                                  (IN THOUSANDS)
@ Entertainment Notes, net of discount.......................................................  $ 125,513  $      --
PCI Notes, net of discount...................................................................    129,627    129,578
American Bank in Poland S.A. ("AmerBank") revolving credit loan..............................      6,500         --
Bank Rozwoju Exportu S.A. Deutsche--Mark facility............................................      1,912         --
Other........................................................................................        402        532
                                                                                               ---------  ---------
                                                                                                 263,954    130,110
less: current portion........................................................................      6,500         --
Notes payable, net of current portion........................................................  $ 257,454  $ 130,110

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

@ ENTERTAINMENT NOTES

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

    The Notes were issued at a discount to their aggregate principal amount at maturity and, together with the Warrants generated gross proceeds to the Company of approximately $125,100,000 of which $117,485,000 has been allocated to the initial accreted value of the Notes and approximately $7,615,000 has been allocated to the Warrants. The portion of the proceeds that is allocable to the Warrants was accounted for as part of paid-in capital. The allocation was made based on the relative fair values of the two securities at the time of issuance. Net proceeds to the Company after deducting initial purchasers' discount and offering expenses were approximately $118,972,000.

    The Notes are unsubordinated and unsecured obligations. Cash interest on the Notes will not accrue prior to July 15, 2003. Thereafter cash interest will accrue at a rate of 14.5% per annum and will be payable semiannually in arrears on January 15 and July 15 of each year, commencing January 15, 2004. The Notes will mature on July 15, 2008. At any time prior to July 15, 2001, the Company may redeem up to a maximum of 25% of the originally issued aggregate principal amount at maturity of the Notes at a redemption price equal to 114.5% of the accreted value thereof at the redemption date, plus accrued and unpaid interest, if any, to the date of redemption with some or all of the net cash proceeds of one or more public equity offerings; provided, however, that not less than 75% of the originally issued aggregate principal amount at maturity of the Notes remains outstanding immediately after giving effect to such redemption. The effective interest rate of the Notes is approximately 16.5%.

    The Warrants initially entitle the holders thereof to purchase an aggregate of 1,824,514 shares of Common Stock, representing, in the aggregate, approximately 5% of the outstanding Common Stock on a fully-diluted basis immediately after giving effect to the sale of the Units. The Warrants are exercisable at any time and will expire on July 15, 2008.

    Pursuant to the Indenture governing the Notes (the "Indenture"), the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuance and sales of capital stock of restricted subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by restricted subsidiaries; (vii) purchase of Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting restricted subsidiaries;
(x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) consolidations, mergers and sales of assets. The Company is in compliance with these covenants.

PCI NOTES

    On October 31, 1996, PCI sold $130,000,000 aggregate principal amount of Senior Notes ("PCI Notes") to an initial purchaser pursuant to a purchase agreement. The initial purchaser subsequently completed a private placement of the PCI Notes. In June 1997, substantially all of the outstanding PCI Notes were exchanged for an equal aggregate principal amount of publicly-registered PCI Notes.

    The PCI Notes have an interest rate of 9 7/8% and a maturity date of November 1, 2003. Interest is paid on the PCI Notes on May 1 and November 1 of each year. As of December 31, 1998 and 1997 the Company accrued interest expense of $2,140,000 and $2,175,000, respectively.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

    Prior to November 1, 1999, PCI may redeem up to a maximum of 33% of the initially outstanding aggregate principal amount of the PCI Notes with some or all of the net proceeds of one or more public equity offerings at a redemption price equal to 109.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that immediately after giving effect to such redemption, at least $87 million aggregate principal amount of the PCI Notes remains outstanding.

    The PCI Notes are net of unamortized discount of $373,000 and $422,000 at December 31, 1998 and 1997, respectively. The effective interest rate of the PCI Notes is approximately 11.3%.

    PCI has pledged to State Street Bank and Trust Company, the trustee for the PCI Notes (for the benefit of the holders of the PCI Notes) intercompany notes issued by PCBV, of a minimum aggregate principal amount (together with cash and cash equivalents of PCI), equal to at least 110% of the outstanding principal amount of the PCI Notes, and that, in the aggregate, provide cash collateral or bear interest and provide for principal repayments, as the case may be, in amounts sufficient to pay interest on the PCI Notes. Notes payable from PCBV to PCI were $160,450,000 and $134,509,000 at December 31, 1998 and 1997,
respectively.

    Pursuant to the PCI Indenture, PCI is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuances and sales of capital stock of subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of PCI Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting restricted subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) consolidations, mergers and sales of assets. The Company is in compliance with these covenants.

    Condensed parent only financial statements of @ Entertainment, Inc. are provided in Note 12 in compliance with the requirements of Rules 5-04 and 12-04 of the Securities and Exchange Commission's Regulation S-X.

AMERICAN BANK IN POLAND S.A. REVOLVING CREDIT LOAN

    The revolving credit loan allowing the Company to borrow up to a maximum principal amount of $6,500,000 on or before December 31, 1998, was fully drawn as of December 31, 1998. The facility bears interest at LIBOR plus 3.0% (8.0% as at December 31, 1998), is repayable in full on August 20, 1999, and is secured by promissory notes en blanc from certain of the Company's subsidiaries, and pledges of the shares of certain of the Company's subsidiaries.

BANK ROZWOJU EKSPORTU S.A. DEUTSCHE-MARK FACILITY

    The Deutsche-Mark facility represents a credit facility of DM 3,948,615 of which approximately DM 3,204,000 was outstanding at December 31, 1998. The facility bears interest at LIBOR plus 2.0% (5.3% as at December 31, 1998), is repayable in full on December 27, 2002, and is ultimately secured by a pledge of the common shares of one of the Company's subsidiaries.

    Interest expense relating to notes payable was in the aggregate approximately $21,535,000, $13,902,000 and $4,687,000 for the years ended
December 31, 1998, 1997 and 1996, respectively.

    During 1996, the Company recorded an extraordinary loss related to the early retirement of debt. The extraordinary loss was comprised of a $147,000 prepayment penalty and a $1,566,000 write-off of deferred financing costs.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

12. CONDENSED PARENT ONLY FINANCIAL INFORMATION OF @ ENTERTAINMENT

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

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------------
                                                                                   1998         1997         1996
                                                                                 ---------  -------------  ---------
                                                                                           (IN THOUSANDS)
Operating costs and expenses:
Selling, general and administrative expenses...................................  $   8,700    $  14,662    $   1,061
                                                                                 ---------  -------------  ---------
Operating loss.................................................................     (8,700)     (14,662)      (1,061)
Interest and investment income.................................................      8,458        2,489        1,076
Interest expense...............................................................     (8,608)          --       (2,612)
Foreign exchange gain, net.....................................................         36           --           --
Equity in losses of affiliated companies.......................................   (117,251)     (42,651)      (2,775)
                                                                                 ---------  -------------  ---------
Loss before income taxes.......................................................   (126,065)     (54,824)      (5,372)
Income tax expense.............................................................         --           --       (1,245)
                                                                                 ---------  -------------  ---------
Net loss.......................................................................   (126,065)     (54,824)      (6,617)
Accretion of redeemable preferred stock........................................         --       (2,436)      (2,870)
Preferred stock dividend.......................................................         --           --       (1,738)
(Excess)/ deficit of carrying value of preferred
stock (over)/ under consideration paid.........................................         --      (33,806)       3,549
                                                                                 ---------  -------------  ---------
Net loss applicable to holders of common stock.................................  $(126,065)   $ (91,066)   $  (7,676)
                                                                                 ---------  -------------  ---------
                                                                                 ---------  -------------  ---------

                   CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Net loss.........................................................................  $(126,065) $ (54,824) $  (6,617)
Other comprehensive income:
  Translation adjustment.........................................................       (249)      (218)        --
                                                                                   ---------  ---------  ---------
                                                                                   $(126,314) $ (55,042) $  (6,617)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                             @ ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

                            CONDENSED BALANCE SHEETS

12. CONDENSED PARENT ONLY FINANCIAL INFORMATION OF @ENTERTAINMENT (CONTINUED)

                                                                                                DECEMBER 31,
                                                                                           -----------------------
                                                                                              1998         1997
                                                                                           -----------  ----------

                                                                                               (IN THOUSANDS)
                                                      ASSETS
Cash and cash equivalents................................................................  $     3,070  $   71,565
Accounts receivable, net.................................................................          168         290
Other current assets.....................................................................        1,123          74
                                                                                           -----------  ----------
    Total current assets.................................................................        4,361      71,929

Other assets.............................................................................       17,230      11,252
Net investment in restricted net assets of wholly-owned subsidiaries.....................      102,344     121,977
Net investment in unrestricted net assets of wholly-owned subsidiaries...................       37,312     (51,822)
                                                                                           -----------  ----------
Total assets.............................................................................  $   161,247  $  153,336
                                                                                           -----------  ----------
                                                                                           -----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses....................................................  $     2,078  $      981
Notes payable............................................................................      125,513          --
                                                                                           -----------  ----------
Total liabilities........................................................................      127,591         981

Stockholders' equity:
  Preferred stock, $0.01 par value; Authorized 20,000,000 shares; none issued and
    outstanding..........................................................................           --          --
  Common stock, $.01 par value; Authorized 70,000,000 shares in 1998 and 1997; issued and
    outstanding 33,310,000 shares in 1998 and 1997.......................................          333         333
  Paid-in capital........................................................................      237,954     230,339
  Accumulated other comprehensive income.................................................         (467)       (218)
  Accumulated deficit....................................................................     (204,164)    (78,099)
                                                                                           -----------  ----------
Total stockholders' equity...............................................................       33,656     152,355
                                                                                           -----------  ----------
Total liabilities and stockholders' equity...............................................  $   161,247  $  153,336
                                                                                           -----------  ----------
                                                                                           -----------  ----------

                             @ ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

            CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

12. CONDENSED PARENT ONLY FINANCIAL INFORMATION OF @ENTERTAINMENT (CONTINUED)

                          PREFERRED STOCK           COMMON STOCK                  ACCUMULATED OTHER
                       ----------------------  ----------------------   PAID-IN     COMPREHENSIVE    ACCUMULATED
                         SHARES      AMOUNT     SHARES      AMOUNT      CAPITAL        INCOME          DEFICIT       TOTAL
                       -----------  ---------  ---------  -----------  ---------  -----------------  ------------  ---------
                                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance January 1,
1996.................         985   $  10,311     11,037   $   4,993   $   1,544      $      --       $  (16,658)  $     190
  Net loss...........          --          --         --          --          --             --           (6,617)     (6,617)
  Stock dividend.....         166       1,738         --          --      (1,738)            --               --          --
  Issuance of
    stock............          --          --      7,911      (4,992)     53,837             --               --      48,845
  Preferred stock
    redemption.......      (1,151)    (12,049)        --          --       3,549             --               --      (8,500)
  Accretion of
    redeemable
    preferred
    stock............          --          --         --          --      (2,870)            --               --      (2,870)
  Reorganization.....          --          --  18,929,052        188        (188)            --               --          --
                       -----------  ---------  ---------  -----------  ---------         ------      ------------  ---------
Balance January 1,
1997.................          --   $      --  18,948,000  $     189   $  54,134      $      --       $  (23,275)  $  31,048
  Net loss...........          --          --         --          --          --             --          (54,824)    (54,824)
  Translation
    adjustment.......          --          --         --          --          --           (218)              --        (218)
  Net proceeds from
    initial public
    offering.........          --          --  9,500,000          95     183,197             --               --     183,292
  Purchase of PCI
    series A and C
    redeemable
    preferred
    stock............          --          --         --          --     (33,806)            --               --     (33,806)
  Accretion of
    redeemable
    preferred
    stock............          --          --         --          --      (2,436)            --               --      (2,436)
  Conversion of
    series B
    redeemable
    preferred
    stock............          --          --  4,862,000          49      11,148             --               --      11,197
  Stock option
    compensation
    expense..........          --          --         --          --      18,102             --               --      18,102
                       -----------  ---------  ---------  -----------  ---------         ------      ------------  ---------
Balance December 31,
1997.................          --   $      --  33,310,000  $     333   $ 230,339      $    (218)      $  (78,099)  $ 152,573
  Net loss...........          --          --         --          --          --             --         (126,065)   (126,065)
  Translation
    adjustment.......          --          --         --          --          --           (249)              --        (249)
  Warrants attached
    to Senior
    Discount Notes...          --          --         --          --       7,615             --               --       7,615
                       -----------  ---------  ---------  -----------  ---------         ------      ------------  ---------
Balance December 31,
1998.................          --   $      --  33,310,000  $     333   $ 237,954      $    (467)      $ (204,164)  $  34,123
                       -----------  ---------  ---------  -----------  ---------         ------      ------------  ---------
                       -----------  ---------  ---------  -----------  ---------         ------      ------------  ---------

                             @ ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

12. CONDENSED PARENT ONLY FINANCIAL INFORMATION OF @ ENTERTAINMENT (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                 1998         1997        1996
                                                                              -----------  ----------  -----------

                                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................................  $  (126,065) $  (54,824)      (6,617)
  Adjustments to reconcile net loss to
  net cash (used in) provided by operating activities:
    Amortization of notes payable discount and issue costs..................        8,301       1,040          164
    Loss of subsidiaries....................................................      117,070      42,651       12,862
    Gain on sale of investment securities...................................           --        (358)          --
    Non-cash stock option compensation expense..............................           --       8,677           --
    Equity in losses of affiliated companies................................         (181)         --           --
  Changes in operating assets and liabilities:
      Accounts receivable...................................................          122        (142)         (35)
      Other current assets..................................................       (1,049)        114       (1,300)
      Other assets..........................................................         (121)         --           --
      Accounts payable and accrued expenses.................................        1,097      (2,008)       2,855
      Income taxes payable..................................................           --      (4,472)       4,472
                                                                              -----------  ----------  -----------
        Net cash (used in)/provided by operating activities.................         (826)     (9,322)      12,401
                                                                              -----------  ----------  -----------
Cash flows from investing activities:
      Proceeds from maturity of investment securities.......................           --      25,473      (25,115)
      Investment in, and loans and advances to affiliated companies.........     (186,809)   (111,670)    (122,337)
      Purchase of other assets..............................................           --     (11,252)      (8,200)
                                                                              -----------  ----------  -----------
        Net cash used in investing activities...............................     (186,809)    (97,449)    (155,652)
                                                                              -----------  ----------  -----------
Cash flows from financing activities:
      Net proceeds from issuance of stock...................................           --     183,292       81,001
      Redemption of preferred stock.........................................           --     (60,000)      (8,500)
      Costs to obtain loans.................................................       (5,960)         --       (6,513)
      Proceeds from issuance of notes payable...............................      117,485          --      136,074
      Proceeds from issuance of warrants....................................        7,615          --           --
      Repayment of notes payable............................................           --          --      (10,000)
                                                                              -----------  ----------  -----------
        Net cash provided by financing activities...........................      119,140     123,292      192,062
                                                                              -----------  ----------  -----------
        Net (decrease)/increase in cash and cash equivalents................      (68,495)     16,521       48,811
Cash and cash equivalents at beginning of year..............................       71,565      55,044        6,233
                                                                              -----------  ----------  -----------
Cash and cash equivalents at end of period..................................  $     3,070  $   71,565       55,044
                                                                              -----------  ----------  -----------
                                                                              -----------  ----------  -----------
Supplemental cash flow information:
      Cash paid for interest................................................  $        --  $       --  $     2,338
                                                                              -----------  ----------  -----------
                                                                              -----------  ----------  -----------
      Cash paid for income taxes............................................  $        --  $       --  $     1,184
                                                                              -----------  ----------  -----------

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

13. RELATED PARTY TRANSACTIONS

    During the ordinary course of business, the Company enters into transactions with affiliated parties. The principal related party transactions are described below.

PROGRAMMING

    Programming is provided to the Company by certain of its affiliates. The Company incurred programming fees from these affiliates of $418,000, $559,000 and $ 412,000 for the years ended December 31, 1998, 1997 and 1996.

PRINT MEDIA SERVICES

    An affiliate of the Company provides print media services to the Company. The Company incurred operating costs related to these services of $4,355,000 for the year ended December 31, 1998. The Company did not incur any costs from this affiliate prior to 1998.

14. PER SHARE INFORMATION

    Basic loss per share has been computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. The effect of potential common shares (stock options and warrants outstanding) is antidilutive, accordingly, dilutive loss per share is the same as basic loss per share.

    The Company has presented historical loss per common share information assuming the common stock exchange of 1 to 1,000 shares occurred on January 1, 1995.

    The following table provides a reconciliation of the numerator and denominator in the loss per share calculation:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                  1998         1997        1996
                                                                               -----------  ----------  ----------
Net loss attributable to common stockholders (in thousands)..................  $  (126,065) $  (91,066) $   (7,676)
                                                                               -----------  ----------  ----------
                                                                               -----------  ----------  ----------
Weighted average number of common shares outstanding (in thousands)..........       33,310      24,771      17,271
Nominal issuance (in thousands)..............................................           --          --         346
                                                                               -----------  ----------  ----------
Basic weighted average number of common shares outstanding (in thousands)....       33,310      24,771      17,617
                                                                               -----------  ----------  ----------
                                                                               -----------  ----------  ----------
Loss per share-basic and diluted.............................................  $     (3.78) $    (3.68) $    (0.44)
                                                                               -----------  ----------  ----------
                                                                               -----------  ----------  ----------

15. STOCK OPTION PLAN

    On June 22, 1997, the Company adopted a stock option plan (the "1997 Plan") pursuant to which the Company's Board of Directors may grant stock options to officers, key employees and consultants of the Company. The 1997 Plan authorizes grants of options to purchase up to 4,436,000 shares, subject to adjustment in accordance with the 1997 Plan. At December 31, 1998, options for 3,924,000 shares had been

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

15. STOCK OPTION PLAN (CONTINUED)
granted. Of this amount, 1,671,000 options became exercisable upon the IPO but cannot be sold for a period of two years from July 30, 1997.

    The Company granted 1,671,000 stock options in January 1997 at a price substantially below the IPO price of $21.00 per share. Such options vested in full upon the completion of the IPO. In accordance with generally accepted accounting principles, the Company recognized approximately $18,102,000 of compensation expense included in selling, general, and administrative expenses for these options in 1997 representing the difference between the exercise price of the options and the fair market value of the shares on the date of grant. All other stock options were granted with exercise prices at or below the fair market value of the shares on the date of grant.

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

    Stock option activity during the periods indicated is as follows:

                                                                                     NUMBER OF    WEIGHTED AVERAGE
                                                                                       SHARES      EXERCISE PRICE
                                                                                    ------------  -----------------
Balance at January 1, 1996........................................................            --      $      --
Granted...........................................................................       241,000      $    1.99
                                                                                    ------------         ------
Balance at December 31, 1996 (none exercisable)...................................       241,000      $    1.99
Granted...........................................................................     2,083,000      $    5.98
                                                                                    ------------         ------
Balance at December 31, 1997 (none exercisable)...................................     2,324,000      $    5.57
Granted...........................................................................     1,600,000      $   12.31
                                                                                    ------------         ------
Balance at December 31, 1998 (2,643,000 exercisable)..............................     3,924,000      $    8.32
                                                                                    ------------         ------

    No options were exercised or forfeited during 1998.

    At December 31, 1998 the range of exercise prices, weighted-average remaining contractual life and number exercisable of outstanding options was as follows:

                                                                        WEIGHTED- AVERAGE
                                                          WEIGHTED-        CONTRACTUAL                    WEIGHTED-
                RANGE OF                   NUMBER OF       AVERAGE       REMAINING LIFE      NUMBER        AVERAGE
             EXERCISE PRICES                 SHARES    EXERCISE PRICE        (YEARS)       EXERCISABLE EXERCISE PRICE
-----------------------------------------  ----------  ---------------  -----------------  ----------  ---------------
1.99-3.79................................   1,912,000          3.51              5.44       1,912,000          3.51
12.00-15.24..............................   2,012,000         12.89              8.98         731,900         12.46
                                           ----------                                      ----------
                                            3,924,000          8.32                         2,643,900          5.98
                                           ----------                                      ----------
                                           ----------                                      ----------

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

15. STOCK OPTION PLAN (CONTINUED)
    The per share weighted-average fair value of stock options granted during 1998 was $4.22 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected volatility 43.0%, expected dividend yield 0.0%, risk-free interest rate of 5.72%, and an expected life of 4 years.

    Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                               1998         1997       1996
                                                                            -----------  ----------  ---------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                                                          DATA)
Net loss-as reported......................................................  $  (126,065) $  (54,824) $  (6,617)
Net loss-pro forma........................................................  $  (131,511) $  (56,607) $  (6,617)
Basic and diluted net loss per share--as reported.........................  $     (3.78) $    (3.68) $   (0.44)
Basic and diluted loss per share-pro forma................................  $     (3.95) $    (3.75) $   (0.44)

16. LEASES

BUILDING LEASES

    The Company leases several offices and warehouses within Poland under cancelable operating leases. The Company has a noncancelable operating lease for a building in the United Kingdom which houses the majority of its technical equipment relating to the D-DTH network. The noncancelable lease expires in 2002, and contains a renewal option for an additional five years. Future minimum lease payments as of December 31, 1998 are $2,725,000 in 1999, $2,806,000 in 2000, $2,890,000 in 2001 and $2,977,000 in 2002.

D-DTH TECHNICAL EQUIPMENT LEASE

    The Company has an eight year agreement with British Telecommunications plc ("BT") for the lease and maintenance of certain satellite uplink equipment. The agreement requires the payment of equal monthly installments of $50,000 approximating future minimum commitments of $600,000 in 1999, $576,000 in 2000, $576,000 in 2001, $576,000 in 2002 and $1,728,000 in 2003 and thereafter. Other than the BT uplink equipment, the Company owns all of the required broadcasting equipment at its transmission facility in the United Kingdom.

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

    All of the agreements provide that TPSA is the manager of the telephone duct system and will lease space within the ducts to the Company for installation of cable and equipment for the cable television systems. The lease agreements provide for monthly lease payments that are adjusted quarterly or annually,

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

16. LEASES (CONTINUED)
except for the Gdansk lease agreement which provides for an annual adjustment after the sixth year and then remains fixed through the tenth year of the lease.

    Minimum future lease commitments for the aforementioned conduit leases relate to 1999 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $622,000 for the six months ending June 30, 1999.

TRANSPONDER LEASES

    During 1997, the Company entered into certain operating leases pursuant to which the Company is liable for charges associated with each of its three transponders on the Astra satellites, which can amount to a maximum of $6,750,000 per year for each transponder and up to $182 million for all three transponders for the term of their leases. The future minimum lease payments applicable to the transponders approximate $20,250,000 in 1999, $20,250,000 in 2000, $20,250,000 in 2001, $20,250,000 in 2002 and $101,250,000 in 2003 and
thereafter. The leases for the two transponders on the Astra 1F satellite and the transponder on the Astra 1G satellite will expire in 2007. The Company's transponder leases provide that the Company's rights are subject to termination in the event that the lessor's franchise is withdrawn by the Luxembourg Government.

    Total rental expense associated with the aforementioned operating leases for the years ended December 31, 1998, 1997 and 1996 was $10,521,000, $3,696,000 and
$892,000, respectively.

17. SEGMENT INFORMATION

    @Entertainment and its subsidiaries operate in three business segments: (1) cable television, (2) digital direct-to-home television and programming, and (3) corporate functions. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in losses of affiliated companies, income taxes, extraordinary items, non-recurring items (e.g., compensation expense related to stock options), gains and losses from the sale of assets other than in a normal course of business and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of loss

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

17. SEGMENT INFORMATION (CONTINUED)
or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity.

                                                                             D-DTH AND
1998                                                               CABLE    PROGRAMMING   CORPORATE      TOTAL
---------------------------------------------------------------  ---------  ------------  ----------  -----------
                                                                                  (IN THOUSANDS)
Revenues from external customers...............................  $  52,971   $    8,888   $       --  $    61,859
Intersegment revenues..........................................         --       13,432           --       13,432
Operating loss.................................................    (23,066)     (69,047)      (8,700)    (100,813)
EBITDA.........................................................     (1,431)     (64,378)      (8,700)     (74,509)
Depreciation and amortization..................................    (21,635)      (4,669)          --      (26,304)
Investment in equity method investees..........................         --        8,533       11,373       19,956
Segment total assets...........................................    193,785      132,998       21,591      348,374
Expenditures for segment assets................................     42,639       72,353           --      114,992

1997
---------------------------------------------------------------

Revenues from external customers...............................  $  38,138   $       --   $       --  $    38,138
Intersegment revenues..........................................         --           --           --           --
Operating loss.................................................    (20,308)     (10,210)     (12,152)     (42,670)
EBITDA.........................................................      5,387      (10,186)      (3,475)      (8,274)
Net loss.......................................................    (35,087)      (7,668)     (12,069)     (54,824)
Significant non-cash items:
Stock option compensation expense..............................      9,425           --        8,677       18,102
Investment in equity method investees..........................         --       10,876       11,252       21,628
Segment total assets...........................................    187,449       36,466       83,181      307,096
Expenditures for segment assets................................     33,786        5,857           --       39,643

    In 1997, the cable segment includes the activities of Mozaic Entertainment, Inc., a subsidiary which provided programming content for the cable business. In 1998, the Company's programming activity related solely to the development of the Wizja TV platform and has been included in the D-DTH and programming segment. For the year ended December 31, 1997, Mozaic Entertainment, Inc. revenues and operating loss were $563,000 and $2,071,000, respectively. For the year ended December 31, 1998, Mozaic Entertainment, Inc. was dormant. During 1996 the Company operated in one business segment (cable).

    Total long-lived assets for the years ended December 31, 1998 and 1997 for the Company analyzed by geographical location is as follows:

                                                                  TOTAL REVENUES             LONG-LIVED ASSETS
                                                          -------------------------------  ----------------------
                                                            1998       1997       1996        1998        1997
                                                          ---------  ---------  ---------  ----------  ----------

                                                                  (IN THOUSANDS)
                                                                                               (IN THOUSANDS)
Poland..................................................  $  61,859  $  38,138  $  24,923  $  257,625  $  152,614
United Kingdom..........................................         --         --         --      20,208       7,930
Other...................................................         --         --         --          29          --
                                                          ---------  ---------  ---------  ----------  ----------
Total...................................................  $  61,859  $  38,138  $  24,923  $  277,862  $  160,544
                                                          ---------  ---------  ---------  ----------  ----------
                                                          ---------  ---------  ---------  ----------  ----------

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

17. SEGMENT INFORMATION (CONTINUED)
    All of the Company's revenue is derived from activities carried out in Poland. Long-lived assets consist of property, plant, and equipment, inventories for construction, intangible assets, and other assets.

18. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

    The Company has concluded an agreement with Philips, whereby Philips will supply reception systems, as well as retail, installation and support services in connection with the launch of the Company's D-DTH business in Poland. Philips will be the exclusive supplier to the Company of the first 500,000 D-DTH reception systems and will not distribute any other digital integrated receiver decoders under the Philips trademark in Poland until December 31, 1999 or any earlier date on which the Company has secured 500,000 initial subscribers to its D-DTH service in Poland. Philips has granted the Company an exclusive license of its CryptoWorks(-Registered Trademark-) technology in Poland for the term of the agreement, which will terminate when the Company has purchased 500,000 D-DTH reception systems from Philips, unless terminated earlier in accordance with the terms of the agreement or extended by mutual consent of Philips and the Company. As of December 31, 1998, the Company had an aggregate minimum commitment toward the purchase of the Reception Systems of approximately $129,213,000 up to June 30, 2000.

PROGRAMMING, BROADCAST AND EXHIBITION RIGHT COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party content providers for its D-DTH and cable systems. The agreements have terms which range from one to seven years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At December 31, 1998, the Company had an aggregate minimum commitment in relation to these agreements of approximately $214,299,000 over the next seven years, approximating $37,198,000 in 1999, $38,428,000 in 2000, $40,627,000 in
2001, $44,837,000 in 2002 and $53,209,000 in 2003 and thereafter.

CONSULTING AGREEMENTS

    The Company has entered into a two-year consultancy arrangement with Samuel Chisholm and David Chance (each individually a "Consultant"), pursuant to which the Company will pay to a Consultant a fee of $10,000 per consultancy day, based on a minimum, on average over each 12 month period, of a total of 4 Consultancy Days per month, and the Company will pay an additional fee of $10,000 to a Consultant for any additional days in any month on which a Consultant provides consulting services to the Company. The consultancy agreement is not subject to cancellation by either party except as a result of a breach of the consultancy agreement.

REGULATORY APPROVALS

    The Company is in the process of permits from the Polish State Agency for Radiocommunications ("PAR") for several of its cable television systems. If these permits are not obtained, PAR could impose penalties such as fines or in severe cases, revocation of all permits held by an operator or the forfeiture of

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

18. COMMITMENTS AND CONTINGENCIES (CONTINUED) the operator's cable networks. Management of the Company does not believe that these pending approvals result in a significant risk to the Company.

LITIGATION AND CLAIMS

    On April 17, 1998, the Company signed a letter of intent with Telewizyjna Korporacja Partycypacyjna S.A. ("TKP") and the shareholders of TKP, namely, Canal+ S.A., Agora S.A., and PolCom Invest S.A. which provided for bringing together the Company's Wizja TV programming platform and the Canal+ Polska premium pay television channel and for the joint development and operation of a D-DTH service in Poland. The letter of intent called for the Company to invest approximately $112 million in TKP, and to sell substantially all of the Company's D-DTH and programming assets to TKP for approximately $42 million. The TKP joint venture was to be owned 40% by the Company, 40% by Canal+ S.A., 10% by Agora S.A. and 10% by PolCom Invest S.A, The letter of intend contained a standstill provision whereby neither the Company nor TKP could, for a period of 45 days after the execution of the letter of intent, launch any digital pay television service. As a result, the Company postponed its launch of the Wizja TV programming package and its D-DTH service which was originally scheduled for April 18, 1998. The establishment of the joint venture was subject to the execution of definitive agreements, regulatory approvals and certain other closing conditions.

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

    The Company has demanded TKP to pay the Company the $5 million break-up fee as a result of the failure to execute the definitive agreements by the signature date. While the Company was waiting for the expiration of the 10-day period for payment of the break-up fee, TKP initiated arbitration proceedings before a three-member arbitration panel in Geneva, Switzerland. In the arbitration proceedings TKP and its shareholders contend that the Company breached the letter of intent, that such breach was the cause of the parties' failure to agree and execute the definitive agreements, and that the Company is therefore liable for $10 million in damages under the letter of intent. In its response the Company denies these allegations and claims that TKP is liable for at least $15 million in damages pursuant to the letter of intent.

    This $15 million figure is composed of a claim for a $5 million break-up fee, $5 million in damages due to the claim that TKP and its shareholders breached the letter of intent, thereby causing the parties' failure to agree and execute the definitive agreements, and at least $5 million as an indemnification for liabilities

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

18. COMMITMENTS AND CONTINGENCIES (CONTINUED) incurred by the Company as a result of certain actions taken with respect to assets to be acquired or contracts to be assumed by TKP. The Company does not believe that the arbitration proceedings will have a material adverse effect on its business, financial condition or results of operations.

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

19. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

D-DTH BUSINESS

    The Company expects to experience substantial operating losses and negative free cash flows for at least the next two years due to (i) the large investments required for the acquisition of equipment and facilities for its D-DTH business, including providing D-DTH reception systems to 380,000 initial subscribers at a price significantly decreased by promotional incentives pursuant to the Company's business strategy, and the administrative costs required in connection with commencing its D-DTH business operations and (ii) the large investments required to develop, produce and acquire the programming for Wizja TV. There can be no assurance that the Company will be able to generate operating income or positive cash flows in the future or that its operating losses and negative cash flows will not increase.

SUPPLIER AGREEMENT

    Certain critical components and services used in the Company's D-DTH satellite transmission system, including the D-DTH reception system, as well as retail, installation and support services, are initially to be provided exclusively by Philips. The Company has concluded an agreement with Philips providing for Philips to be the exclusive supplier to the Company of the first 500,000 D-DTH reception systems in connection with the launch of the Company's D-DTH business in Poland. Philips has granted the Company an exclusive license of its CryptoWorks-Registered Trademark- technology in Poland for the term of the agreement, which will terminate when the Company has purchased 500,000 D-DTH reception systems from Philips, unless terminated earlier in accordance with the terms of the agreement or extended by mutual consent of Philips and the Company. Philips has agreed not to distribute any other IRDs under the Philips' trademark in Poland until December 31, 1999 or any earlier date on which the Company has secured 500,000 initial subscribers to its D-DTH service in Poland. The Company's agreement with Philips provides that after such period the Company may license one or two suppliers of IRDs in addition to Philips and Philips shall license its CryptoWorks-Registered Trademark- technology to such additional suppliers for the Polish market. Although the

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

19. CONCENTRATIONS OF BUSINESS AND CREDIT RISK (CONTINUED) agreement with Philips provides a means by which the Company could obtain a second and third supplier for all or part of its future requirements for D-DTH reception systems, there can be no assurance that the Company will be able to secure such additional suppliers.

    The failure of Philips to deliver D-DTH reception systems on schedule, or at all, would delay or interrupt the development and operation of the Company's D-DTH service and thereby could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's agreement with Philips provides for full distribution, installation and servicing through more than 1,200 Philips authorized electronics retailers located throughout Poland. Philips has agreed to distribute a complete subscription package, comprising the D-DTH reception system, as well as the necessary installation and support services through Philips' retail network in Poland, and will therefore be the primary point of contact for subscribers to the Company's D-DTH service. Failure by Philips' retail network to provide the desired levels of service, quality and expertise (which are outside the control of the Company) could have a material adverse impact on the Company's operations and financial condition.

PIRACY

    The delivery of subscription programming requires the use of encryption technology to prevent signal theft or "piracy." Historically, piracy in the cable television and European A-DTH industries has been widely reported. The Company's IRDs incorporate Philips' CryptoWorks-Registered Trademark-proprietary encryption technology as part of its conditional access system. These IRDs use smartcard technology, making it possible to change the conditional access system in the event of a security breach either through over-the-air methods such as issuing new electronic decryption "keys" over-the-air as part of the Company's regular D-DTH broadcasts or by issuing new smartcards. To the Company's knowledge, there has not been a breach of CryptoWorks-Registered Trademark- since its introduction in Malaysia in 1996. To the extent a breach occurs, the Company will take countermeasures, including over-the-air measures and, if necessary, the replacement of smartcards. Although the Company expects its conditional access system, subscriber management system and smartcard system to adequately prevent unauthorized access to programming, there can be no assurance that the encryption technology to be utilized in connection with the Company's D-DTH system will remain effective. If the encryption technology is compromised in a manner which is not promptly corrected, the Company's revenue and its ability to contract or maintain contracts for programming services from unrelated third parties would be adversely affected.

USE OF TPSA CONDUITS

    The Company's ability to build out its existing cable television networks and to integrate acquired systems into its cable television networks depends on, among other things, the Company's continued ability to design and obtain access to network routes, and to secure other construction resources, all at reasonable costs and on satisfactory terms and conditions. Many of such factors are beyond the control of the Company. In addition, at December 31, 1998, approximately 56.5% of the Company's cable plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA for the use of such conduits permits termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

19. CONCENTRATIONS OF BUSINESS AND CREDIT RISK (CONTINUED)
LIMITED INSURANCE COVERAGE

    While the Company carries general liability insurance on its properties, like many other operators of cable television systems it does not insure the underground portion of its cable television networks. Due to the high cost of insurance policies relating to satellite operations, the Company does not insure against possible interruption of access to the transponders leased by it for satellite transmission of its broadcasting. Accordingly, any catastrophe affecting a significant portion of the Company's cable television networks or disrupting its access to its leased satellite transponders could result in substantial uninsured losses and could have a material adverse effect on the Company.

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

    Largely as a result of its high rate of growth over the past few years, the Company has entered into an agreement to purchase a new system to replace its current accounting system and an agreement to purchase specialized billing software for the Company's new customer service and billing center. The vendors of the new accounting system and of the billing software have confirmed to the Company that these products are year 2000 compliant. The Company has completed the testing phase of the new accounting system, and the implementation phase was substantially completed at the end of 1998. The Company has implemented the new billing software for D-DTH subscribers and expects implementation of the billing software to be completed for the majority of its cable subscribers by the end of 1999.

    The Company believes that its most significant year 2000 risk is its dependency upon third party programming, software, services and equipment, because the Company does not have the ability to control third parties in their assessment and remediation procedures for potential year 2000 problems. Should these parties not be prepared for year 2000 conversion, their products or services may fail and may cause interruptions in, or limitations upon, the Company's provision of the full range of its D-DTH and/or cable service to its customers. In an effort to prevent any such interruptions or limitations, the Company is in the process of communicating with each of its material third party suppliers of programming, software, services and equipment to determine the status of their year 2000 compliance programs. The Company expects to complete this process by September 30, 1999, and it anticipates that all phases of its Y2K Plan will be completed by December 31, 1999.

    The Company has not yet developed a contingency plan to address the situation that may result if the Company or its third party suppliers are unable to achieve year 2000 compliance with regard to any products or services utilized in the Company's operations. The Company does not intend to decide on the development of such a contingency until it has gathered all of the relevant Year 2000 compliance data from its third party suppliers.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

19. CONCENTRATIONS OF BUSINESS AND CREDIT RISK (CONTINUED)
    The Company has not yet determined the full cost of its Y2K Plan and its related impact on the financial condition of the Company. The Company has to date not incurred any replacement or remediation costs for equipment or systems as a result of year 2000 non-compliance. Rather, due to the rapid growth and development of its cable system and its D-DTH service, the Company had made substantial capital investments in equipment and systems for reasons other than year 2000 concerns. The total cost of the Company's new accounting system and billing software package is estimated to be approximately $2,400,000.

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

CREDIT WORTHINESS

    All of the Company's customers are located in Poland. As is typical in this industry, no single customer accounted for more than five percent of the Company's sales in 1998 or 1997. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

20. SUBSEQUENT EVENTS

UNITS OFFERING

    On January 22, 1999, the Company sold 256,800 Units to two initial purchasers pursuant to a purchase agreement, each Unit consisting of $1,000 principal amount at maturity of 14 1/2% Senior Discount Notes due 2009 and four warrants, each initially entitling the holder thereof to purchase 1.7656 shares of common stock, par value $0.01 per share at an exercise price of $19.125 per share, subject to adjustment.

    The Notes were issued at a discount to their aggregate principal amount at maturity and, together with the Warrants generated gross proceeds to the Company of approximately $100,003,000 of which $92,551,000 has been allocated to the initial accreted value of the Notes and approximately $7,452,000 has been allocated to the Warrants. The portion of the proceeds that is allocable to the Warrants will be accounted for as part of paid-in capital. The allocation was made based on the relative fair values of the two securities at the time of issuance. Net proceeds to the Company after deducting initial purchasers' discount and offering expenses were approximately $96,000,000.

    The Notes are unsubordinated and unsecured obligations. Cash interest on the Notes will not accrue prior to February 1, 2004. Thereafter cash interest will accrue at a rate of 14.5% per annum and will be payable semiannually in arrears on August 1 of each year and February 1 of each year, commencing August 1, 2004. The Notes will mature on February 1, 2009. At any time prior to February 1, 2002, the Company may redeem up to a maximum of 35% of the originally issued aggregate principal amount at maturity of the Notes at a redemption price equal to 117.5% of the accreted value thereof at the redemption date, plus accrued and unpaid interest, if any, to the date of redemption with some or all of the net cash proceeds of one or more public equity offerings; provided, however, that not less than 65% of the

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

20. SUBSEQUENT EVENTS (CONTINUED)
originally issued aggregate principal amount at maturity of the Notes remains outstanding immediately after giving effect to such redemption.

    The Warrants initially entitle the holders thereof to purchase 1,813,665 shares of Common Stock, representing, in the aggregate, approximately 5% of the outstanding Common Stock on a fully-diluted basis (using the treasury stock method) immediately after giving effect to the offering and Preference Offering. The Warrants are exercisable at any time and will expire on February 1, 2009.

    Pursuant to the Indenture governing the Notes, the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuance and sales of capital stock of restricted subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on issuance of guarantees of indebtedness by restricted subsidiaries; (vii) purchase of Notes upon a change of control; (viii) limitation on sale of assets;
(ix) limitation on dividends and other payment restrictions affecting restricted subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) consolidations, mergers and sales of assets. The Company is in compliance with these covenants.

    Costs associated with the Notes offering of approximately $3,875,000, including the initial purchasers' discount will be capitalized and amortized over the term of the Notes.

    Also on January 22, 1999 @Entertainment sold Series A 12% Cumulative Preference Shares and Series B 12% Cumulative Preference Shares (collectively, the "Cumulative Preference Shares") and warrants (each a "Preference Warrant") for total gross proceeds of $50 million (before deducting commissions and offering costs of approximately $1.8 million). Dividends (whether or not earned or declared) will cumulate on a daily basis from the original issue date and will be payable semi-annually in arrears on March 31, and September 30 of each year, commencing on March 31, 1999 (each a "Dividend Payment Date") to holders of record on the fifteenth day immediately preceding the relevant Dividend Payment Date. The Company at its option may, but shall not be required to, redeem in US Dollars for cash the Cumulative Preference Shares, including any Series B Cumulative Preference Shares, at any time on or after March 31, 2000, in whole or in part, at the redemption price of 112% of the sum of (i) the Initial Liquidation Preference ($50 million in the aggregate) and (ii) accumulated and unpaid dividends, if any, to the date of redemption. On January 30, 2010, the Company will be required (subject to contractual and other restrictions on the ability to redeem capital stock) to redeem all outstanding Cumulative Preference Shares, including any Series B Cumulative Preference Shares, at a price in US Dollars equal to the Initial Liquidation Preference thereof plus all accumulated and unpaid dividends thereon (if any) to the date of redemption. The Company will not be required to make sinking fund payments with respect to the Cumulative Preference Shares. The Preference Warrants initially entitle the holders thereof to purchase an aggregate of 5.5 million shares of Common Stock at an exercise price of $10.00 per share. The preferred shares will be classified outside of stockholders' equity.

SERIES C NOTES OFFERING

    On January 20, 1999, the Company sold $36,001,321 aggregate principal amount at maturity of its Series C Notes due 2008. The Series C Notes are senior unsecured obligations of the Company ranking PARI PASSU in right of payment with all other existing and future unsubordinated obligations of the

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

20. SUBSEQUENT EVENTS (CONTINUED)
Company. The Series C Notes were issued at a discount to their aggregate principal amount at maturity and generated gross proceeds to the Company of approximately $9.8 million. Net proceeds to the Company after deducting the initial purchaser's discount and offering expenses were approximately $9.4 million. The original issue discount will accrete from January 20, 1999 until the stated maturity of the Series C Notes on July 15, 2008. In addition, cash interest on the Series C Notes will accrue from July 15, 2004 at a rate of 7.0% per annum on the principal amount at maturity, and will be payable semiannually in arrears on July 15 and January 15 of each year commencing January 15, 2005. Prior to July 15, 2004 there will be no accrual of cash interest on the Series C Notes. The Series C Notes will mature on July 15, 2008.

    Pursuant to the Series C Indenture, the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness;
(ii) limitation on restricted payments; (iii) limitation on issuance and sales of capital stock of restricted subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by restricted subsidiaries; (vii) purchase of Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting restricted subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) consolidations, mergers and sales of assets. The Company is in compliance with these covenents.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

    The current directors and executive officers of the Company are:

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
David T. Chase.......................................          69   Chairman of the Board of Directors
Robert E. Fowler, III................................          40   Chief Executive Officer and Director
Arnold L. Chase......................................          47   Director
Samuel Chisholm......................................          59   Director
David Chance.........................................          41   Director
Agnieszka Holland....................................          50   Director
Scott A. Lanphere....................................          33   Director
Jerzy Z. Swirski.....................................          41   Director
Donald Miller-Jones..................................          54   Chief Financial Officer, Vice President and Treasurer
Dorothy E. Hansberry.................................          46   Vice President and General Counsel of PCI
David Keefe..........................................          49   Chief Executive Officer of PCI
Warren L. Mobley, Jr.................................          50   Chief Operating Officer and Vice President of
                                                                    Marketing and Sales of PCI
Przemyslaw A. Szmyt..................................          36   Senior Vice President Business Development, General
                                                                    Counsel and Secretary
David Warner.........................................          52   Chief Executive Officer of @EL

CERTAIN INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

    Information with respect to the business experience and affiliations for the past five years of the current directors and executive officers of the Company is set forth below.

    DAVID T. CHASE has served as Chairman of the Board of Directors of @Entertainment since its inception. He has been a director of PCI since its inception in 1990, and was the Chairman of the Board of Directors of PCI from March 1996 until December 1997. Since January 1990, Mr. Chase has been a director and President of D. T. Chase Enterprises, Inc. and David T. Chase Enterprises, Inc., a diversified conglomerate with extensive holdings in real estate and previously in media. He is also a director of ACCEL International Corporation ("ACCEL"), an insurance holding company.

    ROBERT E. FOWLER, III has served as Chief Executive Officer of @Entertainment since its inception, and has served as a director of @Entertainment since its inception and of PCI since March 1996. Mr. Fowler has served as Chairman of the Board of Directors of PCI since December 1997, and he served as its Chief Executive Officer from December 1996 to December 1997, its Vice President from August 1993 to December 1996 and its Treasurer from April 1991 to December 1996. From December 1993 to February 1997, he served as Vice President of D.T. Chase Enterprises, Inc. From March 1995 to late 1996, Mr. Fowler served as a director of ACCEL. Since April 1, 1998, Mr. Fowler has served on the Supervisory Board of Twoj Styl. During the period of 1994 to 1996, Mr. Fowler devoted approximately 35% of his working time to PCI and approximately 65% of his working time to companies that were affiliated with PCI.

    ARNOLD L. CHASE has served as a director of @Entertainment since its inception and of PCI since December 1996. Mr. Chase has also served as director and Executive Vice President and as Treasurer of D.T. Chase Enterprises, Inc. since December 1990 and October 1992, respectively. Mr. Chase served PCI as Co-Chairman of the Board of Directors from April 1991 to March 1996 and as its President from October 1992 to March 1996. Mr. Chase has been a director of International Bancorp, Inc. (the parent company of First National Bank of New England) since 1985, and has been a director of First National Bank of New England since 1972.

    SAMUEL CHISHOLM has served as a director of @Entertainment since January 1998. From September 1990 to November 1997, Mr. Chisholm served as the Chief Executive and Managing Director of British Sky Broadcasting Plc. Mr. Chisholm has also been an Executive Director of The News Corporation Limited since December 1993, a director of Star Television since July 1993, a director of BSkyB (U.K.) since 1990, and a director of Sky New Zealand since 1997. Previously, he was chief executive of the Nine Network Australia.

    DAVID CHANCE has served as a director of @Entertainment since January 1998. From January 1994 to December 1997, Mr. Chance served as the Deputy Managing Director of BSkyB. From 1989 to January 1994, he served as Marketing Distribution Manager of BSkyB. From 1987 until 1989, Mr. Chance served as the U.K. Marketing Manager for the Astra System for SES. Mr. Chance has also been a director of BSkyB (U.K.) since February 1995 and Modern Times Group Stockholm since March 1998.

    AGNIESZKA HOLLAND has served as a director of @Entertainment since January 1998. Since October 1995, Ms. Holland has also served as President and as a director of the Lato Productions Company, a company providing writing and directing services for the motion picture and television industry. Prior to October 1995, Ms. Holland worked as an internationally known feature film writer and director.

    SCOTT A. LANPHERE has served as a director of @Entertainment since its inception and of PCI since March 1996. He served as a Managing Director of PCBV from May 1996 to October 1997. Mr. Lanphere has served as a Director at Morgan Grenfell Private Equity Ltd. since October 1998. Mr. Lanphere served as a Director of Investments for Advent International plc from December 1994 to October 1998, and from May 1991 to December 1994 served as an Investment Manager of Advent International plc.

    JERZY Z. SWIRSKI has served as a director of @Entertainment since its inception and of PCI since October 1996. Mr. Swirski has served as an Investment Director for Advent International plc since July 1995. From January 1995 to July 1995, Mr. Swirski was a consultant to Enterprise Investors, a Polish equity firm. From 1991 to 1994, he was an officer of E. Wedel S.A., a Polish subsidiary of PepsiCo Foods, International ("Wedel"), and General Manager of Frito-Lay, Poland.

    DONALD MILLER-JONES has served as Chief Financial Officer of @Entertainment since June 1998, and as Vice President and Treasurer of @ Entertainment since July 1998. From November 1995 through January 1998 Mr. Miller-Jones served as the Finance Director of United Philips Communications N.V. From January 1988 through October 1995, Mr. Miller-Jones served as the Vice President of Treasury and Investor Relations of PolyGram N.V. Mr. Miller-Jones has served as a non-executive director of Parallel Pictures Group plc since January 1999.

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

    WARREN L. MOBLEY, JR. has served as Chief Operating Officer of PCI since December 1998, and has served as Vice President of Marketing and Sales since May 1998. From March 1997 to May 1998 Mr. Mobley served as President of World Channel Ltd. From March 1993 to February 1997, Mr. Mobley served as Vice President of Development of United International Holdings Asia.

    DAVID KEEFE has served as Chief Executive Officer and director of PCI since January 1998. From December 1995 to December 1997, Mr. Keefe was Chief Executive Officer of Kabelkom Hungary, a Hungarian cable company. From January 1994 to December 1995, Mr. Keefe served as Cable Operations Director and a member of the Board of Directors of Wharf Cable, a cable company in Hong Kong.

    PRZEMYSLAW A. SZMYT has served as Senior Vice President of Business Development of @Entertainment since January 1999 and as Vice President, General Counsel and Secretary of @Entertainment since its inception, and as Vice President and General Counsel of PCI from February 1997 until December 1997. Mr. Szmyt has served as director of PCI since December 1997 and as a member of the Supervisory Board of Twoj Styl since April 1998. From September 1995 to February 1997, Mr. Szmyt was a director for Poland of MeesPierson EurAmerica, an investment banking firm and affiliate of MeesPierson N.V., a Dutch merchant bank. From early 1992 to August 1995, Mr. Szmyt was a senior associate at Soltysinski, Kawecki & Szlezak, a law firm in Warsaw. From October 1994 to late 1996, Mr. Szmyt served on the Management Board of TKP, a holding company of Canal+ Polska. Mr. Szmyt is also a Board Member of United Way Poland and of Litewska Childrens' Hospital Foundation.

    DAVID WARNER has served as the Chief Executive Officer of @EL since November 1998. Mr. Warner served as the Chief Operating Officer of @EL from April 1997 until November 1998. He was a Vice President of @Entertainment from its inception until March 1998. From August 1996 to April 1997, Mr. Warner was General Manager for FilmNet Central Europe of the NetHold Group. From October 1995 to August 1996, Mr. Warner served as a television operations consultant to Rapture Channel. From May 1993 to October 1995, Mr. Warner worked as Operations Director of the Family Channel UK of the International Family Entertainment Group. From 1983 to May 1993, Mr. Warner served as the general manager of TVS Main ITV Terrestrial Broadcaster. Mr. Warner is also an advisor to and a board member of the Ravensbourne Communication College.

BOARD OF DIRECTORS

    @Entertainment's Bylaws (the "Bylaws") provide that the Board of Directors shall consist of at least one and no more than eleven directors and shall be subject to change pursuant to resolutions duly adopted by a majority of the Board of Directors. The current number of directors is eight. Morgan Grenfell Private Equity Ltd. ("MGPE"), the principal initial holder of all of the outstanding 12% Series A Cumulative Preference Shares, has the right to appoint two directors to the Company's Board of Directors. It is expected that MGPE will make such appointments shortly, and that Mr. Lanphere (a Director of MGPE) will be one of MGPE's appointees to the Company's Board of Directors. In addition, under the terms of the 12% Series A Cumulative Preference Shares, holders of such shares may have the right, in the future, to appoint additional directors to the Board of Directors.

    @Entertainment's Certificate of Incorporation (the "Certificate") and Bylaws provide that the directors shall be classified, with respect to the time for which they severally hold office, into three classes, as nearly equal in number as possible. The first class of directors consists of two directors (Messrs. Swirski and A. Chase) whose terms shall expire in 2001; the second class consists of three directors (Messrs. D. Chase and Lanphere and Ms. Holland) whose terms shall expire in 1999; and the third class consists of three directors (Messrs. Fowler, Chisholm and Chance) whose terms shall expire in 2000. Each class of directors will hold office until its respective successors are duly elected and qualified. At each annual meeting of the stockholders, the successors of the class of directors whose term expires at that meeting shall be elected to hold office for a term expiring at the annual meeting of stockholders to be held in the third year following the year of their elections. Any decrease in the authorized number of directors shall not be effective until the expiration of the terms of the directors then in office, unless at the time of such decrease there shall be vacancies on the Board of Directors which are being eliminated by such decrease.

    The Certificate and Bylaws provide that any director may resign at any time by giving written notice to the Chairman of the Board of Directors, the Chief Executive Officer or the Board of Directors. If, at any other time than the annual meeting of the stockholders, any vacancy occurs in @Entertainment's Board of Directors caused by resignation, death, retirement, disqualification or removal from office of any director or otherwise, or any new directorship is created by an increase in the authorized number of directors, a majority of the directors then in office, although less than a quorum, may choose a successor, or fill the newly created directorship, and the director so chosen shall hold office until the next election for that class of directors by the stockholders and until his successor shall be duly elected and qualified, unless sooner displaced. The Certificate and Bylaws provide that any director may be removed from office only with cause and only by the affirmative vote of the holders of at least two-thirds of the voting power of all shares entitled to vote, unless two-thirds of the Continuing Directors (as defined in the Certificate) vote to recommend to the stockholders the removal of a director with or without cause and such recommendation is approved by the affirmative vote of the holders of at least a majority of the outstanding shares entitled to vote.

    The Bylaws provide that a majority of the total number of directors then in office constitutes a quorum of the Board of Directors. The Bylaws further provide that the act of a majority of all of the directors present at a meeting for which there is a quorum shall be the act of the Board of Directors, except as otherwise provided by statute or in the Certificate. The Certificate provides that the Board of Directors or stockholders shall have the power to amend the Bylaws by majority vote, except for certain provisions of the Bylaws for which the affirmative vote of two-thirds of the continuing directors or of the holders of at least two-thirds of the voting power of all shares entitled to vote is required. In addition, under the terms of the Certificate of Designation governing the Cumulative Preference Shares issued pursuant to the Cumulative Preference Shares Offering, certain matters will require the approval of the majority of the Board of Directors of the Company including at least one of the Board members appointed by MGPE, and any resolution adversely affecting the economic or ranking provisions relating to the Cumulative Preference Shares will require the affirmative approval or consent of all the holders of the outstanding Cumulative Preference Shares.

    The Bylaws provide that regular meetings of the Board of Directors may be held without notice immediately following the annual meeting of the stockholders of @Entertainment. Special meetings of the Board of Directors may be called by the Chairman of the Board, the Chief Executive Officer or any two directors.

    The Board of Directors of @Entertainment elected Messrs. Chisholm and Chance (the "Business Independent Directors") and Ms. Holland (the "Artistic Independent Director") to serve as three directors who are not affiliated with or employed by the Company and who, in the opinion of the Board of Directors, do not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

    The Board of Directors of @Entertainment currently maintains an Audit Committee and a Compensation Committee.

    The Audit Committee is comprised of Messrs. Chisholm and Chance. The Audit Committee's function is to recommend to the Board of Directors the independent public accountants to be employed by @Entertainment, to confer with the independent public accountants concerning the scope of their audit, to review the accountants' findings and recommendations and to review the adequacy of @Entertainment's internal accounting controls. KPMG Polska Sp. z o.o. presently serves as the independent public accountants of @Entertainment. The Audit Committee meets as necessary, but at least once a year. In 1998 the Audit Committee met once.

    The Compensation Committee is comprised of Messrs. Fowler, D. Chase, Lanphere, Chisholm and Chance. The Compensation Committee's function is to approve, and in some instances to recommend to the Board of Directors of @Entertainment, compensation arrangements involving the executive officers and certain other employees of the Company. The Compensation Committee meets as necessary. In 1998 the Compensation Committee met once.

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

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding all compensation awarded to, earned by or paid to the Company's Chief Executive Officer, each of the other four most highly compensated executive officers of the Company and a former executive officer who would have been one of the four most highly compensated executive officers at the end of the fiscal year 1998 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company for the last three fiscal years, to the extent that those officers were in the employ of the Company. Columns relating to long-term compensation have been omitted from the table as the Company did not have capital stock-related award plans and there has been no compensation arising from long-term incentive plans during the years reflected in the table.

                                                                                    OTHER ANNUAL    SECURITIES     ALL OTHER
                                                                                    COMPENSATION    UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITION                      YEAR     SALARY ($)    BONUS ($)        ($)       OPTIONS/SAR        ($)
---------------------------------------------  ---------  -----------  -----------  -------------  ------------  -------------
Robert E. Fowler, III........................       1998     325,000        43,750            --                       58,568(2)
Chief Executive Officer and Director                1997     337,500       381,250            --     1,268,000
                                                    1996      66,000(1)      66,000(1)           --
Donald Miller-Jones..........................       1998     114,457            --        50,423(7)     200,000            --
Chief Financial Officer,                            1997                        --            --            --             --
Vice President and Treasurer                        1996                                      --            --             --
David Keefe..................................       1998     220,000       200,000        68,175(8)     250,000            --
Chief Executive Officer of PCI                      1997          --            --            --            --             --
                                                    1996          --            --            --            --             --
George Z. Makowski(3)........................       1998     169,770            --        34,300(6)          --            --
                                                    1997     156,000       175,000(4)       68,400(5)     385,000           --
                                                    1996          --            --            --            --             --
David Warner.................................       1998     182,061        93,168        62,580(9)      75,000
Chief Executive Officer--@EL                        1997     120,708       248,500            --       131,000
                                                    1996          --            --            --            --
Przemyslaw Szmyt.............................       1998     182,216        40,000            --            --             --
Senior Vice President of Business                   1997     146,667        70,000(4)           --     131,000             --
Development, General Counsel and                    1996          --            --            --            --             --
Secretary

------------------------

(1) Represents only that portion of annual compensation attributable to services performed on behalf of the Company. Additional compensation may have been provided by companies that are affiliated with @Entertainment and beneficially owned by the Chase Family for services rendered to those companies.

(2) Represents amounts paid to Mr. Fowler in connection with the purchase of Mr. Fowler's previous residence. See "Certain Relationships and Related Transactions--Purchase of House."

(3) Mr. Makowski was the Chief Operating Officer of PCI. Mr. Makowski's employment with PCI was terminated, effective as of May 1998.

(4) Represents one-time bonus paid upon completion of @Entertainment's initial public equity offering.

(5) Represents amounts paid pursuant to housing and tuition allowances.

(6) Represents amounts paid pursuant to housing allowance.

(7) Represents amounts paid to purchase car.

(8) Includes amounts paid pursuant to housing allowance.

(9) Represents amounts contributed to private pension fund and car allowance.

                               COMPENSATION PLANS

EMPLOYMENT AGREEMENTS

    @Entertainment has employment agreements with each of Messrs. Fowler, Szmyt, Warner and Miller-Jones. PCI has employment agreements with each of Mr. Keefe and Ms. Hansberry. @Entertainment has entered into consultancy arrangements with Messrs. Chisholm and Chance and Ms. Holland.

    Mr. Fowler entered into a three-year employment agreement with PCI effective at January 1, 1997. The employment agreement was assigned to @Entertainment in June 1997 in connection with the Company's reorganization. Pursuant to such agreement, Mr. Fowler serves as the Chief Executive Officer of @Entertainment. Mr. Fowler receives a base annual salary of $325,000, plus a travel allowance of approximately $30,000 per annum and an unspecified annual incentive bonus. Pursuant to Mr. Fowler's employment contract, and in part to induce Mr. Fowler to move closer to the Company's operations in Europe, @Entertainment purchased Mr. Fowler's house in Connecticut for approximately $354,000 in June 1997 (including payments of $295,000 to extinguish the mortgages relating to the house), and sold the house shortly thereafter to a third party for approximately $267,000. @Entertainment has paid Mr. Fowler the difference between the mortgage amounts of $295,000 and the purchase price of $354,000. Mr. Fowler may terminate the employment agreement at any time upon three months' written notice, and @Entertainment may terminate the agreement at any time upon one month's written notice (with an obligation to pay Mr. Fowler an additional two months' base salary). In addition, @Entertainment may terminate the agreement immediately without further obligation to Mr. Fowler for cause (as defined in the employment agreement).

    Mr. Szmyt entered into a five-year agreement with PCI effective at February 7, 1997, which was assigned to @Entertainment in June 1997 in connection with the reorganization and was amended effective January 1, 1999. Pursuant to such agreement, Mr. Szmyt serves as Senior Vice President of Business Development, General Counsel and Secretary of @Entertainment. He is eligible to receive an annual bonus at the discretion of the Chief Executive Officer of @Entertainment. Pursuant to an employment agreement with Wizja TV Sp. z o.o. and a services agreement with PCI, Mr. Szmyt receives annual remuneration totaling $180,000. He is eligible to receive an annual performance-based bonus of $40,000 per year. Mr. Szmyt may terminate his contract with @Entertainment at any time upon two months' written notice and @Entertainment may terminate the contract at any time upon six months' written notice. In addition, @Entertainment may terminate the contract without further obligation for cause (as defined in the agreement). Mr. Szmyt's employment agreement with Wizja TV Sp. z o.o. may be terminated by either party upon one month's written notice.

    Mr. Warner entered into a five-year employment agreement with PCI effective at April 7, 1997, which was assigned to @Entertainment in June 1997 in connection with the reorganization and was amended effective January 1, 1998. Pursuant to such agreement, Mr. Warner serves as Chief Operating Officer of @EL. Mr. Warner receives an annual salary of L115,000 (approximately $192,050, based on the exchange rate of L1.00=$1.67 at December 31, 1998), and receives an annual performance-based bonus of up to L45,000 (approximately $75,150 based on the exchange rate of L1.00=$1.67 at December 31, 1998). Mr. Warner and @Entertainment may terminate the contract at any time with six months' written notice. In addition, @Entertainment may terminate the contract without further obligation for cause (as defined in the agreement).

    Mr. Miller-Jones entered into a three-year employment agreement with @Entertainment effective at June 8, 1998. Pursuant to such agreement, Mr. Miller-Jones serves as the Chief Financial Officer of @Entertainment and receives a base annual remuneration of L122,700 (approximately $204,900 based on the exchange rate of L1.00=$1.67 at December 31, 1998), and an allowance of L30,000 (approximately $51,000 based on the exchange rate of L1.00=$1.70 of June 8, 1998) for the purchase of an automobile. The allowance was paid to Mr. Miller-Jones in July 1998. Mr. Miller-Jones is also eligible to receive an annual performance based bonus during his first year of up to L30,500 (approximately $50,900, based on the exchange rate of L1.00=$1.67 at December 31, 1998). Of such amount, Mr. Miller-Jones is guaranteed to receive at least L18,300 (approximately $30,600, based on the exchange rate of L1.00=$1.67 at December 31, 1998). In subsequent years, Mr. Miller-Jones will be eligible to receive a discretionary performance bonus, the amount of which shall be determined by the Board of Directors of the Company.

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

    Ms. Hansberry entered into a two-year employment agreement with PCI effective at January 1, 1998. Pursuant to such agreement, Ms. Hansberry serves as Vice President and General Counsel of PCI and receives an annual remuneration totaling $150,000. She is eligible to receive annual performance-based bonuses of up to $40,000 per year. Ms. Hansberry's initial year bonus of $40,000 is guaranteed. Ms. Hansberry or PCI may terminate the agreement at any time upon six months' written notice. In addition, PCI may terminate the agreement without further obligation to Ms. Hansberry for cause (as defined in the agreement).

    The Company has entered into a two-year consultancy arrangement, effective January 1, 1998, with Samuel Chisholm and David Chance (each individually a "Consultant"), pursuant to which the Company pays to a Consultant a fee of $10,000 per consultancy day, which shall be a single day of at least seven hours during which a Consultant provides consulting services to the Company ("Consultancy Day"), based on a minimum, on average over each 12 month period, of a total of 4 Consultancy Days per month, and the Company will pay an additional fee of $10,000 to a Consultant for any additional days in any month on which a Consultant provides consulting services to the Company. The consultancy agreement is not subject to cancellation by either party except as a result of a breach of the consultancy agreement.

    The Company has entered into a two-year consultancy arrangement with Agnieszka Holland, pursuant to which the Company pays to Ms. Holland a fee of $25,000 per year, in 12 equal prorated amounts, for artistic consultancy services.

1997 STOCK OPTION PLAN

    @Entertainment's 1997 Stock Option Plan, as amended (the "1997 Plan") was adopted on May 22, 1997 and approved by a majority of the stockholders. The 1997 Plan provides for the grant to employees of the Company (including officers, employee directors, and non-employee directors) of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and for the grant of qualified stock options to employees and consultants of the Company (collectively, the "Options"). The 1997 Plan is currently administered by the Board of Directors which selects the optionees (from among those eligible), determines the number or shares to be subject to each Option and determines the exercise price of each Option. The Board of Directors may also appoint a Stock Option Committee to perform such functions in the future. Currently, approximately 11 individuals (including Messrs. Fowler and Makowski, whose option agreements with PCI became subject to the 1997 Plan pursuant to Assignment and Assumption Agreements with @Entertainment, Messrs. Szmyt and Warner, whose option agreements became subject to the 1997 Plan pursuant to a resolution of the Board of Directors of @Entertainment, and Messrs. Chisholm, Chance, Keefe and Miller-Jones) participate in the 1997 Plan.

    In addition, the Board of Directors has the authority to interpret the 1997 Plan and to prescribe, amend and rescind rules and regulations relating to the 1997 Plan. The Board of Directors' interpretation of the 1997 Plan and determinations pursuant to the 1997 Plan are final and binding on all parties claiming an interest under the 1997 Plan. The maximum number of shares of Common Stock that may be subject to Options under the 1997 Plan is 4,436,000 shares, subject to adjustment in accordance with the terms of the 1997 Plan. At December 31, 1998, options for 3,924,000 shares had been granted and 512,000 shares remained available for future grants. The exercise price of all incentive stock options granted under the 1997 Plan must be at least equal to the fair market value of the Common Stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of stock of @Entertainment, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the maximum term of an incentive stock option must not exceed five years.

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

    In the event of a merger of @Entertainment with or into another corporation, as a result of which @Entertainment is not the surviving corporation, the 1997 Plan requires that outstanding Options be assumed or an equivalent option substituted by the successor corporation or a parent or subsidiary of such successor corporation. If the successor corporation does not assume or substitute for the Options, the optionee will have the right to exercise the Option as to those shares which are vested for a period beginning not less than fifteen days prior to the proposed consummation of such transaction and ending immediately prior to the consummation of such transaction, at which time the Options will terminate.

    The number of shares covered by the 1997 Plan and the number of shares for which each Option is exercisable shall be proportionately adjusted for any change in the number of issued shares resulting from any reorganization of @Entertainment. In the event of dissolution or liquidation of @Entertainment, each Option shall terminate immediately prior to the consummation of such action.

    No Options may be granted under the 1997 Plan after ten years from its effective date. The Board of Directors has authority to amend or terminate the 1997 Plan subject to certain limitations set forth in the 1997 Plan.

    The following table lists all grants of Options under the 1997 Plan to the Named Executive Officers during 1998 and contains certain information about potential value of these Options based upon certain assumptions as to the appreciation of the common stock over the life of the Options.

                       OPTION GRANTS IN LAST FISCAL YEAR

INDIVIDUAL GRANTS

                                               NUMBER OF    PERCENT OF TOTAL
                                              SECURITIES      OPTIONS/SARS      EXERCISE
                                              UNDERLYING       GRANTED TO          OR                     GRANT DATE
                                             OPTIONS/SARS     EXECUTIVES IN    BASE PRICE   EXPIRATION   PRESENT VALUE
NAME                                          GRANTED(#)     FISCAL YEAR (%)       ($)         DATE         ($)(1)
-------------------------------------------  -------------  -----------------  -----------  -----------  -------------
Donald Miller-Jones........................      200,000            12.50%      $   14.30       6/8/08        975,000
David Keefe................................      250,000            15.63%      $   12.00       1/1/08      1,029,266
David Warner...............................       75,000             4.69%      $   12.24      1/26/08        317,303
Przemyslaw Szmyt...........................       75,000             4.69%      $   12.24      1/26/08        317,303
Samuel Chisholm............................      500,000            31.25%      $   12.00       1/1/08      2,058,532
David Chance...............................      500,000            31.25%      $   12.00       1/1/08      2,058,532

------------------------

(1) Calculated based upon a variation of the Black-Scholes option pricing model in which the following assumptions were used: the expected volatility of the Common Stock was 43.0%; the risk-free rate of return was 5.62%, 5.77%, 5.42%, 5.42%, 5.77% and 5.77% for Messrs. Miller-Jones, Keefe, Warner, Szmyt, Chisholm and Chance, respectively; the dividend yield was 0.0%; and the expected time of exercise was four (4) years from the month of the grant.

    The following table provides certain information with respect to the number of shares of Common Stock represented by outstanding options held by the Named Executive Officers at December 31, 1998. Also reported are the values for "in-the-money" options which represent the position spread between the exercise price of any such existing stock options and the price of the common stock at December 31, 1998.

FISCAL YEAR END OPTION VALUES

                                                                   NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED        IN-THE-MONEY
                                                                       OPTIONS/SARS             OPTIONS/SARS
                                            SHARES                       AT FISCAL                AT FISCAL
                                         ACQUIRED ON     VALUE         YEAR-END (#)             YEAR-END ($)
NAME                                     EXERCISE (#)  REALIZED   EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
---------------------------------------  ------------  ---------  -----------------------  -----------------------
Robert E. Fowler, III..................           --          --             1,286,000/           3,913,298/0
Donald Miller-Jones....................           --          --               /200,000                    --
David Keefe............................           --          --        125,000/125,000                    --
George Z. Makowski.....................           --          --               385,000/           1,143,142/0
David Warner...........................           --          --         26,200/179,800                    --
Przemyslaw Szmyt.......................           --          --         26,200/179,800                    --
Samuel Chisholm........................           --          --        250,000/250,000                    --
David Chance...........................           --          --        250,000/250,000                    --

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

    The following table sets forth certain information regarding the beneficial ownership of @Entertainment's common stock, par value $.01 per share ("Common Stock"), at March 15, 1999 by: (i) each person known by @Entertainment to own beneficially 5% or more of @Entertainment's Common Stock, (ii) the directors, the Chief Executive Officer and the four other highest paid executive officers ("Named Executive Officers") of the Company and a former executive officer who would have been one of the four most highly compensated executive officers of the Company at the end of the fiscal year 1998 and (iii) all directors and executive officers of the Company as a group. All percentages in this section were calculated on the basis of outstanding securities plus securities deemed outstanding under Rule 13d-3 of the Exchange Act.

                                                                                                   PERCENTAGE OF
                                                                                   SHARES OF       COMMON STOCK
NAME OF BENEFICIAL OWNER                                                          COMMON STOCK      OUTSTANDING
-------------------------------------------------------------------------------  --------------  -----------------
FIVE PERCENT STOCKHOLDERS:
Arnold L. Chase(1)(2)(18)
  One Commercial Plaza
  Hartford, Connecticut 06103..................................................      9,926,000            29.5%
Chase Polish Enterprises, Inc(1)
  One Commercial Plaza
  Hartford, Connecticut 06103..................................................      9,703,000            29.1%
Cheryl A. Chase(1)(3)(19)(21)
  One Commercial Plaza
  Hartford, Connecticut 06103..................................................     10,546,000            31.5%
Polish Investments Holding L.P.(1)
  One Commercial Plaza
  Hartford, Connecticut 06103..................................................      9,703,000            29.1%
Advent International Group(4)
  75 State Street
  Boston, MA 02109.............................................................      5,216,431            15.6%
Morgan Grenfell Private Equity Limited(17)
  23 Great Winchester Street
  London, EC2P 2AX
  England......................................................................      4,950,000            12.9%
Goldman, Sachs & Co.(15)
  85 Broad Street
  New York, NY 10004...........................................................      2,630,706             7.9%
The Goldman Sachs Group, L.P.(15)
  85 Broad Street
  New York, NY 10004...........................................................      2,630,706             7.9%

DIRECTORS AND EXECUTIVE OFFICERS:
David T. Chase(5)..............................................................             --              --
Robert E. Fowler, III(6)(7)....................................................      1,301,000             3.8%
Arnold L. Chase(1)(2)(18)......................................................      9,926,000            29.5%
Scott A. Lanphere..............................................................             --              --
Jerzy Z. Swirski(8)............................................................             --              --
Samuel Chisholm(9).............................................................        250,000               *
David Chance(10)...............................................................        250,000               *

                                                                                                   PERCENTAGE OF
                                                                                   SHARES OF       COMMON STOCK
NAME OF BENEFICIAL OWNER                                                          COMMON STOCK      OUTSTANDING
-------------------------------------------------------------------------------  --------------  -----------------
Agnieszka Holland..............................................................             --              --
Przemyslaw Szmyt(7)(12)........................................................         53,200               *
David Warner(7)(13)............................................................         51,200               *
Donald Miller-Jones(11)........................................................          5,000               *
David Keefe(16)................................................................        156,250               *
George Z. Makowski(7)(14)......................................................             --              --

ALL DIRECTORS AND OFFICERS AS A GROUP (15 PERSONS):............................     11,987,650(20)          35.6%

------------------------

*   less than 1%.

(1) This amount includes 9,703,000 shares of Common Stock owned directly by PIHLP. As a result of their control over the management of PIHLP, Arnold L. Chase, CPEI and Cheryl A. Chase may be deemed to beneficially own the 9,703,000 shares of Common Stock owned by PIHLP. CPEI is the sole general partner of PIHLP. As general partner, CPEI manages PIHLP, which includes directing the voting and disposition of shares of Common Stock owned by PIHLP. Arnold L. Chase and Cheryl A. Chase each own 50% of the outstanding capital stock of CPEI and are its sole directors and executive officers.

(2) 3,000 of these shares are held by Arnold L. Chase as custodian for his son.

(3) This amount includes 733,000 shares of Common Stock owned by the Cheryl A. Chase Marital Trust, a trust of which Cheryl A. Chase is a trustee. Cheryl
    A. Chase may be deemed to be a beneficial owner, as defined by Rule 13d-3(a) under the Exchange Act, of the shares of Common Stock owned by the Cheryl Anne Chase Marital Trust.

(4) Includes the ownership by the following venture capital funds managed by Advent International Corporation; 206,019 shares owned by Advent Euro-Italian Direct Investment Program Limited Partnership, 838,856 shares owned by Advent Private Equity Fund-Central Europe Limited Partnership, 1,447,024 shares owned by Advent Global GECC Limited Partnership, 2,110,420 shares owned by Global Private Equity II Limited Partnership, 239,522 shares owned by Global Private Equity II-Europe Limited Partnership, 324,308 shares owned by Global Private Equity II-PGGM Limited Partnership, and 50,282 shares owned by Advent Partners Limited Partnership. In its capacity as manager of these funds, Advent International Corporation exercises sole voting and investment power with respect to all shares held by these funds.

(5) Does not include 505,000 shares of Common Stock and warrants to purchase 110,000 shares of Common Stock owned by Rhoda L. Chase, the wife of David T. Chase.

(6) Mr. Fowler has been granted options to purchase 1,286,000 shares of Common Stock at a price of $3.707 per share, subject to the terms and conditions of a stock option agreement. All of Mr. Fowler's options are exercisable.

(7) Messrs. Fowler, Makowski, Szmyt and Warner, in connection with the Initial Public Equity Offering, entered into agreements with Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated in which the parties have agreed, in part, that during the two year period beginning July 30, 1997, such individuals will not offer, sell, contract to sell or otherwise dispose of any securities of @Entertainment which are substantially similar to shares of Common Stock or which are convertible into or exchangeable for securities which are substantially similar to shares of Common Stock without the prior written consent of Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

(8) Mr. Swirski disclaims beneficial ownership of the shares held by the Advent International Group.

(9) Mr. Chisholm has been granted options to purchase 500,000 shares of Common Stock, vesting ratably over a two year period, at an exercise price of $12.00 per share. Mr. Chisholm's options with respect to 250,000 shares have vested and are immediately exercisable as of the date hereof.

(10) Mr. Chance has been granted options to purchase 500,000 shares of Common Stock, vesting ratably over a two year period, at an exercise price of $12.00 per share. Mr. Chance's options with respect to 250,000 shares have vested and are immediately exercisable as of the date hereof.

(11) Mr. Miller-Jones has been granted options to purchase 200,000 shares of Common Stock at a price of $14.30 per share, subject to the terms and conditions of a stock option agreement, which options vest ratably over a three year period. None of Mr. Miller-Jones' options are exercisable within 60 days of the date hereof.

(12) Mr. Szmyt has been granted options to purchase 131,000 shares of Common Stock at a price of $15.24 per share, subject to the terms and conditions of a stock option agreement dated June 1997, which options vest ratably over a three year period. Additionally, on January 26, 1998, Mr. Szmyt was granted options to purchase 75,000 shares of Common Stock at a price of $12.24 per share, subject to the terms and conditions of a stock option agreement which options vest ratably over a three year period. Mr. Szmyt's options with respect to 51,200 shares have vested and are immediately exercisable as of the date hereof.

(13) Mr. Warner has been granted options to purchase 131,000 shares of Common Stock at a price of $15.24 per share, subject to the terms and conditions of a stock option agreement, which options vest ratably over a five year period. Additionally, on January 26, 1998, Mr. Warner was granted options to purchase 75,000 shares of Common Stock at a price of $12.24 per share, subject to the terms and conditions of a stock option agreement which options vest ratably over a three year period. Mr. Warner's options with respect to 51,200 shares have vested and are immediately exercisable as of the date hereof.

(14) Mr. Makowski was the Chief Operating Officer of PCI. Mr. Makowski's employment was terminated effective as of May 1998.

(15) Pursuant to a Schedule 13G jointly filed on February 13, 1998 by Goldman Sachs & Co. and The Goldman Sachs Group, L.P., Goldman Sachs & Co. and The Goldman Sachs Group, L.P. may be deemed to share the power to direct the vote and disposition of 2,630,706 shares of Common Stock, beneficially owned by Goldman Sachs & Co. and The Goldman Sachs Group, L.P.

(16) Mr. Keefe has been granted options to purchase 250,000 shares of Common Stock at a price of $12.00 per share, subject to the terms and conditions of a stock option agreement, which options vest quarterly over a two year period. Mr. Keefe's options with respect to 156,250 shares are immediately exercisable as of the date hereof.

(17) MGPE holds warrants to purchase 4,950,000 shares of Common Stock, which warrants are immediately exercisable as of the date hereof.

(18) Includes warrants to purchase 220,000 shares of Common Stock which are immediately exercisable as of the date hereof.

(19) Includes warrants to purchase 110,000 shares of Common Stock which are immediately exercisable as of the date hereof.

(20) Includes 2,264,650 options which are vested and immediately exercisable as of the date hereof.

(21) Does not include warrants to purchase 110,000 shares of Common Stock owned by The Darland Trust, of which Cheryl A. Chase and her children are beneficiaries.

    The following table sets forth certain information regarding the beneficial ownership of @Entertainment's Series A 12% Cumulative Preference Shares, par value $0.01 per share ("Series A Preference Shares"), at March 15, 1999 by: (i) each person known by @Entertainment to own beneficially 5% or more of the issued and outstanding Series A Preference Shares, (ii) the directors, the Chief Executive Officer, the four other highest paid executive officers ("Named Executive Officers") of the Company, and a former executive officer who would have been one of the four most highly compensated executive officers of the Company at the end of the fiscal year 1998, and (iii) all directors and executive officers of the Company as a group. All percentages in this section were calculated on the basis of outstanding securities plus securities deemed outstanding under Rule 13d-3 of the Exchange Act.

    The terms of the Series A Cumulative Preference Shares provide Morgan Grenfell Private Equity Limited ("MGPE"), the initial holder of such shares, certain rights of appointing members of the Board of Directors (both immediately and in the future) and certain special voting rights (including at the Board of Directors level, where the approval of a majority of directors, including at least one MGPE Director (as defined) of the @Entertainment Board of Directors will be required for certain matters).

                                                                                                      PERCENTAGE OF
                                                                                     SHARES OF          SERIES A
                                                                                     SERIES A        12% CUMULATIVE
                                                                                  12% CUMULATIVE       PREFERENCE
                                                                                    PREFERENCE           SHARES
NAME OF BENEFICIAL OWNER                                                              SHARES           OUTSTANDING
--------------------------------------------------------------------------------  ---------------  -------------------
FIVE PERCENT STOCKHOLDERS:
Morgan Grenfell Private Equity Limited
  23 Great Winchester Street
  London, EC2P 2AX
  England.......................................................................        45,000                100%

DIRECTORS AND EXECUTIVE OFFICERS:
David T. Chase..................................................................            --                 --
Robert E. Fowler, III...........................................................            --                 --
Arnold L. Chase.................................................................            --                 --
Scott A. Lanphere...............................................................            --                 --
Jerzy Z. Swirski................................................................            --                 --
Samuel Chisholm.................................................................            --                 --
David Chance....................................................................            --                 --
Agnieszka Holland...............................................................            --                 --
Przemyslaw Szmyt................................................................            --                 --
David Warner....................................................................            --                 --
Donald Miller-Jones.............................................................            --                 --
David Keefe.....................................................................            --                 --
George Z. Makowski..............................................................            --                 --

ALL DIRECTORS AND OFFICERS AS A GROUP (15 PERSON):..............................            --                 --

------------------------

    The following table sets forth certain information regarding the beneficial ownership of @Entertainment's Series B Cumulative Preference Shares, par value $0.01 per share ("Series B Preference Shares"), at March 15, 1999 by: (i) each person known by @Entertainment to own beneficially 5% or more of the issued and outstanding Series B 12% Cumulative Preference Shares, (ii) the directors, the Chief Executive Officer, the Named Executive Officers of the Company, and a former executive officer who would have been one of the four most highly compensated executive officers of the Company at the end of the fiscal year 1998, and (iii) all directors and executive officers of the Company as a group. All percentages in this section were calculated on the basis of outstanding securities plus securities deemed outstanding under Rule 13d-3 of the Exchange Act.

                                                                                                        PERCENTAGE OF
                                                                                      SHARES OF           SERIES B
                                                                                      SERIES B         12% CUMULATIVE
                                                                                   12% CUMULATIVE        PREFERENCE
                                                                                     PREFERENCE            SHARES
NAME OF BENEFICIAL OWNER                                                              SHARES(3)        OUTSTANDING(3)
--------------------------------------------------------------------------------  -----------------  -------------------
FIVE PERCENT STOCKHOLDERS:
Arnold L. Chase
  One Commercial Plaza
  Hartford, Connecticut 06103...................................................          2,000                  40%
Cheryl A. Chase
  One Commercial Plaza
  Hartford, Connecticut 06103                                                             1,000                  20%
Rhoda L. Chase
  One Commercial Plaza
  Hartford, Connecticut 06103                                                             1,000                  20%
The Darland Trust(2)
  P.O. Box 472
  St. Peter's House, Le Bordage St.                                                       1,000                  20%
  Peter Port
  Guernsey GYI6AX
  Channel Islands

DIRECTORS AND EXECUTIVE OFFICERS:
David T. Chase(1)...............................................................             --                  --
Robert E. Fowler, III...........................................................             --                  --
Arnold L. Chase.................................................................          2,000                  40%
Scott A. Lanphere...............................................................             --                  --
Jerzy Z. Swirski................................................................             --                  --
Samuel Chisholm.................................................................             --                  --
David Chance....................................................................             --                  --
Agnieszka Holland...............................................................             --                  --
Przemyslaw Szmyt................................................................             --                  --
David Warner....................................................................             --                  --
Donald Miller-Jones.............................................................             --                  --

ALL DIRECTORS AND OFFICERS AS A GROUP (15 PERSONS):.............................          2,000                  40%

------------------------

(1) Does not include 1,000 shares of Series B Preference Shares owned by Rhoda
    L. Chase, the wife of David T. Chase.

(2) A trust of which Cheryl A. Chase and her children are the beneficiaries.

(3) Pursuant to the Certificate of Designations, Preferences and Rights of Series A 12% Cumulative Preference Shares and Series B 12% Cumulative Preference Shares, upon the sale of shares of Series A Preference Shares, such shares will be automatically converted into shares of Series B Preference Shares. Therefore, these figures do not include up to 45,000 shares of Series B Preference Shares which will be issued upon the sale and automatic conversion of shares of Series A Preference Shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS

    David T. Chase, the Chairman of the Board of Directors of @Entertainment, is the father of Arnold L. Chase, a director of @Entertainment. No other family relationship exists between any of the directors and executive officers of @Entertainment.

@ENTERTAINMENT REGISTRATION RIGHTS AGREEMENT

    @Entertainment entered into a registration rights agreement (the "Stockholder Registration Rights Agreement") with PIHLP, ECO, Mr. Roger Freedman, the Steele LLC, AESOP and CACMT (collectively, the "Rightsholders") on June 22, 1997. ECO, PIHLP, Mr. Freedman, the Aesop Fund L.P. ("AESOP"), Cheryl Anne Chase Marital Trust ("CACMT") and the Steele LLC, are the holders of all of the outstanding shares of capital stock of @Entertainment prior to the initial public equity offering. Pursuant to the Stockholder Registration Rights Agreement, PIHLP and ECO will after March 29, 1999, have the right under certain circumstances to demand that @Entertainment register their shares of Common Stock under the Securities Act of 1933. After March 29, 2001, PIHLP and ECO will have the right to demand that @Entertainment register their shares of Common Stock in a shelf registration under Rule 415 of the Securities Act. In addition, if @Entertainment proposes to register any of its securities under the Securities Act (other than registrations in connection with employee stock ownership plans, offerings of debt securities and certain shelf registrations), all of the Rightsholders will have the right to have their shares of Common Stock be included in such registration. The registration rights described above expire on March 29, 2004, and are subject to certain limitations, including limitations on the number of shares of Common Stock to be included by the Rightsholders in particular registrations and on the number of registrations that can be demanded by PIHLP and ECO.

PCBV STOCKHOLDERS' AGREEMENT

    PCI, a wholly owned subsidiary of @Entertainment, holds 92.3% of the issued and outstanding capital stock of PCBV which owns 100% of the issued and outstanding capital stock of each of PTK-Krakow, PTK-Warsaw, and 46.8% of the issued and outstanding capital stock of PTK Operator, as well as approximately 98% of the issued and outstanding capital stock of PTK S.A.

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

    Under the PCBV Stockholders' Agreement, PCI has the option to purchase the PCBV shares owned by the Minority Stockholders upon the satisfaction of certain conditions. These conditions involve the number of subscribers obtained by PTK, S.A. in nine specified cities in Poland. On each occasion when the subscriber count in one of these specified cities reaches the number prescribed in the PCBV Stockholders' Agreement, one-ninth of the Minority Stockholders' PCBV shares become available for purchase by PCI for a period of approximately 60 to 90 days. The option periods have expired with respect to a number of the specified cities.

    The PCBV Stockholders' Agreement also includes covenants against competition that limit the ability of each PCBV Stockholder to engage directly or indirectly in any aspect of the cable television business in Poland for a period ending ten years after such PCBV Stockholder ceases to be a PCBV Stockholder. PCI has direct or indirect ownership interests in a number of entities that engage in certain aspects of the cable television business in Poland. Under the PCBV Stockholders' Agreement, the Minority Stockholders have a claim against 7.7% of the profits and equity of such entities and, under a supplemental agreement, PCI has agreed to share the profits of these entities with the Minority Stockholders on a pro rata basis. In addition, PCI is negotiating to buy, and has made an offer to buy, the outstanding PCBV shares held by the Minority Stockholders, though there can be no assurance that an agreement can be reached with any of the Minority Stockholders on satisfactory terms.

SERVICE AGREEMENTS

    PCI, a wholly owned subsidiary of @Entertainment, has entered into service agreements with PCBV and other of its direct and indirect subsidiaries (the "Service Agreements"), including Poltelkab Sp. z o.o. ("Poltelkab"), Telkat Sp. z o.o. ("Telkat"), PTK-Szczecin Sp. z o.o. ("PTK-Szczecin"), PTK-Lublin S.A. ("PTK-Lublin"), ETV Sp. z o.o. ("ETV"), PTK S.A., PTK-Operator, PTK-Warsaw, and PTK-Krakow, pursuant to which PCI provides various services, including administrative, technical, managerial, financial, operational and marketing services to each of the subsidiaries and PCBV serves as PCI's agent. PCI also entered into a service agreement, dated August 31, 1995, with PCBV and ETV, whereby PCBV is the principal service provider and PCI acts as agent to PCBV (the "ETV Service Agreement"). The services provided under these agreements are intended to enable the subsidiaries to construct, develop, operate and manage cable television systems throughout Poland. Except for the ETV Service Agreement, which requires ETV to pay $18,740 per calendar quarter to PCBV, the Service Agreements provide that the subsidiaries will each pay to PCI or PCBV, as the case may be, a fee of $10,000 per calendar quarter for performing general administrative services, and a commercially reasonable rate for legal, financial and other specific professional services. With the exception of the ETV Service Agreement, if a subsidiary is obligated to pay fees to PCI pursuant to a management agreement (described below), any fee payable under the Service Agreements is waived. The Service Agreements also typically require the subsidiaries to reimburse PCBV for any reasonable out-of-pocket expenses incurred by PCBV or PCI, acting as agent for PCBV, including salaries and benefits, housing allowances, travel expenses, and equipment supply or other goods costs. The agreements expired on December 31, 1998, but were automatically extended for successive one-year periods as no party gave notice on or before January 31, 1999.

MANAGEMENT AGREEMENTS

    PCI, a wholly owned subsidiary of @Entertainment, entered into management agreements with certain of its direct or indirect subsidiaries, namely Poltelkab, Telkat, PTK-Szczecin, PTK-Lublin, ETV,

PTK S.A., PTK-Operator, PTK-Warsaw, and PTK-Krakow. The agreements typically provide that the subsidiary will pay to PCI an annual consulting fee of $320,000 when and to the extent that the subsidiary's net income exceeds zero and in exchange for organizational and consulting services rendered by PCI. Telkat pays to PCI an annual consulting fee of $160,000. The management agreements also provide for an initial term ending as of the end of the calendar year during which they became effective, and provide for successive renewals for one-year periods unless the agreement is terminated in writing with at least thirty days notice by either party.

CORPORATE OVERHEAD ALLOCATION AGREEMENT

    PCI, a wholly owned subsidiary of @Entertainment, entered into a Corporate Overhead Allocation Agreement, dated January 1, 1996 (the "Allocation Agreement"), with certain of its direct or indirect subsidiaries, namely PTK S.A., PTK-Warsaw, PTK-Operator, PTK-Krakow, PTK-Szczecin, PTK-Lublin, ETV, Telkat and Poltelkab (collectively the "PTK Companies"), and PCBV. The Allocation Agreement provides that costs incurred by PCI or PCBV, acting as PCI's agent, with regard to the Service Agreements and as otherwise requested by the PTK Companies shall be allocated and charged to particular PTK Companies in the event they are directly attributable to such subsidiaries, and shall otherwise be allocated equally among each of the PTK Companies. With regard to services rendered and costs incurred by subsidiaries for the benefit of some or all of the PTK Companies, which include costs associated with maintaining a central office in Warsaw, legal expenses, expenses relating to governmental relationships and approvals, programming services, accounting, management information systems services, and salaries associated with personnel whose duties clearly benefit other PTK Companies, the Allocation Agreement provides that such expenses shall be allocated between the PTK Companies. The Allocation Agreement was due to terminate on December 31, 1998, but was automatically renewed for successive one-year periods as no written notice of termination was provided by PCI or PCBV or any subsidiary, with respect to itself.

PURCHASE OF HOUSE

    Pursuant to Mr. Fowler's employment contract, and in part to induce Mr. Fowler, the Chief Executive Officer and a director of @Entertainment, to move closer to the Company's operations in Europe, @Entertainment purchased Mr. Fowler's house in Connecticut for approximately $354,000 in June 1997 (including payments of $295,000 to extinguish the mortgages relating to the house), and sold the house shortly thereafter to a third party for approximately $267,000. In September 1998 @Entertainment paid Mr. Fowler the difference between the mortgage amounts of $295,000 and the purchase price of $354,000.

CONSULTING ARRANGEMENTS

    The Company has entered into a two-year consultancy arrangement, effective January 1, 1998, with Samuel Chisholm and David Chance (each individually a "Consultant"), pursuant to which the Company pays to a Consultant a fee of $10,000 per consultancy day, based on a minimum, on average over each 12 month period, of a total of 4 Consultancy Days per month, and the Company will pay an additional fee of $10,000 to a Consultant for any additional days in any month on which a Consultant provides consulting services to the Company. The consultancy agreement is not subject to cancellation by either party except as a result of a breach of the consultancy agreement.

PURCHASE AND SALE AGREEMENT FOR CUMULATIVE PREFERENCE SHARES

    On January 22, 1999 @Entertainment sold Cumulative Preference Shares and Warrants to MGPE, Arnold Chase, Cheryl Chase and Rhoda Chase for total gross proceeds of $50 million (less an aggregate commission of $1.5 million to be paid by @Entertainment to the purchasers). MGPE purchased $45 million of the 12% Series A Cumulative Preference Shares. Mr. Scott Lanphere is a director of the Company and is also a director at MGPE. Mr. Lanphere was primarily responsible for negotiating the terms of purchase of the Preference Securities. Arnold Chase, who is a director of the Company, purchased $2 million of the 12% Series B Cumulative Preference Shares--$1 million directly and $1 million through the Darland Trust. Cheryl Chase, who is the sister of Arnold Chase and the daughter of David Chase, the Chairman of the Board of Directors of @Entertainment, purchased $2 million of the 12% Series A Cumulative Preference Shares--$1 million directly and $1 million through the Darland Trust. Rhoda Chase who is the mother of Arnold Chase and the wife of David Chase, purchased $1 million of the 12% Series B Cumulative Preference Shares. David Chase, Arnold Chase and Mr. Lanphere did not vote as directors of the Company on the resolutions proposing the acceptance of the terms of the Preference Securities and the sale of such securities to MGPE, Arnold Chase, Cheryl Chase and/or Rhoda Chase.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Financial Statements and Schedules.

    The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

    (b) Reports on Form 8-K

    The Company filed the following Reports on Form 8-K during the quarter ended December 31, 1998:

    Report on Form 8-K filed on November 6, 1998, regarding the press release dated November 5, 1998 relating to @Entertainment's financial results for the quarter ended September 30, 1998.

    Report on Form 8-K filed on December 23, 1998, regarding the press release dated December 23, 1998 relating to a preliminary agreement with an institutional investor for the proposed sale of $50,000,000 of redeemable preferred stock of @Entertainment.

    (c) Exhibit Listing

  EXHIBIT
  NUMBER
-----------

       3.1   Certificate of Incorporation of @Entertainment, Inc. dated at June 22, 1997 (Incorporated by reference to Exhibit 3.1 of @Entertainment's Registration Statement on Form S-1, Registration No. 333-29869)

       3.2   Amended and Restated By-Laws of @Entertainment, Inc. as amended through January 1999.

       4.1   Indenture dated as of October 31, 1996 between PCI and State Street Bank and Trust Company relating to
             PCI's 9 7/8% Senior Notes due 2003 and its 9 7/8% Series B Senior Notes due 2003 (Incorporated by
             reference to Exhibit 4.11 of PCI's Registration Statement on Form S-4, Registration No. 333-20307).

       4.2   Indenture dated as of July 14, 1998 by and between @Entertainment and Bankers Trust Company relating to
             @Entertainment's 14 1/2% Senior Discount Notes due 2008 and its 14 1/2% Series B Senior Discount Notes
             due 2008 (Incorporated by reference to Exhibit 4.11 of @Entertainment's Registration Statement on Form
             S-4, Registration No. 333-60659).

       4.3   Form of Indenture dated as of January 20, 1999 between @Entertainment and Bankers Trust Company relating to @Entertainment's Series C Senior Discount Notes due 2008.

  EXHIBIT
  NUMBER
-----------
       4.4   Form of Indenture dated as of January 27, 1999 between @Entertainment and Bankers Trust Company relating to @Entertainment's 14 1/2% Senior Discount Notes due 2009 and its 14 1/2% Series B Senior Discount
             Notes due 2009.

       4.5   Warrant Agreement, dated as of July 14, 1998 by and between @Entertainment and Bankers Trust Company, relating to 1,008,000 warrants to purchase an aggregate of 1,824,514 shares of Common Stock.
             (Incorporated by reference to Exhibit 4.1 of @Entertainment's Registration Statement on Form S-3,
             Registration No. 333-64715).

       4.6   Warrant Agreement, dated as of January 27, 1999 by and between @Entertainment and Bankers Trust Company, relating to 1,027,200 warrants to purchase an aggregate of 1,813,665 shares of Common Stock.

       4.7   Form of Preference Warrant Agreement, dated as of January 27, 1999 by and between @Entertainment and
             Bankers Trust Company, relating to 5,500,000 warrants to purchase an aggregate of 5,500,000 shares of
             Common Stock.

       4.8   Registration Rights Agreement dated as of October 31, 1996 among PCI and Merrill Lynch, Pierce, Fenner and Smith Incorporated. (Incorporated by reference to Exhibit 10.1 of PCI's Registration Statement on
             Form S-4, Registration No. 333-20307).

       4.9   Registration Rights Agreement, dated as of July 14, 1998 among @Entertainment and Merrill Lynch, Pierce,
             Fenner & Smith Incorporated and J.P. Morgan Securities Inc. (Incorporated by reference to Exhibit 10.1 to @Entertainment's Registration Statement on Form S-4, Registration Number 333-60659)

      4.10   Form of Registration Rights Agreement, dated January 27, 1999 among @Entertainment and Merrill Lynch &
             Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities and Deutsche Bank
             Securities Inc.

      4.11   Preference Registration Rights Agreement, dated as of January 27, 1999 among @Entertainment and Morgan
             Grenfell Private Equity Limited on behalf of Morgan Grenfell Development Capital Syndication Limited,
             Arnold Chase, Cheryl Chase, Rhoda Chase and The Darland Trust.

      4.12   Warrant Registration Rights Agreement dated as of July 14, 1998 between @Entertainment and Merrill Lynch
             & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.
             (Incorporated by reference to Exhibit 4.2 to @Entertainment's Registration Statement on Form S-3,
             Registration Number 333-64715)

      4.13   Warrant Registration Rights Agreement dated as of January 27, 1999 between @Entertainment and Merrill
             Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities and Deutsche
             Bank Securities Inc.

      4.14   Form of Preference Warrant Registration Rights Agreement, dated as of January 27, 1999 among
             @Entertainment and Morgan Grenfell Private Equity Limited on behalf of Morgan Grenfell Development
             Capital Syndication Limited, Arnold Chase, Cheryl Chase, Rhoda Chase and The Darland Trust.

      4.15   Certificate of Designations, Preferences and Rights of Series A 12% Cumulative Preference Shares and
             Series B 12% Cumulative Preference Shares.

  EXHIBIT
  NUMBER
-----------
      10.1   Purchase Agreement dated October 24, 1996 between PCI and Merrill Lynch & Co., Merrill Lynch, Pierce,
             Fenner & Smith Incorporated relating to $130,000,000 aggregate principal amount of PCI's 9 7/8% Senior
             Notes due 2003 (Incorporated by reference to Exhibit 1.1 of PCI's Registration Statement on Form S-4,
             Registration No. 333-20307).

      10.2   Form of Underwriting Agreement, dated July 30, 1997 related to the sale of shares of Common Stock.

      10.3   Purchase Agreement dated as of July 8, 1998 between and among @Entertainment and Merrill Lynch & Co.,
             Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc. relating to 252,000 units consisting of 14 1/2% Senior Discount Notes Due 2008 and 1,008,000 warrants to purchase 1,824,514 shares of Common Stock (Incorporated by reference to Exhibit 1.1 to @Entertainment's Registration
             Statement on Form S-4, Registration No. 333-60659).

      10.4   Purchase Agreement dated January 19, 1999 between @Entertainment and Merrill Lynch International relating to @Entertainment's Series C Senior Discount Notes due 2008.

      10.5   Purchase Agreement dated January 22, 1998 between @Entertainment and Merrill Lynch & Co., Merrill Lynch,
             Pierce, Fenner & Smith Incorporated, and Deutsche Bank Securities Inc. relating to 256,800 units consisting of 14 1/2% Senior Discount Notes due 2009 and 1,027,000 warrants to purchase an aggregate of
             1,813,665 shares of Common Stock.

      10.6   Form of Purchase Agreement dated January 22, 1999, between @Entertainment and Arnold Chase, Cheryl
             Chase, and Rhoda Chase relating to 5000 shares of Series B 12% Cumulative Preference Stock and 5,000 warrants to purchase an aggregate of 550,000 shares of Common Stock.

      10.7   Form of Purchase Agreement dated January 22, 1999, between @Entertainment and Morgan Grenfell Private
             Equity Limited on behalf of Morgan Grenfell Development Capital Syndication Limited relating to 45,000 shares of Series A 12% Cumulative Preference Stock and 45,000 Warrants to Purchase an Aggregate of
             4,950,000 Shares of Common Stock.

      10.8   Employment Agreement, dated as of January 1, 1997, between PCI and Robert E. Fowler, III, including
             Stock Option Agreement. Assigned to @Entertainment as of June 23, 1997. (Incorporated by reference to
             Exhibit 10.7 of PCI's Registration Statement on Form S-4, Registration No. 333-20307).

      10.9   Consulting Agreement, dated as of February 7, 1997, between PCI and Przemyslaw A. Szmyt, as amended.
             Assigned to @Entertainment as of June 23, 1997. (Incorporated by reference to Exhibit 10.11 to
             @Entertainment's Registration Statement on Form S-1, Registration No. 333-29869)

     10.10   Stock Option Agreement dated as of June 22, 1997 between @Entertainment and Przemyslaw A. Szmyt, as amended March 31, 1998.

     10.11   Amendment to Consulting Agreement, effective January 1, 1998, between PCI and Przemyslaw A. Szmyt, assumed by @Entertainment as of June 23, 1997.

     10.12   Amendment to Consulting Agreement, dated March 1, 1999 by and between PCI and Przemyslaw Szmyt assumed by @Entertainment as of June 23, 1997.

     10.13   Stock Option Agreement dated as of January 26, 1998 between @Entertainment and Przemyslaw A. Szmyt.

  EXHIBIT
  NUMBER
-----------
     10.14   Employment Agreement, dated April 7, 1997, between PCI and David Warner. Assigned to @Entertainment as of June 23, 1997. (Incorporated by reference to Exhibit 10.14 of @Entertainment's Registration Statement
             on Form S-1, Registration No. 333-29869)

     10.15   Form of Stock Option Agreement, dated as of June 22, 1997, between @Entertainment and David Warner, as amended March 31, 1998.

     10.16   Form of Stock Option Agreement dated as of January 26, 1998 between @Entertainment and David Warner.

     10.17   Employment Agreement dated as of January 1, 1998, between PCI and Dorothy Hansberry. (Incorporated by reference to Exhibit 10.19 of @Entertainment's Registration Statement on Form S-4, Registration No.
             333-60659)

     10.18   Employment Agreement, dated as of June 8, 1998, between @Entertainment and Donald Miller-Jones.

     10.19   Stock Option Agreement dated as of June 8, 1998 between @Entertainment and Donald Miller-Jones.

     10.20   Consultancy Agreement dated November 17, 1997, between @Entertainment and Samuel Chisholm and David
             Chance. (Incorporated by reference to Exhibit 10.22 of @Entertainment's Registration Statement on Form
             S-4, Registration No. 333-60659)

     10.21   Stock Option Agreement dated as of January 1, 1998, between @Entertainment and Samuel Chisholm.

     10.22   Stock Option Agreement dated as at January 1, 1998, between @Entertainment and David Chance.

     10.23   Form of Consultancy Agreement dated as at January 23, 1998 between @Entertainment and Agnieszka Holland.

     10.24   Employment Agreement, dated January 1, 1998 between PCI and David Keefe. (Incorporated by reference to
             Exhibit 10.17 of @Entertainment's Registration Statement on Form S-4, Registration No. 333-60659)

     10.25   Stock Option Agreement, dated as at January 1, 1998, between @Entertainment and David Keefe.
             (Incorporated by reference to Exhibit 10.18 of @Entertainment's Registration Statement on Form S-4,
             Registration No. 333-60659)

     10.26   Form of Indemnification Agreement between @Entertainment and its executive officers and directors.

     10.27   Commercial Cooperation Agreement between At Entertainment Limited and Philips Business Electronics B.V.
             (Incorporated by reference to Exhibit 10.1 to @Entertainment's Annual Report on Form 10-K/A for the year ended December 31, 1997).

        11   Statement re computation of per share earnings (contained in Note 14 to Consolidated Financial
             Statements contained in this Annual Report on Form 10-K).

        21   Subsidiaries of @Entertainment

        27   Financial Data Schedule

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

                                @ ENTERTAINMENT, INC.

                                BY:           /S/ ROBERT E. FOWLER III
                                     -----------------------------------------
                                                Robert E. Fowler III
                                        CHIEF EXECUTIVE OFFICER AND DIRECTOR

    In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
   /s/ ROBERT E. FOWLER III     Chief Executive Officer and
------------------------------    Director                     March 30, 1999
     Robert E. Fowler III

                                Chief Financial Officer
   /s/ DONALD MILLER-JONES        (Principal Financial and
------------------------------    Principal Accounting         March 30, 1999
     Donald Miller-Jones          Officer)

     /s/ ARNOLD L. CHASE        Director
------------------------------                                 March 30, 1999
       Arnold L. Chase

      /s/ DAVID T. CHASE        Chairman of the Board of
------------------------------    Directors                    March 30, 1999
        David T. Chase

------------------------------  Director
        Scott Lanphere

     /s/ JERZY Z. SWIRSKI       Director
------------------------------                                 March 30, 1999
       Jerzy Z. Swirski

       /s/ DAVID CHANCE         Director
------------------------------                                 March 30, 1999
         David Chance

     /s/ SAMUEL CHISHOLM        Director
------------------------------                                 March 30, 1999
       Samuel Chisholm

    /s/ AGNIESZKA HOLLAND       Director
------------------------------                                 March 30, 1999
      Agnieszka Holland