Form 10-Q
period 1999-03-31
ENTERTAINMENT INC
filed 1999-05-17
CIK 1041454

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


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.


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

The number of shares outstanding of @ Entertainment, Inc.'s common stock as of March 31, 1999, was:

     Common Stock                     33,406,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              @ ENTERTAINMENT, INC.

                                 FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1999


                                                                                             PAGE NO.
PART I     FINANCIAL INFORMATION
           Item 1. Financial Statements
                     @ Entertainment
                        Consolidated Balance Sheets                                              3-4
                        Consolidated Statements of Operations                                    5
                        Consolidated Statements of Comprehensive Loss                            6
                        Consolidated Statements of Cash Flows                                    7
                        Notes to Consolidated Financial Statements                               8 - 12

           Item 2. Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                            13-21

           Item 3. Quantitative and Qualitative Disclosures
                        About Market Risk                                                        21-22

PART II    OTHER INFORMATION

             Item 1. Legal Proceedings                                                           22

             Item 2. Changes in Securities and Use of Proceeds                                   22

             Item 3. Defaults Upon Senior Securities                                             23

             Item 4. Submission of Matters to a Vote of Security Holders                         23

             Item 5. Other Information                                                           23

             Item 6. Exhibits and Reports on Form 8-K                                            23



                              @ ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                       March 31,      December 31,
                                                                          1999           1998
                                                                       ---------       ---------
                                                                      (unaudited)
                                                                            (in thousands)
Current assets:
      Cash and cash equivalents                                        $ 128,002       $  13,055
      Accounts receivable, net of allowance for doubtful accounts
           of $1,193,000 in 1999 and $1,095,000 in 1998                    6,396           7,408
      Programming and broadcast rights                                    12,095           9,030
      Other current assets                                                22,250          21,063
                                                                       ---------       ---------
           Total current assets                                          168,743          50,556
                                                                       ---------       ---------
Property, plant and equipment:
      Cable television systems assets                                    152,924         175,053
      D-DTH equipment                                                     71,977          68,419
      Construction in progress                                             4,394           2,739
      Vehicles                                                             2,323           2,792
      Other                                                               17,637          16,119
                                                                       ---------       ---------
                                                                         249,255         265,122

      Less accumulated depreciation                                      (53,472)        (52,068)
                                                                       ---------       ---------
           Net property, plant and equipment                             195,783         213,054
Inventories for construction                                               7,906           8,869
Intangibles, net                                                          36,745          43,652
Investments in affiliated companies                                       21,879          19,956
Other assets                                                              16,484          12,287
                                                                       ---------       ---------
           Total assets                                                $ 447,540       $ 348,374
                                                                        ---------       ---------
                                                                        ---------       ---------







     See accompanying notes to unaudited consolidated financial statements.

                              @ ENTERTAINMENT, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)/EQUITY



                                                                          March 31,      December 31,
                                                                            1999            1998
                                                                          ---------       ---------
                                                                        (unaudited)
                                                                                (in thousands)
Current liabilities:
     Accounts payable and accrued expenses                                $  33,925       $  40,464
     Accrued interest                                                         5,349           2,140
     Deferred revenue                                                         5,011           4,366
     Income taxes payable                                                     3,794           3,794
      Current portion of notes payable                                        6,500           6,500
                                                                          ---------       ---------
         Total current liabilities                                           54,579          57,264
                                                                          ---------       ---------

Notes payable (notes 4 and 5)                                               367,169         257,454
                                                                          ---------       ---------
         Total liabilities                                                  421,748         314,718
                                                                          ---------       ---------
12% cumulative redeemable preferred stock (liquidation value
     $50,000,000 plus accrued and unpaid dividends;
     20,002,500 preferred shares authorized;
     45,000 Series A and 5,000 Series B outstanding) (note 6)                29,603            --

Commitments and contingencies (note 9)

Stockholders' (deficiency)/equity:
     Common stock, $.01 par value; 70,000,000 shares authorized, shares issued and outstanding 33,406,000 in 1999
         and 33,310,000 in 1998                                                 334             333
     Paid-in capital (notes 4 and 6)                                        264,291         237,954
     Accumulated other comprehensive loss                                   (29,646)           (467)
     Accumulated deficit                                                   (238,790)       (204,164)
                                                                          ---------       ---------
             Total stockholders' (deficiency)/equity                         (3,811)         33,656
                                                                          ---------       ---------
             Total liabilities and stockholders' (deficiency)/equity      $ 447,540       $ 348,374
                                                                          ---------       ---------
                                                                          ---------       ---------


     See accompanying notes to unaudited consolidated financial statements.

                              @ ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                     Three months ended March 31,
                                               -------------------------------------
                                                       1999           1998
                                                     --------       --------
                                               (in thousands, except per share data)

Revenues                                             $ 18,799       $ 12,686

Operating expenses:
   Direct operating expenses                           18,017          8,648
   Selling, general and administrative expenses        15,620         13,447
   Depreciation and amortization                        9,405          4,949

Total operating expenses                               43,042         27,044
                                                     --------       --------

   Operating loss                                     (24,243)       (14,358)

Interest and investment income                          1,494            850
Interest expense                                      (11,845)        (3,649)
Equity in profits of affiliated companies               1,025            270
Foreign exchange (loss)/gain, net                      (1,038)            73
                                                     --------       --------

   Loss before income taxes and
        minority interest                             (34,607)       (16,814)

Income tax expense                                        (19)          (333)
Minority interest                                        --             (149)
                                                     --------       --------


   Net loss                                           (34,626)       (17,296)

   Accretion of redeemable preferred stock               (791)          --
                                                     --------       --------

Net loss applicable to holders of common stock       $(35,417)      $(17,296)
                                                     --------       --------
                                                     --------       --------

Basic and diluted loss per common share              $  (1.06)      $  (0.52)
                                                     --------       --------
                                                     --------       --------



     See accompanying notes to unaudited consolidated financial statements.

                              @ ENTERTAINMENT, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                       THREE MONTHS ENDED MARCH 31,
                                       ----------------------------
                                          1999           1998
                                        --------       --------
                                             (IN THOUSANDS)

Net loss                                $(34,626)      $(17,296)
Other comprehensive (loss)/income:
    Translation adjustment               (29,179)         2,549
                                        --------       --------
Comprehensive loss                      $(63,805)      $(14,747)
                                        --------       --------
                                        --------       --------



      See accompanying notes to unaudited consolidated financial statements

                              @ ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Three months ended March 31,
                                                                      ----------------------------
                                                                          1999             1998
                                                                        ---------       ---------
                                                                                (in thousands)
Cash flows from operating activities:
    Net loss                                                            $ (34,626)      $ (17,296)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
      Minority interest                                                      --               149
      Depreciation and amortization                                         9,405           4,949
      Amortizaion of notes payable discount and issue costs                 8,128            --
      Equity in profits of affiliated companies                            (1,025)           --
      Other                                                                 1,006           1,338
      Changes in operating assets and liabilities:
        Accounts receivable                                                 1,012            (911)
        Other current assets                                               (1,187)         (5,006)
        Programming and broadcast rights                                   (3,065)           --
        Other assets                                                         --            (2,937)
        Accounts payable                                                   (5,292)          5,856
        Income taxes payable                                                 --              (377)
        Accrued interest                                                    3,209           3,317
        Deferred revenue                                                    1,195             (88)
        Other current liabilities                                            --              (826)
                                                                        ---------       ---------
             Net cash used in operating activities                        (21,240)        (11,832)
                                                                        ---------       ---------
Cash flows from investing activities:
        Construction and purchase of property, plant and equipment        (15,517)        (23,085)
        Issuance of notes receivable from affiliates                         --               779
        Other investments                                                  (1,753)         (2,248)
        Purchase of intangibles                                              (196)           (230)
        Purchase of subsidiaries, net of cash received                       --           (10,523)
                                                                        ---------       ---------
             Net cash used in investing activities                        (17,466)        (35,307)
                                                                        ---------       ---------
Cash flows from financing activities:
        Proceeds from issuance of notes and warrants                      109,755            --
        Proceeds from issuance of preferred stock and warrants             48,295            --
        Costs to obtain loans                                              (4,397)           --
        Repayment of notes payable                                           --                37
                                                                        ---------       ---------
             Net cash provided by financing activities                    153,653              37
                                                                        ---------       ---------

             Net increase in cash and cash equivalents                    114,947         (47,102)

Cash and cash equivalents at beginning of period                           13,055         105,691
                                                                        ---------       ---------
Cash and cash equivalents at end of period                              $ 128,002       $  58,589
                                                                        ---------       ---------
                                                                        ---------       ---------

Supplemental cash flow information:
        Cash paid for interest                                          $     142       $      25
                                                                        ---------       ---------
                                                                        ---------       ---------
        Cash paid for income taxes                                      $      37       $     176
                                                                        ---------       ---------
                                                                        ---------       ---------



     See accompanying notes to unaudited consolidated financial statements.

                              @ENTERTAINMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


1.       BASIS OF PRESENTATION

The information furnished by @Entertainment, Inc. and its subsidiaries ("@Entertainment" or the "Company") has been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of March 31, 1999. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the SEC (the "1998 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

2.       RECLASSIFICATIONS

Certain amounts have been reclassified in the prior period unaudited consolidated financial statements to conform to the 1999 unaudited consolidated financial statement presentation.

3.       PER SHARE INFORMATION

Basic loss per share has been computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The effect of potential common shares (stock options and warrants outstanding) on earnings per share, i.e. dilutive loss per share is the same as basic loss per share.

The following table provides a reconciliation of the numerator and denominator in the loss per share calculation:


                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                      1999           1998
                                                                    --------       --------
Net loss attributable to common stockholders (in thousands)         $(35,417)      $(17,296)
Basic weighted average number of common shares outstanding (in
thousands)                                                            33,361         33,310
Loss per share-basic and diluted                                    $  (1.06)      $  (0.52)


4.       UNITS OFFERING

On January 22, 1999, the Company sold 256,800 units (collectively, the "Units") to two initial purchasers pursuant to a purchase agreement, each Unit consisting of $1,000 principal amount at maturity of 14 1/2% Senior Discount Notes ("the Notes") due 2009 and four warrants (each a "Warrant"), each initially entitling the holder thereof to purchase 1.7656 shares of common stock, par value $0.01 per share at an exercise price of $19.125 per share, subject to adjustment.

The Notes were issued at a discount to their aggregate principal amount at maturity and, together with the Warrants generated gross proceeds to the Company of approximately $100,003,000 of which $92,551,000 has been allocated to the initial accreted value of the Notes and approximately $7,452,000 has been allocated to the Warrants. The portion of the proceeds that is allocable to the Warrants was accounted for as part of paid-in capital. The allocation was made based on the relative fair values of the two securities at the time of issuance. Costs associated with the Units offering of approximately $3,875,000, including the initial purchasers' discount were capitalized and are being amortized over the term of the Notes using the interest method. Net proceeds to the Company after deducting initial purchasers' discount and offering expenses were approximately $96,000,000.

The Notes are unsubordinated and unsecured obligations. Cash interest on the Notes will not accrue prior to February 1, 2004. Thereafter cash interest will accrue at a rate of 14.5% per annum on the principal amount and will be payable semiannually in arrears on August 1 and February 1 of each year, commencing August 1, 2004. The Notes will mature on February 1, 2009. At any time prior to February 1, 2002, the Company may redeem up to a maximum of 35% of the originally issued aggregate principal amount at maturity of the Notes at a redemption price equal to 117.5% of the accreted value thereof at the redemption date, plus accrued and unpaid interest, if any, to the date of redemption with some or all of the net cash proceeds of one or more public equity offerings; provided, however, that not less than 65% of the originally issued aggregate principal amount at maturity of the Notes remain outstanding immediately after giving effect to such redemption.

The Warrants initially entitle the holders thereof to purchase 1,813,665 shares of common stock, representing, in the aggregate, approximately 5% of the outstanding common stock on a fully-diluted basis (using the treasury stock method) immediately after giving effect to the Units offering and the Company's offering of Series A 12% Cumulative Preference Shares and Series B 12% Cumulative Preference Shares (see note 6 PREFERENCE OFFERINGS). The Warrants are exercisable at any time and will expire on February 1, 2009.

Pursuant to the Indenture governing the Notes, the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness;
(ii) limitation on restricted payments; (iii) limitation on issuance and sales of capital stock of restricted subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on issuance of guarantees of indebtedness by restricted subsidiaries; (vii)purchase of Notes upon a change of control; (viii) limitation on sale of assets;(ix) limitation on dividends and other payment restrictions affecting restricted subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi)limitation on lines of business; and (xii) consolidations, mergers and sales of assets. The Company is in compliance with these covenants.

5.       SERIES C NOTES OFFERING

On January 20, 1999, the Company sold $36,001,000 aggregate principal amount at maturity of Series C Notes (collectively "the Series C Notes") due 2008. The Series C Notes are senior unsecured obligations of the Company ranking PARI PASSU in right of payment with all other existing and future unsubordinated obligations of the Company. The Series C Notes were issued at a discount to their aggregate principal amount at maturity and generated gross proceeds to the Company of approximately $9,815,000. Net proceeds to the Company after deducting the initial purchaser's discount and offering expenses were approximately $9,500,000. Cash interest on the Series C Notes will not accrue prior to July 15, 2004. Thereafter cash interest will accrue at a rate of 7.0% per annum on the principal amount at maturity, and will be payable semiannually in arrears on July 15 and January 15 of each year commencing January 15, 2005. The Series C Notes will mature on July 15, 2008.

Pursuant to the Series C Indenture governing the Series C Notes, the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuance and sales of capital stock of restricted subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by restricted subsidiaries; (vii) purchase of Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting restricted subsidiaries;
(x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) consolidations, mergers and sales of assets. The Company is in compliance with these covenants.

Costs associated with the Series C Notes offering of approximately $319,000 were capitalized and are being amortized over the term of the Series C Notes using the interest method.

6.       PREFERENCE OFFERINGS

On January 22, 1999 the Company sold 50,000 (45,000 Series A and 5,000 Series B) 12% Cumulative Redeemable Preference Shares (collectively "the Preference Shares") and 50,000 Warrants (each a "Preference Warrant") each Preference Warrant initially entitling the holders thereof to purchase 110 shares of common stock, par value $0.01 per share, of the Company at an exercise price of $10.00 per share, subject to adjustment. The Preference Shares together with the Preference Warrants generated gross proceeds to the Company of $50,000,000 of which approximately $28,812,000 has been allocated to the initial unaccreted value of the Preference Shares (net of commissions and offering costs payable by the Company of approximately $1,700,000), and approximately $19,483,000 has been allocated to the Preference Warrants. Dividends (whether or not earned or declared) will cumulate on a daily basis from the original issue date and will be payable semi-annually in arrears on March 31 and September 30 of each year, commencing on March 31, 1999 (each a "Dividend Payment Date") to holders of record on the fifteenth day immediately preceding the relevant Dividend Payment Date. The Company at its option may, but shall not be required to, redeem in U.S. dollars for cash the Preference Shares, at any time on or after March 31, 2000, in whole or in part, at the redemption price of 112% of the sum of (i) the Initial Liquidation Preference ($50,000,000 in the aggregate) and (ii) accumulated and unpaid dividends, if any, to the date of redemption. On January 30, 2010, the Company will be required (subject to contractual and other restrictions on the ability to redeem capital stock) to redeem all outstanding Cumulative Preference Shares, at a price in U.S. dollars equal to the Initial Liquidation Preference thereof plus all accumulated and unpaid dividends thereon (if any) to the date of redemption. The Company will not be required to make sinking fund payments with respect to the Cumulative Preference Shares. The Preference Shares have been recorded at its redemption value on January 30, 2010 discounted at approximately 17.6% to March 31, 1999. The Company periodically accretes from paid-in capital an amount that will provide for the redemption value at January 30, 2010.

7.       ACQUISITIONS

On February 25, 1999, @ Entertainment purchased for approximately $1.8 million a 30% interest in Mazowiecki Klub Sportowy Sportowa Spolka Akcyjna, a joint stock company which owns Hoop Pekaes Pruszkow, a Polish basketball team. In connection with this purchase @ Entertainment has agreed to act as a sponsor for Hoop Pekaes Pruszkow.

On March 31, 1999, a subsidiary of PCI purchased certain cable television system assets for an aggregate consideration of approximately $509,000. The acquisition was accounted for using the purchase method, whereby the purchase price was allocated among the fixed assets acquired based on their fair value on the date of acquisition and any excess to goodwill. The purchase price exceeded fair value of the assets acquired by approximately $108,000.

8.       STOCK OPTIONS

In February 1999 a number of the Company's employees were granted options to purchase 750,000 shares of common stock at a price of $14.30 per share, vesting ratably over a three-year period starting from January 1, 2000. The exercise price of such options exceeded the quoted market price for the Company's shares on the date of grant.

In February 1999, a former employee of the Company exercised his options to buy 96,000 shares of common stock at $1.99 per share.

9.       COMMITMENTS AND CONTINGENCIES

PROGRAMMING, BROADCAST AND EXHIBITION RIGHTS

The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party content providers for its digital direct-to-home ("D-DTH") and cable systems. The agreements have terms which range from one to seven years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At March 31, 1999, the Company had an aggregate minimum commitment in relation to these agreements of approximately $212,360,000 over the next seven years, approximating $37,547,000 for the remainder of 1999, $35,231,000 in 2000, $38,816,000 in 2001, $41,703,000 in
2002, $30,753,000 in 2003 and $28,310,000 in 2004 and thereafter.

PURCHASE COMMITMENTS

As of March 31, 1999, the Company had an aggregate minimum commitment toward the purchase of the Reception Systems from Philips of approximately $106,236,000 up to June 30, 2000.

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

11.      SEGMENT INFORMATION

The Company and its subsidiaries operate in three business segments: (1) cable television, (2) digital direct-to-home television and programming, and (3) corporate. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in losses of affiliated companies, income taxes and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S.GAAP measure of loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity.


             SELECTED SEGMENT DATA
    (UNAUDITED IN THOUSANDS OF US DOLLARS)


                                                       D-DTH AND
                                          CABLE       PROGRAMMING      CORPORATE         TOTAL
                                          -----       -----------      ---------         -----
THREE MONTHS ENDED MARCH 31, 1999

Revenues from external customers       $  14,783       $   4,016       $    --         $  18,799
Intersegment revenues                       --             5,132            --             5,132
Operating loss                            (4,264)        (18,318)         (1,661)        (24,243)
EBITDA                                     1,685         (14,865)         (1,658)        (14,838)
Segment total assets                     169,711         139,389         138,440         447,540

THREE MONTHS ENDED MARCH 31, 1998

Revenues from external customers       $  12,093       $     593       $    --         $  12,686
Intersegment revenues                       --              --              --              --
Operating loss                              (936)        (10,634)         (2,788)        (14,358)
EBITDA                                     3,899         (10,520)         (2,788)         (9,409)
Segment total assets                     196,789          60,607          46,401         303,797


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion and analysis provides information concerning the results of operations and financial condition of the Company. Such discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of the Company. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of the Company's 1998 Annual Report. The following discussion focuses on material trends, risks and uncertainties affecting the results of operations and financial condition of the Company.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will", "may", "shall" and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

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

The risks, uncertainties and other factors that might cause such differences include but are not limited to: (i) general economic conditions in Poland and in the pay television business in Poland; (ii) changes in regulations the Company operates under; (iii) uncertainties inherent in new business strategies, including the Company's satellite television business, new product launches and development plans, which the Company has not used before; (iv) rapid technology changes; (v) changes in, or failure or inability to comply with government regulations; (vi) the development and provision of programming for new television and telecommunications technologies; (vii) the continued strength of competitors in the multichannel video programming distribution industry and satellite services industry and the growth of satellite delivered programming;
(viii) future financial performance, including availability, terms and deployment of capital; (ix) the ability of vendors to deliver required equipment, software and services on schedule at the budgeted cost; (x) the Company's ability to attract and hold qualified personnel; (xi) changes in the nature of strategic relationships with joint ventures; (xii) the overall market acceptance of those products and services, including acceptance of the pricing of those products and services; (xiii) possible interference by satellites in adjacent orbital positions with the satellites currently being used for the Company's satellite television business; and (xiv) acquisition opportunities.

OVERVIEW

Until the limited launch of the Company's D-DTH business on July 1, 1998 and subsequent full-scale launch on September 18, 1998, the Company's revenues were derived entirely from its cable television business and programming related thereto. The Company's revenue increased 48% from $12.7 million in the three months ended March 31, 1998 to $18.8 million in the three months ended March 31, 1999. This increase was due primarily to internal growth in subscribers through increased penetration and new network expansion, increases in cable subscription rates, the launch of the Wizja TV D-DTH programming package, and advertising sales.

Prior to June 1997, the Company's expenses were primarily incurred in connection with its cable television business and programming related thereto. Since June 1997, the Company has been incurring, in addition to expenses related to its cable television and programming businesses, expenses in connection with the operation of its D-DTH business and Wizja TV.

The Company generated an operating loss of $24.2 million for the three months ended March 31, 1999, primarily due to the significant costs associated with the Company's D-DTH and programming businesses and the development, production and acquisition of programming for Wizja TV.

The Company divides operating expenses into (i) direct operating expenses, (ii) selling, general and administrative expenses, and (iii) depreciation and amortization. Direct operating expenses consist of programming expenses, maintenance and related expenses necessary to service, maintain and operate the Company's cable systems and D-DTH programming platform, billing and collection expenses and customer service expenses. Selling, general and administrative expenses consist principally of administrative costs, including office related expenses, professional fees and salaries, wages and benefits of non-technical employees, advertising and marketing expenses, bank fees and bad debt expense. Depreciation and amortization consist of depreciation of property, plant and equipment and amortization of intangible assets.

SEGMENT RESULTS OF OPERATIONS

The Company classifies its business into three segments: (1) cable television,
(2) digital direct-to-home television and programming, and (3) corporate. Information about the operations of the Company in these different business segments is set forth below based on the nature of the services offered. In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in losses of affiliated companies, income taxes and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity.

The following table presents the segment results of the Company's operations for the three months ended March 31, 1999 and 1998.

SEGMENT RESULTS OF OPERATIONS
(unaudited, in millions of U.S. dollars)


                                      REVENUES          OPERATING LOSS            EBITDA
                                      --------          --------------            ------
 THREE MONTHS ENDED MARCH 31,     1999        1998      1999       1998       1999       1998
 ----------------------------     ----        ----      ----       ----       ----       ----
CABLE                              14.8       12.1      (4.3)      (0.9)       1.7        3.9
D-DTH AND PROGRAMMING               9.1        0.6     (18.2)     (10.7)     (14.8)     (10.5)
CORPORATE AND OTHER                --         --        (1.7)      (2.8)      (1.7)      (2.8)
INTER SEGMENT ELIMINATION (1)      (5.1)      --        --         --         --         --
                                   ----       ----     -----      -----      -----      ----
TOTAL                              18.8       12.7     (24.2)     (14.4)     (14.8)     (9.4)
                                   ----       ----     -----      -----      -----      ----
                                   ----       ----     -----      -----      -----      ----



(1) Includes $5,102,000 of Wizja programming charged to the Cable Segment by the D-DTH and Programming Segment in the three months ended March 31, 1999.

CABLE SEGMENT OVERVIEW

The Company's revenues in its cable segment have been and will continue to be derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges cable subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. Through its cable segment, the Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At March 31, 1999, approximately 74.5% of the Company's cable subscribers received its basic package. For the three months ended March 31, 1999, approximately 97% of the Company's cable revenue was derived from monthly subscription fees compared to approximately 92% for the three months ended March 31, 1998. Revenue from installation fees is deferred to the extent it exceeds direct selling costs and then amortized to income over the estimated average period that new subscribers are expected to remain connected to the Company's cable system.

During 1998 and the first quarter of 1999, management completed several strategic actions in support of its cable business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial 11 channel primarily Polish-language programming, to its basic cable subscribers. Since that date, the basic Wizja TV package has been expanded to 24 channels. Management believes that this selection of high quality primarily Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber penetration rates.

The Company has implemented a pricing strategy designed to increase revenue per cable subscriber and to achieve real profit margin increases in U.S. dollar terms. The Company has increased the monthly price for the "basic" package to reflect the increased channel availability, and premium channels such as the HBO Poland service (a Polish-language version of HBO's premium movie channel) will each be offered to cable customers for an additional monthly charge. The Company expects that it may continue to experience increases in its churn rate above historical levels during the implementation of its current pricing strategy. For the three months ended March 31, 1999, the Company's churn rate increased to 4.1%. For the three months ended March 31, 1999, the Company experienced churn in the HBO Poland service with penetration falling by 12,966 subscribers or 27.4% from March 31, 1998. The Company is planning to encrypt the HBO Poland service on cable and install analog decoders for all premium channel subscribers during 1999.


An analysis of quarterly cable subscriber growth is presented in the table below:


                                                 MARCH 31,          DECEMBER 31,      SEPTEMBER 30,      JUNE 30,        MARCH 31,
                                                   1999                1998              1998              1998            1998
                                                 ---------           ---------         ---------         ---------       ---------

Homes Passed                                     1,624,119           1,591,981         1,565,287         1,546,540       1,505,256

Basic Subscribers                                  706,179             698,342           658,584           660,067         627,713
   Subscriber Growth (three month period)
     Organic                                        38,226 (1)          70,935            41,904            57,007          26,868
     Through Acquisitions                             --                  --             (10,245) (2)        1,363          16,360
     Churn                                         (30,389)            (31,177)          (33,142)          (26,016)        (22,145)
                                                ----------          ----------        ----------        ----------      ----------
     TOTAL NET GROWTH                                7,837              39,758            (1,483)           32,354          21,083
                                                ----------          ----------        ----------        ----------      ----------
Basic penetration                                     43.5%               43.9%             42.1%             42.7%           41.7%

Intermediate subscribers                            33,587              40,037            42,538            43,204          48,077
                                                ----------          ----------        ----------        ----------      ----------
BASIC AND INTERMEDIATE SUBSCRIBERS                 739,766             738,379           701,122           703,271         675,790
                                                ----------          ----------        ----------        ----------      ----------

Broadcast subscribers                              208,457             196,961           186,334           167,859         154,860
                                                ----------          ----------        ----------        ----------      ----------
TOTAL SUBSCRIBERS                                  948,223             935,340           887,456           871,130         830,650
                                                ----------          ----------        ----------        ----------      ----------

Premium subscribers - HBO                           34,332              36,615            39,035            45,674          47,298
Premium penetration - HBO                              4.9%                5.2%              5.9%              6.9%            7.5%

Basic revenue / basic sub./month                $     6.20          $     5.69        $     5.19        $     4.99      $     5.19

Total revenue/ basic sub/month                  $     6.97          $     6.75        $     6.42        $     6.08      $     6.42







(1) The increase in basic subscribers for the three months ended March 31, 1999 included 4,121 subscribers in Szczecin that switched from the "intermediate" to the "basic" package.

(2) As part of the purchase of a minority interest in one of the Company's cable systems, the Company sold an isolated part of that system to the previous owner.

CABLE TELEVISION REVENUE. Revenue increased $2.7 million or 22.3% from $12.1 million in the three months ended March 31, 1998 to $14.8 million in the three months ended March 31, 1999. This increase was primarily attributable to a 9.5% increase in the number of basic and intermediate subscribers from approximately 676,000 at March 31, 1998 to approximately 740,000 at March 31, 1999, as well as an increase in monthly subscription rates. The increase in basic and intermediate subscribers was primarily due to build-out of the Company's existing cable networks.

Revenue from monthly subscription fees represented 91.6% and 97.2% of cable television revenue for the three months ended March 31, 1998 and 1999, respectively. During the three months ended March 31, 1999, the Company generated approximately $0.6 million of premium subscription revenue as a result of providing the HBO Poland service pay movie channel to cable subscribers as compared to $0.8 million for the three months ended March 31, 1998.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $6.4 million, or 173.0%, from $3.7 million for the three months ended March 31, 1998 to $10.1 million for the three months ended March 31, 1999, principally as a result of the purchase of the Wizja TV programming package for approximately $5.1 million from the Company's D-DTH and Programming segment as well as the increased size of the Company's cable television system. Direct operating expenses increased from 30.6% of revenues for the three months ended March 31, 1998 to 68.3% of revenues for the three months ended March 31, 1999. However, without considering the programming cost for the purchase of the Wizja programming package recorded in 1999 the comparison would have been 30.6% and 33.8% for the three months ended March 31, 1998 and 1999 respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $1.5 million or 33% from $4.5 million for the three months ended March 31, 1998 to $3.0 million for the three months ended March 31, 1999. This decrease was attributable to operating efficiencies realized by the Company in the three months ended March 31, 1999. As a percentage of revenue, selling, general and administrative expenses decreased from 37.2% for the three months ended March 31, 1998 to approximately 20.3% for the three months ended March 31, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $1.1 million, or 22.9%, from $4.8 million for the three months ended March 31, 1998 to $5.9 million for the three months ended March 31, 1999, principally as a result of depreciation and amortization of additional cable television systems and related goodwill acquired and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 40.0% for the three months ended March 31, 1998 to 40.2% for the three months ended March 31, 1999.

Each of these factors contributed to an operating loss of $0.9 million and $4.2 million for the three months ended March 31, 1998 and 1999, respectively.

D-DTH AND PROGRAMMING SEGMENT OVERVIEW

D-DTH. The principal objectives of the Company for the D-DTH and programming segment is to develop, acquire and distribute high-quality Polish-language programming that can be commercially exploited throughout Poland through D-DTH and cable television exhibition, and to develop and maximize advertising sales.

The Company's D-DTH roll-out strategy was to lease D-DTH Reception Systems to initial subscribers at promotional prices in the start-up phase of its D-DTH service. The launch of its D-DTH service has been supported by the Company's development of the Wizja TV programming package, which the Company believes addresses the demand for high-quality Polish-language programming in Poland. Subsequent to March 31, 1999 the Company began selling, instead of leasing D-DTH reception systems to consumers.

As of March 31, 1999, the Company had sold to Philips' authorized retailers approximately 137,600 D-DTH packages, which include the rental of the D-DTH reception system, installation and a one-year subscription to the Company's D-DTH service. As of March 31, 1999, Philips had sold and installed approximately 130,000 of these packages to consumers. In September 1998, the number of Philips authorized electronics retailers distributing the Wizja TV package increased from 70 to 550, and since November more than 1,200 retailers have been distributing the Wizja TV package. Each store is staffed with personnel specifically trained by the Company to provide information on the Wizja TV packages. Installation personnel are also trained to complete each customer's installation within 48 hours of order placement.

PROGRAMMING. The Company, both directly and through other joint ventures, produces television programming for distribution. The Company has developed a multi-channel, primarily Polish-language programming platform under the brand name Wizja TV. Wizja TV's current channel line-up includes four channels, Atomic TV, Wizja 1, Wizja Pogoda and Twoja Wizja, that are owned and operated by the Company, and 20 channels that are produced by third parties, 11 of which are broadcast under exclusive agreements for pay television in Poland.

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

An analysis of D-DTH subscribers is presented in the table below:


@ ENTERTAINMENT, INC.
Summary of Selected Operating Statistics


                                                 MARCH 31,  DECEMBER 31,   SEPTEMBER 30,
D-DTH                                              1999         1998           1998
                                                 -------       -------        ------

Satellite receiver packages sold to dealers      137,629       125,167        34,699
Installed subscribers                            130,000        95,378        23,390

Churn                                                             --            --

TOTAL SUBSCRIBERS                                130,000        95,378        23,390

Premium subscribers - HBO - promotional (1)       56,162        76,633        23,390
Premium subscribers - HBO - paying                58,705        15,555          --

HBO churn (2)                                     15,133         3,190          --
HBO churn                                           25.8%         20.5%         --



(1) From July 5, 1998 to March 31, 1999 the Company offered a three-month trial period of the HBO Poland service to each new D-DTH subscriber. From April 1, 1999, this was changed to a one-month trial period of the HBO Poland service for each new D-DTH subscriber.

(2)      The churn figures relate only to paying subscribers.

D-DTH AND PROGRAMMING REVENUE. D-DTH and programming revenue amounted to $0.6 million and $9.1 million for the three months ended March 31, 1998 and 1999, respectively. Since the Company only commenced the broadcast of its Wizja TV programming package over its cable systems on June 5, 1998 and through its D-DTH service in July 1998, no subscription revenue related to this segment existed for the three months ended March 31, 1998.

Revenue from monthly subscription fees, after elimination of inter-segment revenue from Poland Communications, Inc., a wholly owned subsidiary of the Company ("PCI"), represented 89% of D-DTH and programming revenue for the three months ended March 31, 1999. Advertising revenue for the three months ended March 31, 1999 represented 11% of D-DTH and programming revenue after the inter-segment elimination.

Revenue from the supply of the Wizja TV programming package to the Company's cable systems, which eliminates on consolidation, represented $5.1 million of D-DTH and programming revenue for the three months ended March 31, 1999.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $8.1 million, or 165.3%, from $4.9 million for the three months ended March 31, 1998 to $13.0 million for the three months ended March 31, 1999. These increases principally were the result of a $9.1 million increase in programming costs and a $1.0 million decrease in maintenance expenses associated with the establishment of a satellite up-link and studio facility located in Maidstone, United Kingdom, and costs associated with the lease of three transponders on the Astra satellites which provide the capability to deliver the Company's Polish-language programming platform to cable and D-DTH customers in Poland. The decrease in maintenance expenses was the result of non-recurring start-up costs for the Wizja TV programming platform. Direct operating expenses amounted to 142.9% of revenues for the three months ended March 31, 1999 compared to 122.4% revenues for the three months ended March 31, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.8 million or 77.4% from $6.2 million for the three months ended March 31, 1998 to $11.0 million for the three months ended March 31, 1999. As a percentage of revenue, selling, general and administrative expenses amounted to approximately 127% for the three months ended March 31, 1999. The increase in selling, general and administrative expenses over the corresponding 1998 period was attributable mainly to sales and marketing expenses associated with promotion of the Company's D-DTH service and Wizja TV programming platform, an increase in the number of administrative staff associated with the Maidstone facility and the Wizja TV programming platform, as well as an increase in professional fees associated with obtaining long-term programming contracts and broadcast/exhibition rights.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization charges of D-DTH tangible assets increased $3.3 million from $0.1 million for the three months ended March 31, 1998 to $3.4 million for the three months ended March 31, 1999. Depreciation and amortization expense as a percentage of revenues amounted to 38% for the three months ended March 31, 1999. This primarily relates to D-DTH production equipment and decoders leased to consumers.

Each of these factors contributed to an operating loss of $18.3 million for the three months ended March 31, 1999, compared to an operating loss of $10.6 million for the three months ended March 31, 1998.

CORPORATE SEGMENT OVERVIEW

Corporate segment consists of corporate overhead costs. The Company continues to evaluate opportunities for improving its operations and reducing its cost structure. Corporate expenses amounted to $1.7 million for the three months ended March 31, 1999 as compared to $2.8 million for the corresponding period in 1998, the reduction being due to non-recurring fees and costs related to merger negotiations in 1998.

NON-OPERATING RESULT

INTEREST EXPENSE. Interest expense increased $8.1 million, or 218.9%, from $3.7 million for the three months ended March 31, 1998 to $11.8 million for the three months ended March 31, 1999. Interest expense increased mainly as a result of the accretion of interest of the $252 million aggregate principal amount at maturity of the Company's 14 1/2% Senior Discount Notes due 2008, which were issued on July 14, 1998, $256.8 million aggregate principal amount at maturity of the Company's 14 1/2% Senior Discount Notes due 2009, which were issued on January 22, 1999 and $36.0 million aggregate principal amount at maturity of the Company's 7% Series C Senior Discount Notes due 2008 issued on January 20, 1999.

INTEREST AND INVESTMENT INCOME. Interest and investment income increased $0.6 million, or 66.7%, from $0.9 million for the three months ended March 31, 1998 to $1.5 million for the three months ended March 31, 1999, primarily due to investment of part of the proceeds from the notes and preferred stock issuances.

EQUITY IN PROFITS OF AFFILIATED COMPANIES. The Company recorded $1.0 million of equity in profits of affiliated companies for the three months ended March 31, 1999 compared to $0.3 of equity in profits of affiliated companies for the three months ended March 31, 1998. The profit, which relates to write-up of funds provided to Fox Kids Poland, amounted to approximately net $1.3 million expensed in 1998 and $0.3 million amortization of goodwill of the Company's 50% investment in Twoj Styl, a publishing company.

FOREIGN EXCHANGE LOSS, NET. For the three months ended March 31, 1999, foreign exchange loss amounted to $1.0 million, primarily due to the 12.6% appreciation of the U.S. dollar against the Polish zloty in the first quarter of 1999.

MINORITY INTEREST. Minority interest in subsidiary loss was $0.1 million for the three months ended March 31, 1998, compared to minority interest in subsidiary income of null for the corresponding period in 1999.

NET LOSS. For the three months ended March 31, 1998 and 1999, the Company had net losses of $17.3 million and $33.6 million, respectively. These losses were the result of the factors discussed above.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from a loss of $17.3 million for the three months ended March 31, 1998 to a loss of $34.4 million for the three months ended March 31, 1999 due to the accreted dividends on preferred stock and the factors discussed above. For the three months ended March 31, 1999, net loss applicable to common stockholders included $0.8 million related to the accretion of redeemable preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company has met its cash requirements in recent years primarily with (i) capital contributions and loans from certain of the Company's principal stockholders, (ii) borrowings under available credit facilities, (iii) cash flows from operations, (iv) the sale by PCI of $130 million of 9 7/8% Senior Notes due 2003 and 9 7/8% Series B Senior Notes due 2003 (collectively, the "PCI Notes"), (v) the sale of approximately $200 million of common stock through the Company's initial public equity offering in August 1997 and (vi) the sale of $252 million at maturity of 14 1/2% Senior Discount Notes due 2008 in July 1998.

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

Pursuant to the indentures governing the PCI Notes, the 14 1/2% Senior Discount Notes sold on July 14, 1998 and the Series C Senior Discount Notes sold on January 19, 1999 and the 14 1/2% Senior Discount Notes sold on January 22, 1999, the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters:

a)       limitation on indebtedness;
b)       limitation on restricted payments;
c) limitation on issuances and sale of capital stock of restricted subsidiaries;
d)       limitation on transactions with affiliates;
e)       limitation on liens;
f)       limitation of guarantees of indebtedness by subsidiaries;
g)       purchase of the notes upon a change of control;
h)       limitation on sale of assets;
i) limitation on dividends and other payment restrictions affecting restricted subsidiaries;
j)       limitation on investments in unrestricted subsidiaries;
k)       consolidations, mergers, and sale of assets; and
l)       limitation on lines of business.

The Company is in compliance with these covenants.

On January 22, 1999 the Company also sold Series A 12% Cumulative Preference Shares, Series B 12% Cumulative Preference Shares and Warrants to Morgan Grenfell Private Equity Ltd. and to certain members of the Chase Family, with gross proceeds of approximately $48.2 million.

The Company had negative cash flows from operating activities for the three months ended March 31, 1998 and 1999 of $11.8 million and $20.3 million, respectively, due to the significant operating costs associated with the promotion and operation of its D-DTH service and the Wizja TV programming package.

Cash used for the purchase and build-out of the Company's cable television networks, D-DTH equipment and the purchase of other property, plant and equipment was $18.0 million in the three months ended March 31, 1999 and $23.1 million in the corresponding period in 1998. The decrease primarily relates to the purchase of fixed assets related to the development of the Maidstone uplink facility for the three months ended March 31, 1998. Cash used for the acquisition of subsidiaries, net of cash received, was $0 million and $10.8 million for the three months ended March 31, 1999 and 1998, respectively.

At March 31, 1999, the Company was committed to pay at least approximately $539 million in guaranteed payments (including but not limited to payments for the D-DTH Reception Systems and payments of guaranteed minimum amounts due under programming agreements and satellite transponder leases) over the next nine years, of which at least approximately $225 million was committed through the end of 2000. These payments may increase if the Company enters into additional programming agreements.

The Company intends to use:

- the net proceeds of its sale of the 14 1/2% Senior Discount Notes due 2009, which was approximately $96.0 million (after deducting offering expenses and the initial purchasers' discount),

- the net proceeds of the sale of the Series A 12% Cumulative Preference Shares, the Series B 12% cumulative Preference Shares and Warrants, which was approximately $48.2 million (after deducting offering expenses and commissions), and

- the net proceeds of the sale of the Series C Senior Discount Notes, which was approximately $9.5 million (after deducting offering expenses and the initial purchaser's discount)

for the following purposes:

- to fund capital expenditures, operating losses and working capital primarily related to the development and operation of its D-DTH business, and

- for general corporate purposes and certain other investments, including the possible acquisition of cable television networks and certain minority interests in subsidiaries which are held by unaffiliated third parties.


In the event that the Company and TKP are able to reach an agreement regarding a joint venture, investment or some other form of cooperation, the Company's use of net proceeds from these three recent offerings may be reallocated and some portion thereof may be used to fund participation in a joint venture.

The Company believes that the net proceeds of these three recent offerings and cash on hand will provide the Company with sufficient capital to fulfill its current business plan and to fund these commitments until it achieves positive cash flow from operations. The Company expects that it will require additional external funding for its business development plan in years subsequent to 1999 if it continues to provide D-DTH reception systems (other than the 380,000 initial subscribers) at the promotional prices the Company is now charging in the start-up phase of its D-DTH service. The Company will need to attract a substantial number of additional D-DTH subscribers beyond the 380,000 initial subscribers in order to repay principal and interest on its outstanding notes. Future sources of financing for the Company could include public or private debt or equity offerings or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the Company's senior indebtedness.

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

Largely as a result of its high rate of growth over the past few years, the Company has entered into an agreement to purchase a new system to replace its current accounting system and an agreement to purchase specialized billing software for the Company's new customer service and billing center. The vendors of new the accounting system and of the billing software have confirmed to the Company that these products are year 2000 compliant. The Company has completed the testing phase of the new accounting system, and the implementation phase was substantially completed at the end of 1998. The Company has implemented the new billing software for D-DTH subscribers and expects implementation of the billing software to be completed for the majority of its cable subscribers by the end of 1999.

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

CURRENT OR  ACCUMULATED EARNINGS AND PROFITS

For the three months ended March 31, 1999, the Company had no current or accumulated earnings and profits. Therefore, none of the interest which accreted during the three months ended March 31, 1999 with respect to the Company's 14 1/2% Senior Discount Notes due 2008 and its 14 1/2% Series B Discount Notes due 2008, will be deemed to be a "Dividend Equivalent Portion" as such term is defined in Section 163(e)(5)(B) of the Internal Revenue Code, as amended.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is foreign exchange rate risk from fluctuations in the Polish zloty currency exchange rate. The Company's long term debt is primarily subject to a fixed rate, and therefore variations in the interest rate do not have a material impact on net interest expense.

FOREIGN EXCHANGE AND OTHER INTERNATIONAL MARKET RISKS

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically affect economic growth, inflation, interest rates, governmental actions and other factors. These changes, if material, can cause the Company to adjust its financing and operating strategies. The discussion of changes in currency exchange rates below does not incorporate these other important economic factors.

International operations constitute 100% of the Company's consolidated operating loss for the quarter ended March 31, 1999. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

The Company estimates that a further 10% change in foreign exchange rates would impact reported operating loss by approximately $0.4 million. In other terms a 10% depreciation of the Polish zloty and British pound against the U.S. dollar, would result in a $0.4 million decrease in the reported operating loss. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 20% in 1996, approximately 14.9% in 1997, and approximately 11.8% in 1998. The rate of inflation for the three months ended March 31, 1999 was approximately 6.2%. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991 and the zloty has appreciated against the U.S. dollar by approximately 0.4% for the year ended December 31, 1998. For the first quarter of 1999 the zloty has depreciated against the U.S. dollar by approximately 13%. Inflation and currency exchange fluctuations may have, a material adverse effect on the business, financial condition and results of operations of the Company.



                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's business, financial condition or results of operations. See also Note 10 to the unaudited consolidated financial statements, for a description of the Company's arbitration relating to TKP.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

On January 20, 1999, the Company sold $36,001,321 aggregate principal amount at maturity of its Series C Notes due 2008 to Merrill Lynch International. The Series C Notes are senior unsecured obligations of the Company ranking PARI PASSU in right of payment with all other existing and future unsubordinated obligations of the Company. The Series C Notes were issued at a discount to their aggregate principal amount at maturity and generated gross proceeds to the Company of approximately $9.8 million. Net proceeds to the Company after deducting the initial purchaser's discount and offering expenses were approximately $9.5 million.

On January 22, 1999, the Company sold 256,800 Units to Merrill Lynch & Co and Deutsche Bank Securities pursuant to a purchase agreement, each Unit consisting of $1,000 principal amount at maturity of 14 1/2% Senior Discount Notes due 2009 and four warrants, each initially entitling the holder thereof to purchase
1.7656 shares of common stock, par value $0.01 per share at an exercise price of $19.125 per share, subject to adjustment. Net proceeds to the Company after deducting initial purchasers' discount and offering expenses were approximately $96,000,000.

The Company filed a registration statement in connection with a proposed offer to exchange its 14 1/2 % Senior Discount Notes due 2009 (each an "Exchange Note") for each of its outstanding Notes. The form and terms of the Exchange Notes will be substantially the same as the form and terms of the Old Notes except that the Exchange Notes were registered under the Securities Act. The Exchange Notes were registered under the Securities Act on a registration statement on Form S-4, which registration statement was declared effective on May 13, 1999. The exchange offer relating to the Exchange Notes has commenced and is scheduled to expire on June 17, 1999, unless extended.

On January 22, 1999, the Company also sold 45,000 Series A 12% Cumulative Preference Shares, $0.01 par value, 5,000 Series B 12% Cumulative Preference Shares, $0.01 par value, and warrants, each warrant entitling the holder thereof to purchase 110 shares of common stock, par value $0.01, at an exercise price of $10 per share to Morgan Grenfell Private Equity Ltd. and certain members of the Chase Family, with gross proceeds of approximately $50.0 million. Net proceeds to the Company after deducting the initial purchaser's discount was approximately $48.2 million.

These securities (other than the Exchange Notes) were sold to the initial purchasers pursuant to Section 4(2) of the Securities Act and subsequent sales of the securities were made pursuant to Rule 144A of the Securities Act.

The Company intends to use:

- the net proceeds of its sale of the 14 1/2% Senior Discount Notes due 2009, which was approximately $96.0 million (after deducting offering expenses and the initial purchasers' discount),

- the net proceeds of the sale of the Series A 12% Cumulative Preference Shares, the Series B 12% cumulative Preference Shares and Warrants, which was approximately $48.2 million (after deducting offering expenses and commissions), and

- the net proceeds of the sale of the Series C Senior Discount Notes, which was approximately $9.5 million (after deducting offering expenses and the initial purchaser's discount)

for the following purposes:

- to fund capital expenditures, operating losses and working capital primarily related to the development and operation of its D-DTH business, and

- for general corporate purposes and certain other investments, including the possible acquisition of cable television networks and certain minority interests in subsidiaries which are held by unaffiliated third parties.


In the event that the Company and TKP are able to reach an agreement regarding a joint venture, investment or some other form of cooperation, the Company's use of net proceeds from these three recent offerings may be reallocated and some portion thereof may be used to fund participation in a joint venture.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION:

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.2 Amended and Restated By-Laws of @Entertainment, Inc., (Incorporated by reference to Exhibit 3.2 of @Entertainment's Form S-4, Registration No. 333-72361).

4.1 Form of Indenture dated as of January 20, 1999 between @Entertainment and Bankers Trust Company relating to @Entertainment's Series C Senior Discount Notes due 2008.

4.2 Form of Indenture dated as of January 27, 1999 between @Entertainment and Bankers Trust Company relating to @Entertainment's 14 1/2% Senior Discount Notes due 2009 and its 14 1/2% Series B Senior Discount Notes due 2009.

4.3 Warrant Agreement, dated as of January 27, 1999 by and between @Entertainment and Bankers Trust Company, relating to 1,027,200 warrants to purchase an aggregate of 1,813,665 shares of Common Stock. (Incorporated by reference to Exhibit 4.6 to @Entertainment's Annual Report on Form 10-K).

4.4 Form of Preference Warrant Agreement, dated as of January 27, 1999 by and between @Entertainment and Bankers Trust Company, relating to 5,500,000 warrants to purchase an aggregate of 5,500,000 shares of Common Stock.

4.5 Form of Registration Rights Agreement, dated January 27, 1999 among @Entertainment and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Deutsche Bank Securities Inc.

4.6 Preference Registration Rights Agreement, dated as of January 27, 1999 among @Entertainment and Morgan Grenfell Private Equity Limited on behalf of Morgan Grenfell Development Capital Syndication Limited, Arnold Chase, Cheryl Chase, Rhoda Chase and The Darland Trust. (Incorporated by referenced to Exhibit 4.11 to @Entertainment's Annual Report on Form 10-K).

4.7 Warrant Registration Rights Agreement dated as of January 27, 1999 between @Entertainment and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities and Deutsche Bank Securities Inc. (Incorporated by referenced to Exhibit 4.13 to @Entertainment's Annual Report on Form 10-K).

 4.8 Form of Preference Warrant Registration Rights Agreement, dated as of January 27, 1999 among @Entertainment and Morgan Grenfell Private Equity Limited on behalf of Morgan Grenfell Development Capital Syndication Limited, Arnold Chase, Cheryl Chase, Rhoda Chase and The Darland Trust.

4.9 Certificate of Designations, Preferences and Rights of Series A 12% Cumulative Preference Shares and Series B 12% Cumulative Preference Shares. (Incorporated by referenced to Exhibit 4.15 to @Entertainment's Annual Report on Form 10-K).

10.1 Purchase Agreement dated January 19, 1999 between @Entertainment and Merrill Lynch International relating to @Entertainment's Series C Senior Discount Notes due 2008.(Incorporated by referenced to Exhibit 10.4 to @Entertainment's Annual Report on Form 10-K).

10.2 Purchase Agreement dated January 22, 1998 between @Entertainment and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Deutsche Bank Securities Inc. relating to 256,800 units consisting of 14 1/2% Senior Discount Notes due 2009 and 1,027,000 warrants to purchase an aggregate of 1,813,665 shares of Common Stock.(Incorporated by referenced to Exhibit 1.1 to @Entertainment's Registration Statement on Form S-4, Registration No. 333-72361).

10.3 Form of Purchase Agreement dated January 22, 1999, between
@Entertainment and Arnold Chase, Cheryl Chase, and Rhoda Chase relating to 5,000 shares of Series B 12% Cumulative Preference Stock and 5,000 warrants to purchase an aggregate of 550,000 shares of Common Stock.

10.4 Form of Purchase Agreement dated January 22, 1999, between @Entertainment and Morgan Grenfell Private Equity Limited on behalf of Morgan Grenfell Development Capital Syndication Limited relating to 45,000 shares of Series A 12% Cumulative Preference Stock and 45,000 Warrants to Purchase an Aggregate of 4,950,000 Shares of Common Stock.

10.5 Employment Agreement dated as of December 14, 1998, by and between Warren L. Mobley, Jr. and PCI. (Incorporated by reference to Exhibit 10.41 to @Entertainment's Registration Statement on Form S-4, Registration No. 333-72361.)

10.6 Stock Option Agreement dated as of December 14, 1998 between Warren L. Mobley, Jr. and @Entertainment. (Incorporated by reference to Exhibit 10.42 to @Entertainment's Registration Statement on Form S-4, Registration
No. 333-72361)

11 Statement re computation of per share earnings (contained in Note 3 to Unaudited Financial Statements in this Quarterly Report on Form 10-Q)

27 - Financial Data Schedule

(b)      Reports on Form 8-K

The Company filed the following Reports on Form 8-K during the quarter ended March 31, 1999:

Report on Form 8-K , filed on January 14, 1999, regarding a press release dated January 13, 1999 relating to the Company's proposed sale of preferred stock to Morgan Grenfell Private Equity Ltd.

Report on Form 8-K, filed on January 25, 1999, regarding a press release dated January 25, 1999 relating to the announcement of entering into agreements for the Company's debt offering with gross proceeds of approximately $100 million and an offering of preferred stock of $50 million.

Report on Form 8-K, filed on February 1, 1999, regarding a press release dated January 29, 1999, relating to the announcement of the Company's completion of a debt offering with gross proceeds of approximately $100 million and an offering of preferred stock of $50 million.

Report on Form 8-K, filed on February 23, 1999, a press release dated February 23, 1999, relating to the Company's financial results for the quarter and year ended December 31, 1998.

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


DATE: May 17, 1999




26