Form 10-Q
period 1999-06-30
ENTERTAINMENT INC
filed 1999-08-13
CIK 1041454

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.


                                       OR

   [ ] TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES
                                EXCHANGE ACT 1934

              FROM THE TRANSITION PERIOD FROM _________ TO ___________

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

Indicate by check (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days    Yes X No _____

The number of shares outstanding of @ Entertainment, Inc.'s common stock as of June 30, 1999, was:

               Common Stock                             33,562,320


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              @ ENTERTAINMENT, INC.

                                 FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1999


                                                                                             PAGE NO.

PART I     FINANCIAL INFORMATION

           Item 1. Financial Statements
                     @ Entertainment
                        Consolidated Balance Sheets.......................................       3-4
                        Consolidated Statements of Operations..............................      5
                        Consolidated Statements of Comprehensive Loss......................      6
                        Consolidated Statements of Cash Flows..............................      7
                        Notes to Consolidated Financial Statements........................       8-14

           Item 2. Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.....................       15-24

           Item 3. Quantitative and Qualitative Disclosures
                        About Market Risk..................................................      24-25

PART II    OTHER INFORMATION

             Item 1. Legal Proceedings.....................................................      25

             Item 2. Changes in Securities and Use of Proceeds.............................      25-26

             Item 3. Defaults Upon Senior Securities.......................................      26

             Item 4. Submission of Matters to a Vote of Security Holders...................      26

             Item 5. Other Information.....................................................      27

             Item 6. Exhibits and Reports on Form 8-K......................................      27


                              @ ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                June 30,            December 31,
                                                                                  1999                  1998
                                                                              -----------           ------------
                                                                              (unaudited)
                                                                                      (in thousands)
Current assets:
      Cash and cash equivalents                                                $  74,284              $  13,055
      Accounts receivable, net of allowance for doubtful accounts
           of $1,594,000 in 1999 and $1,095,000 in 1998                            7,609                  7,408
      Programming and broadcast rights                                            12,694                  9,030
      Other current assets                                                        20,086                 21,063
                                                                              -----------           ------------
           Total current assets                                                  114,673                 50,556
                                                                              -----------           ------------

Property, plant and equipment:
      Cable television systems assets                                            159,378                175,053
      D-DTH equipment                                                             66,111                 68,419
      Construction in progress                                                     4,312                  2,739
      Vehicles                                                                     3,094                  2,792
      Other                                                                       19,740                 16,119
                                                                              -----------           ------------
                                                                                 252,635                265,122

      Less accumulated depreciation                                              (62,940)               (52,068)
           Net property, plant and equipment                                     189,695                213,054

Inventories                                                                        7,631                  8,869
Intangibles, net                                                                  35,530                 43,652
Investments in affiliated companies                                               22,027                 19,956
Other assets                                                                      16,620                 12,287
                                                                              -----------           ------------
           Total assets                                                        $ 386,176              $ 348,374
                                                                              -----------           ------------
                                                                              -----------           ------------


     See accompanying notes to unaudited consolidated financial statements.

                              @ ENTERTAINMENT, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)/EQUITY


                                                                             June 30,          December 31,
                                                                               1999                1998
                                                                          ---------------      --------------
                                                                           (unaudited)
                                                                                     (in thousands)

Current liabilities:
     Accounts payable and accrued expenses                                      $  30,296           $  40,464
     Accrued interest                                                               2,140               2,140
     Deferred revenue                                                               5,729               4,366
     Income taxes payable                                                           3,794               3,794
      Current portion of notes payable                                              6,500               6,500
                                                                          ---------------      --------------
         Total current liabilities                                                 48,459              57,264

Notes payable (notes 6 and 7)                                                     376,038             257,454
                                                                          ---------------      --------------
         Total liabilities                                                        424,497             314,718

12% cumulative redeemable preferred stock (liquidation value
     $50,000,000 plus accrued and unpaid dividends;
     20,002,500 preferred shares authorized;
     45,000 Series A and 5,000 Series B outstanding) (note 8)                      30,830                  --

Commitments and contingencies (note 10)

Stockholders' (deficiency)/equity:
     Common stock, $.01 par value; 70,000,000 shares authorized, shares issued and outstanding 33,562,320 in 1999
         and 33,310,000 in 1998                                                       336                 333
     Paid-in capital (notes 6 and 8)                                              264,664             237,954
     Accumulated other comprehensive loss                                         (26,422)               (467)
     Accumulated deficit                                                         (307,729)           (204,164)
                                                                          ---------------      --------------
             Total stockholders' (deficiency)/equity                              (69,151)             33,656
                                                                          ---------------      --------------

             Total liabilities and stockholders' (deficiency)/equity           $  386,176           $ 348,374
                                                                          ---------------      --------------
                                                                          ---------------      --------------



     See accompanying notes to unaudited consolidated financial statements.

                              @ ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                 Three months ended June 30,         Six months ended June 30,
                                                                ----------------------------        --------------------------
                                                                  1999               1998              1999              1998
                                                                ---------          --------          ---------          -------
                                                                         (in thousands, except per share data)

Revenues                                                        $  21,056          $ 12,791          $ 39,855          $ 25,477
Operating expenses:
   Direct operating expenses (note 5)                              40,984            19,609            59,001            28,257
   Selling, general and administrative expenses                    21,589            15,580            37,209            29,027
   Depreciation and amortization                                   13,294             5,980            22,699            10,929
                                                                ---------          --------          ---------          -------
Total operating expenses                                           75,867            41,169           118,909            68,213
                                                                ---------          --------          ---------          -------

   Operating loss                                                 (54,811)          (28,378)          (79,054)          (42,736)

Interest and investment income                                        919               695             2,413             1,545
Interest expense                                                  (12,532)           (3,353)          (24,377)           (7,002)
Equity in (losses)/profits of affiliated companies                 (1,555)              451              (530)              721
Foreign exchange loss, net                                           (951)             (121)           (1,989)              (48)
                                                                ---------          --------          ---------          -------
   Loss before income taxes and minority interest                 (68,930)          (30,706)         (103,537)          (47,520)

Income tax expense                                                     (8)             (229)              (27)             (562)
Minority interest                                                      --               (58)                --             (207)
                                                                ---------          --------          ---------          -------
   Net loss                                                       (68,938)          (30,993)         (103,564)          (48,289)

   Accretion of redeemable preferred stock                         (1,227)                --           (2,018)               --
                                                                ---------          --------          ---------          -------
Net loss applicable to holders of common stock                  $ (70,165)        $ (30,993)       $ (105,582)        $ (48,289)
                                                                ---------          --------          ---------          -------
                                                                ---------          --------          ---------          -------

Basic and diluted net loss per common share (note 3)            $   (2.10)         $  (0.93)         $  (3.16)         $  (1.45)
                                                                ---------          --------          ---------          -------
                                                                ---------          --------          ---------          -------


     See accompanying notes to unaudited consolidated financial statements.

                              @ ENTERTAINMENT, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                       Three months ended June 30,                   Six months ended June 30,
                                                     ---------------------------------           ---------------------------------
                                                       1999                   1998                  1999                  1998
                                                     ----------            -----------           -----------            ----------
                                                                                   (in thousands)

Net loss                                             $ (68,938)            $  (30,993)           $ (103,564)            $ (48,289)
Other comprehensive income/(loss):
    Translation adjustment                           $   3,224             $   (1,432)           $  (25,955)            $   1,335
                                                     ----------            -----------           -----------            ----------
Comprehensive loss                                   $ (65,714)            $  (32,425)           $ (129,519)            $ (46,954)
                                                     ----------            -----------           -----------            ----------
                                                     ----------            -----------           -----------            ----------



     See accompanying notes to unaudited consolidated financial statements

                              @ ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                              Six months ended June 30,
                                                                           ------------------------------
                                                                              1999                 1998
                                                                           -----------         ----------
                                                                                   (in thousands)
Cash flows from operating activities:
    Net loss                                                               $  (103,564)        $  (48,289)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
      Minority interest                                                            --                 207
      Depreciation and amortization                                             22,699             10,929
      Amortization of notes payable discount and issue costs                    16,707                 --
      Equity in losses of affiliated companies                                    (530)              (721)
      Other                                                                        473              1,338
      Changes in operating assets and liabilities:
        Accounts receivable                                                       (201)                (5)
        Other current assets                                                       977             (3,344)
        Programming and broadcast rights                                        (3,664)            (5,699)
        Accounts payable                                                        (5,789)            15,076
        Income taxes payable                                                         --               676
        Amounts due to affiliates                                                    --               691
        Deferred revenue                                                         1,836               (346)
        Other current liabilities                                                    --              (221)
                                                                           -----------         ----------
             Net cash used in operating activities                             (71,056)           (29,708)
                                                                           -----------         ----------
Cash flows from investing activities:
        Construction and purchase of property, plant and equipment             (20,311)           (45,539)
        Other investments                                                       (1,753)                --
        Purchase of intangibles                                                   (145)              (345)
        Purchase of subsidiaries, net of cash received                              --            (10,559)
                                                                           -----------         ----------
             Net cash used in investing activities                             (22,209)           (56,443)
                                                                           -----------         ----------
Cash flows from financing activities:
        Proceeds from issuance of notes payable                                109,755              6,468
        Proceeds from issuance of preferred stock and warrants                  48,295                --
        Proceeds from issuance of common stock                                   1,601                --
        Costs to obtain loans                                                   (5,156)            (2,002)
                                                                           -----------         ----------
             Net cash provided by financing activities                         154,495              4,466
                                                                           -----------         ----------

             Net increase/(decrease) in cash and cash equivalents               61,230            (81,685)

Cash and cash equivalents at beginning of period                                13,055            105,691
                                                                           -----------         ----------
Cash and cash equivalents at end of period                                  $   74,285          $  24,006
                                                                           -----------         ----------
                                                                           -----------         ----------

Supplemental cash flow information:
        Cash paid for interest                                             $    7,159          $   6,476
                                                                           -----------         ----------
                                                                           -----------         ----------
        Cash paid for income taxes                                            $     53           $    395
                                                                           -----------         ----------
                                                                           -----------         ----------



     See accompanying notes to unaudited consolidated financial statements.

                              @ENTERTAINMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


1.       BASIS OF PRESENTATION

The information furnished by @Entertainment, Inc. and its subsidiaries ("@Entertainment" or the "Company") has been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of June 30, 1999. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the SEC (the "1998 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

2.       RECLASSIFICATIONS

Certain amounts have been reclassified in the prior period unaudited consolidated financial statements to conform to the 1999 unaudited consolidated financial statement presentation.

3.       PER SHARE INFORMATION


Basic net loss per share has been computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The effect of potential common shares (stock options and warrants outstanding) is antidilutive; accordingly, dilutive net loss per share is the same as basic net loss per share.


The following table provides a reconciliation of the numerator and denominator in the net loss per share calculation:



                                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                                                 ---------------------------     --------------------------
                                                                      1999            1998          1999           1998
                                                                   ---------      ---------      ---------      -----------

Net loss attributable to common stockholders (in thousands)        $ (70,165)     $ (30,993)     $(105,582)     $ (48,289)

Basic weighted average number of common shares outstanding (in
thousands)                                                            33,408         33,310         33,385         33,310

Net loss per share-basic and diluted                               $   (2.10)     $   (0.93)     $   (3.16)     $   (1.45)


4.       MERGER AGREEMENT

On June 2, 1999, the Company entered into an Agreement and Plan of Merger with United Pan-Europe Communications N.V. ("UPC"), whereby UPC and its wholly-owned subsidiary, Bison Acquisition Corp. ("Bison"), initiated a tender offer to purchase all of the outstanding shares of the Company in an all cash transaction valuing the Company's shares of common stock at $19.00 per share (see note 13 SUBSEQUENT EVENTS--Consummation of UPC Tender Offer and Merger).

5.       D-DTH RECEPTION SYSTEMS

On April 1, 1999, the Company began selling digital direct-to-home ("D-DTH") reception systems to customers. Prior to April 1, 1999, the systems were leased to customers, classified as fixed assets and depreciated over 5 years. Due to this change, the Company now classifies reception systems as inventory. In the three months ended June 30, 1999 the Company wrote down the value of all reception systems--both those acquired in the three months ended June 30, 1999 and those held unsold prior to April 1, 1999 to the net realizable value. The effect of the change was to increase operating loss by approximately $22,218,000 or $0.67 per share for the three and six months ended June 30, 1999.

6.       UNITS OFFERING

On January 22, 1999, the Company sold 256,800 units (collectively, the "Units") to two initial purchasers pursuant to a purchase agreement, each Unit consisting of $1,000 principal amount at maturity of 14 1/2% Senior Discount Notes (the "Notes") due 2009 and four warrants (each a "Warrant"), each initially entitling the holder thereof to purchase 1.7656 shares of common stock, par value $0.01 per share at an exercise price of $9.125 per share, subject to adjustment.

The Notes were issued at a discount to their aggregate principal amount at maturity and, together with the Warrants generated gross proceeds to the Company of approximately $100,003,000 of which $92,551,000 has been allocated to the initial accreted value of the Notes and approximately $7,452,000 has been allocated to the Warrants. The portion of the proceeds that is allocable to the Warrants was accounted for as part of paid-in capital. The allocation was made based on the relative fair values of the two securities at the time of issuance. Costs associated with the Units offering of approximately $4,937,268, including the initial purchasers' discount were capitalized and are being amortized over the term of the Notes using the interest method. Net proceeds to the Company after deducting initial purchasers' discount and offering expenses were approximately $96,000,000.

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

The Warrants initially entitle the holders thereof to purchase 1,813,665 shares of common stock, representing, in the aggregate, approximately 5% of the outstanding common stock on a fully-diluted basis (using the treasury stock method) immediately after giving effect to the Units offering and the Company's offering of Series A 12% Cumulative Preference Shares and Series B 12% Cumulative Preference Shares (see note 8 PREFERENCE OFFERINGS). The Warrants are exercisable at any time and will expire on February 1, 2009.

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

The Company filed a registration statement on Form S-4 with the SEC in connection with an offer to exchange the Notes for 14 1/2% Series B Senior Discount Notes due 2009 (the "Exchange Notes"). The registration statement was declared effective on May 13, 1999. The Warrants and shares of common stock underlying the Warrants issued in the Units offering were registered on a registration statement on Form S-3. This registration statement was declared effective on July 2, 1999.

7.       SERIES C NOTES OFFERING

On January 20, 1999, the Company sold $36,001,000 aggregate principal amount at maturity of Series C Notes (collectively the "Series C Notes") due 2008. The Series C Notes are senior unsecured obligations of the Company ranking PARI PASSU in right of payment with all other existing and future unsubordinated obligations of the Company. The Series C Notes were issued at a discount to their aggregate principal amount at maturity and generated gross proceeds to the Company of approximately $9,815,000. Net proceeds to the Company after deducting the initial purchaser's discount and offering expenses were approximately $9,500,000. Cash interest on the Series C Notes will not accrue prior to July 15, 2004. Thereafter cash interest will accrue at a rate of 7.0% per annum on the principal amount at maturity, and will be payable semiannually in arrears on July 15 and January 15 of each year commencing January 15, 2005. The Series C Notes will mature on July 15, 2008.

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

8.       PREFERENCE OFFERINGS

On January 22, 1999, the Company sold 50,000 (45,000 Series A and 5,000 Series
B) 12% Cumulative Redeemable Preference Shares (collectively the "Preference Shares") and 50,000 Warrants (each a "Preference Warrant") each Preference Warrant initially entitling the holders thereof to purchase 110 shares of common stock, par value $0.01 per share, of the Company at an exercise price of $10.00 per share, subject to adjustment. The Preference Shares together with the Preference Warrants generated gross proceeds to the Company of $50,000,000 of which approximately $28,812,000 has been allocated to the initial unaccreted value of the Preference Shares (net of commissions and offering costs payable by the Company of approximately $1,700,000), and approximately $19,483,000 has been allocated to the Preference Warrants. Dividends (whether or not earned or declared) will cumulate on a daily basis from the original issue date and will be payable semi-annually in arrears on March 31 and September 30 of each year, commencing on March 31, 1999 (each a "Dividend Payment Date") to holders of record on the fifteenth day immediately preceding the relevant Dividend Payment Date. The Company at its option may, but shall not be required to, redeem in U.S. dollars for cash the Preference Shares, at any time on or after March 31, 2000, in whole or in part, at the redemption price of 112% of the sum of (i) the Initial Liquidation Preference ($50,000,000 in the aggregate) and (ii) accumulated and unpaid dividends, if any, to the date of redemption. On January 30, 2010, the Company will be required (subject to contractual and other restrictions on the ability to redeem capital stock) to redeem all outstanding Cumulative Preference Shares, at a price in U.S. dollars equal to the Initial Liquidation Preference thereof plus all accumulated and unpaid dividends thereon (if any) to the date of redemption. The Company will not be required to make sinking fund payments with respect to the Cumulative Preference Shares. The Preference Shares have been recorded at their redemption value on January 30, 2010 discounted at approximately 17.6% to June 30, 1999. The Company periodically accretes from paid-in capital an amount that will provide for the redemption value at January 30, 2010.

The Series A 12% Cumulative Redeemable Preference Shares, the Series A 12% Cumulative Redeemable Preference Shares, and the Preference Warrants issued in the Preference offering were registered on a registration statement on Form S-3. This registration statement was declared effective on July 2, 1999.

9.       EXERCISE OF WARRANTS

In June 1999, certain holders of warrants exercised their right to purchase shares of common stock of the Company. The warrant holders exercised a total of 87,940 warrants of which 64,200 related to the 14 1/2% Senior Discount Notes due 2009 and 23,740 related to the 14 1/2% Senior Discount Notes due 2008. The Company issued 156,320 shares of common stock for total cash proceeds of $1,601,000.

10.      COMMITMENTS AND CONTINGENCIES

PROGRAMMING, BROADCAST AND EXHIBITION RIGHTS

The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party content providers for its digital direct-to-home ("D-DTH") and cable systems. The agreements have terms which range from one to seven years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At June 30, 1999, the Company had an aggregate minimum commitment in relation to these agreements of approximately $202,024,000 over the next seven years, approximating $29,872,000 for the remainder of 1999, $35,356,000 in 2000, $38,453,000 in 2001, $40,589,000 in
2002, $29,218,000 in 2003 and $28,536,000 in 2004 and thereafter.

PURCHASE COMMITMENTS

As of June 30, 1999, the Company had an aggregate minimum commitment toward the purchase of the D-DTH reception systems from Philips Business Electronics B.V. ("Philips") of approximately $87,730,000 by June 30, 2000.

LITIGATION AND CLAIMS

From time to time, the Company is subject to various claims and suits arising out of the ordinary course of business. While the ultimate result of all such matters is not presently determinable, based upon current knowledge and facts, management does not expect that their resolution will have a material adverse effect on the Company's consolidated financial position or results of operations. (See also note 11 ARBITRATION RELATING TO TELEWIZYJNA KORPORACJA PARTYCYPACYJNA and note 13 SUBSEQUENT EVENTS - PCBV Minority Stockholders' Claim)

11.      ARBITRATION RELATING TO TELEWIZYJNA KORPORACJA PARTYCYPACYJNA

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

The Company has demanded monies from TKP as a result of the failure to execute the definitive agreements by the Signature Date. While the Company was waiting for the expiration of the 10-day period for payment of the break-up fee, TKP initiated arbitration proceedings before a three-member arbitration panel in Geneva, Switzerland. In their claim, TKP and its shareholders have alleged that the Company breached its obligations to negotiate in good faith and to use its best efforts to agree and execute the definitive agreements and claimed the Company is obligated to pay TKP $10,000,000 pursuant to the letter of intent. The Company has answered and brought counterclaims against TKP and its shareholders. The arbitration hearings were conducted in Geneva in June 1999. A decision is expected to be rendered by the end of 1999. The Company does not believe that the outcome of the arbitration proceedings will have a material adverse effect on the Company's business, financial condition or results of operations.

12.      SEGMENT INFORMATION

The Company operates in three business segments: (1) cable television, (2) D-DTH television and programming, and (3) corporate. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in losses of affiliated companies, income taxes and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S.GAAP measure of loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity.


             SELECTED SEGMENT DATA
    (unaudited in thousands of US dollars)


                                                          D-DTH and
                                          Cable          Programming        Corporate           Total
                                        ---------        -----------        ----------        ----------

THREE MONTHS ENDED JUNE 30, 1999

Revenues from external customers        $  15,481         $   5,575         $    --           $  21,056
Intersegment revenues                        --               5,218              --               5,218
Operating loss                             (6,116)          (45,595)           (3,100)          (54,811)
EBITDA                                        149           (38,571)           (3,095)          (41,517)
Segment total assets                      174,063           143,416            68,697           386,176

THREE MONTHS ENDED JUNE 30, 1998

Revenues from external customers        $  12,478         $     313         $    --           $  12,791
Intersegment revenues                        --                --                --                --
Operating loss                             (2,604)          (23,732)           (2,042)          (28,378)
EBITDA                                      2,481           (22,837)           (2,042)          (22,398)
Segment total assets                      195,326            77,471            11,961           284,758

SIX MONTHS ENDED JUNE 30, 1999

Revenues from external customers        $  30,264         $   9,591         $    --           $  39,855
Intersegment revenues                        --              10,350              --              10,350
Operating loss                            (10,380)          (63,913)           (4,761)          (79,054)
EBITDA                                      1,834           (53,436)           (4,753)          (56,355)
Segment total assets                      174,063           143,416            68,697           386,176

SIX MONTHS ENDED JUNE 30, 1998

Revenues from external customers        $  24,571         $     906         $    --           $  25,477
Intersegment revenues                        --                --                --                --
Operating loss                             (3,540)          (35,416)           (3,780)          (42,736)
EBITDA                                      6,380           (34,407)           (3,780)          (31,807)
Segment total assets                      195,326            77,471            11,961           284,758




13.     SUBSEQUENT EVENTS

EXERCISE OF WARRANTS

In July and August 1999, certain warrant holders exercised their right to purchase shares of common stock of the Company. The warrant holders exercised a total of 203,800 and 7,600 warrants issued with the 14 1/2% Senior Discount Notes due 2008 and 14 1/2% Senior Discount Notes due 2009, respectively. In connection with the exercise of these warrants, the Company issued 382,296 shares of common stock for total cash proceeds of approximately $4,992,000.

ACQUISITIONS

Subsequent to June 30, 1999, a subsidiary of the Company entered into an agreement to acquire 100% of a cable television system for a total consideration of approximately $7,330,000. The consummation of this transaction is subject to Polish Ministry of Telecommunications approval. The acquisition will be accounted for under the purchase method where the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The acquisition is not expected to have a material effect on the Company's results of operations in 1999.

Subsequent to June 30, 1999, a subsidiary of the Company purchased all of the assets and subscriber lists of a cable television system for a total consideration of approximately $2,800,000. The purchase will be accounted for under the purchase method where the purchase price will be allocated to the underlying assets based upon their estimated fair values and any excess to goodwill.

CONSUMMATION OF UPC TENDER OFFER AND MERGER

The tender offer, initiated pursuant to the Agreement and Plan of Merger with UPC and Bison, closed at 12:00 midnight on August 5, 1999. On August 6, 1999, Bison reported that it had accepted for payment a total of 33,701,073 shares of the Company's common stock (including 31,208 shares tendered pursuant to notices of guaranteed delivery) representing approximately 99% of the Company's outstanding shares of common stock. In addition UPC has acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of the Company.

Also on August 6, 1999, Bison was merged with and into the Company. Accordingly, the Company became a wholly-owned subsidiary of UPC.
UnitedGlobalCom, Inc. is a 62% stockholder of UPC.

These transactions constitute a "Change of Control" as that term is defined in the indentures governing the Company's 14 1/2% Series B Senior Discount Notes due 2008, 14 1/2% Senior Discount Notes due 2008, Series C Senior Discount Notes due 2008, 14 1/2% Series B Senior Discount Notes due 2009, and 14 1/2% Senior Discount Notes due 2009 (collectively, the "Notes") and the 9 7/8% Senior Notes due 2003 and 9 7/8% Series B Senior Notes due 2003 of PCI, the Company's indirect subsidiary (collectively, the "PCI" Notes"). In accordance with the terms of the indentures governing the Notes, the Company will be required to make an offer to repurchase the Notes at 101% of their accreted value plus accrued and unpaid interest. In accordance with the terms of the indenture governing the PCI Notes, PCI will be required to make an offer to repurchase the PCI Notes at 101% of their principal amount plus accrued and unpaid interest. Such an offer will only be made in an offer to purchase.

PCBV MINORITY STOCKHOLDERS' CLAIM

On or about July 8, 1999, five minority shareholders (the "minority shareholders") of Poland Cablevision (Netherlands) B.V. ("PCBV"), an indirect subsidiary of the Company, filed a lawsuit, Civil Action No. C2-99-621, against the Company, Poland Communications, Inc. ("PCI"), Advent Capital Corporation, Chase Enterprises, Inc., Chase International Corporation, Goldman, Sachs & Co., UPC, Cheryl Chase, and Arnold Chase, in the United States District Court, for the Southern District of Ohio, Eastern Division.

The relief sought by the minority shareholders includes: (1) unspecified damages in excess of $75,000, (2) an order lifting the restrictions against transfer of shares set forth in the Shareholders' Agreement among PCBV's shareholders, as amended (the "Shareholders' Agreement"), so that the minority shareholders can liquidate their shares in PCBV, (3) damages in the amount of 1.7 percent of the anticipated payment by UPC for the shares of the Company as set forth in the Agreement and Plan of Merger between the Company and UPC dated June 2, 1999, and (4) attorneys' fees and costs incurred in prosecuting the lawsuit; and such other relief as the Court deems just and proper.

The amended complaint sets forth eight claims for relief based on allegations that the defendants, including the Company and PCI, committed the following wrongful acts: (1) breached a covenant not to compete contained in the Shareholders' Agreement prohibiting any shareholders of PCBV from having any direct or indirect interest in any aspect of the cable television business in Poland, as a result of the Company's and PCI's cable and D-DTH operations in Poland, (2) breached a covenant in the Shareholders' Agreement requiring that any contract entered into by PCBV with any other party affiliated with PCI be commercially reasonable or be approved by certain of the minority shareholders, by causing PCBV to enter into certain management and service agreements that were allegedly not commercially reasonable and/or were not approved by certain minority shareholders, (3) breached a provision in the Shareholders' Agreement that allegedly required co-defendant Chase International Corp. ("CIC") to offer the minority shareholders the right to participate in certain sales of PCBV shares and that required CIC to give written notice of any offer to purchase the minority shareholders' shares in PCBV, by failing to provide the minority shareholders with the right to participate in or with written notice of offers to purchase, (4) breached their fiduciary duty to the minority shareholders by failing to provide them with written notice of any offers to purchase PCBV's stock and with timely information and periodic reports about the financial condition or business or operating results of PCBV, (5) breached the agreement between PCBV and CIC, which allegedly limited the amount of management fees that could be paid annually by PCBV to CIC to $250,000, by causing PCBV to enter into management agreements with other subsidiaries of PCI calling for payment of annual management fees in excess of $250,000, (6) made false and misleading statements in (a) PCI's offering memorandum by referring to negotiations between PCI and the minority shareholders and to PCI's alleged offer to purchase their outstanding shares in PCBV, which negotiations and offer allegedly never transpired, (b) the Company's offering memoranda by indicating that PCI agreed to share the profits of its subsidiaries with the minority shareholders on a PRO RATA basis and to purchase their outstanding shares in PCBV, which agreements allegedly were never made and which negotiations allegedly never occurred, and (c) the Company's Forms 10-K by referring to a supplemental agreement under which PCI agreed to share the profits of entities in which it has a direct or indirect ownership interest with the minority shareholders on a PRO RATA basis and under which PCI agreed to share 7.7 percent of the profits from competing endeavors with the minority shareholders, which supplemental agreement allegedly was never made;
(7) colluding to defraud the minority shareholders by failing to make reference in certain Forms 8-K, 8-K/A and 14D-1 to the minority shareholders or their alleged rights and claims, and (8) colluding to divert assets of PCBV to affiliates of PCI and PCBV, including the Company, that allegedly compete with PCI and PCBV by failing to make reference in certain Forms 8-K, 8-K/A and 14D-1 to the minority shareholders or their alleged rights and claims and by failing to provide any information to the minority shareholders so that they could value their rights and claims.

The Company intends to defend the lawsuit vigorously. The Company has also conducted negotiations to purchase the minority shareholders' outstanding shares in PCBV and may engage in such negotiations in the future. If the negotiations produce a sale by the minority shareholders of their shares in PCBV to the Company, the lawsuit would most likely be terminated. The Company is unable to predict the outcome of those negotiations.

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

The risks, uncertainties and other factors that might cause such differences include but are not limited to: (i) general economic conditions in Poland and in the pay television business in Poland; (ii) changes in regulations the Company operates under; (iii) uncertainties inherent in new business strategies, including the Company's satellite television business, new product launches and development plans, which the Company has not used before; (iv) rapid technology changes; (v) changes in, or failure or inability to comply with government regulations; (vi) the development and provision of programming for new television and telecommunications technologies; (vii) the continued strength of competitors in the multichannel video programming distribution industry and satellite services industry and the growth of satellite delivered programming;
(viii) future financial performance, including availability, terms and deployment of capital; (ix) the ability of vendors to deliver required equipment, software and services on schedule at the budgeted cost; (x) the Company's ability to attract and hold qualified personnel; (xi) changes in the nature of strategic relationships with joint ventures; (xii) the overall market acceptance of those products and services, including acceptance of the pricing of those products and services; (xiii) possible interference by satellites in adjacent orbital positions with the satellites currently being used for the Company's satellite television business; (xiv) acquisition opportunities; and
(xv) the Company's new ownership structure.

OVERVIEW

Until the limited launch of the Company's D-DTH business on July 1, 1998 and subsequent full-scale launch on September 18, 1998, the Company's revenues were derived entirely from its cable television business and programming related thereto. The Company's revenue increased 64.8% from $12.8 million in the three months ended June 30, 1998 to $21.1 million in the three months ended June 30, 1999 and increased 56.5% from $25.5 million in the six months ended June 30, 1998 to $39.9 million in the six months ended June 30, 1999. These increases were due primarily to internal growth in subscribers through increased penetration and new network expansion, increases in cable subscription rates, the launch of the Wizja TV D-DTH programming package, and advertising sales.

Prior to June 1997, the Company's expenses were primarily incurred in connection with its cable television business and programming related thereto. Since June 1997, the Company has been incurring, in addition to expenses related to its cable television and programming businesses, expenses in connection with the operation of its D-DTH business and Wizja TV.

The Company generated operating losses of $54.8 million for the three months ended June 30, 1999 and $79.1 million for the six months ended June 30, 1999, primarily due to the significant costs associated with the Company's D-DTH and programming businesses and the development, production and acquisition of programming for Wizja TV.

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

SEGMENT RESULTS OF OPERATIONS

The Company classifies its business into three segments: (1) cable television,
(2) D-DTH television and programming, and (3) corporate. Information about the operations of the Company in these different business segments is set forth below based on the nature of the services offered. In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in losses of affiliated companies, income taxes and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity.

The following table presents the segment results of the Company's operations for the three and six months ended June 30, 1999 and 1998.

SEGMENT RESULTS OF OPERATIONS
(unaudited, in thousands of U.S. dollars)



                                       Revenues            Operating Loss              EBITDA
                                  ------------------     ------------------      ------------------
Three Months ended June 30,        1999        1998       1999        1998        1999        1998
                                  ------      ------     ------      ------      ------      ------

Cable                             15,481      12,478     (6,116)     (2,604)        149       2,481
D-DTH and programmingg            10,793         313    (45,595)    (23,732)    (38,571)    (22,837)
Corporate and Other                 --          --       (3,100)     (2,042)     (3,095)     (2,042)
Inter Segment Elimination (1)     (5,218)       --         --          --          --          --
                                  ------      ------     ------      ------      ------      ------
Total                             21,056      12,791    (54,811)    (28,378)    (41,517)    (22,398)
                                  ------      ------     ------      ------      ------      ------
                                  ------      ------     ------      ------      ------      ------




                                       Revenues            Operating Loss              EBITDA
                                  ------------------     ------------------      ------------------
Six Months ended June 30,          1999        1998       1999        1998        1999        1998
                                  ------      ------     ------      ------      ------      ------

Cable                             30,264      24,571    (10,380)     (3,540)      1,834       6,380
D-DTH and programming             19,941         906    (63,913)    (35,416)    (53,436)    (34,407)
Corporate and Other                 --          --       (4,761)     (3,780)     (4,753)     (3,780)
Inter Segment Elimination (1)    (10,350)       --         --          --          --          --
                                  ------      ------     ------      ------      ------      ------
Total                             39,855      25,477    (79,054)    (42,736)    (56,355)    (31,807)
                                  ------      ------     ------      ------      ------      ------
                                  ------      ------     ------      ------      ------      ------



(1) Reflects Wizja TV programming costs charged to the cable segment by the D-DTH and programming segments.

CABLE SEGMENT OVERVIEW


The Company's revenues in its cable segment have been and will continue to be derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges cable subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. Through its cable segment, the Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At June 30, 1999, approximately 74.0% of the Company's cable subscribers received its basic package. For the six months ended June 30, 1999, approximately 98.2% of the Company's cable revenue was derived from monthly subscription fees compared to approximately 93.3% for the six months ended June 30, 1998. Revenue from installation fees is deferred to the extent it exceeds direct selling costs and then amortized to income over the estimated average period that new subscribers are expected to remain connected to the Company's cable system.

The cable segment's revenue performance during 1999 has been generally strong with 25% growth in revenues for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This increase was caused mainly by organic growth in subscribers via increased penetration and build-out of existing networks, increases in subscription rates and the introduction of an additional premium channel into the programming offerings.


During 1998 and the first two quarters of 1999, management completed or is in a process of completing several strategic actions in support of its cable business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial 11 channels of primarily Polish-language programming, to its basic cable subscribers. Since that date, the basic Wizja TV package has been expanded to 24 channels. Management believes that this selection of high quality primarily Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber penetration rates.

The Company has implemented a pricing strategy designed to increase revenue per cable subscriber and to achieve real profit margin increases in U.S. dollar terms. The Company has increased the monthly price for the "basic" package to reflect the increased channel availability, and premium channels such as the HBO Poland service (a Polish-language version of HBO's premium movie channel) will be offered to cable customers for an additional monthly charge. The Company expects that it may continue to experience increases in its churn rate above historical levels during the implementation of its current pricing strategy. For the six months ended June 30, 1999, the Company's churn rate increased to 8.9%. For the six months ended June 30, 1999, the Company experienced churn in the HBO Poland service with penetration falling by 12,890 subscribers or 28.2% from June 30, 1998. The Company is planning to encrypt the HBO Poland service on cable and install analog decoders for all premium channel subscribers during 1999. The cable segment's revenue performance during 1999 has been generally strong with 25% growth in revenues for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This increase was caused mainly by organic growth in subscribers via increased penetration and build-out of existing networks, increases in subscription rates and the introduction of an additional premium channel into the programming offerings.

An analysis of quarterly cable subscriber growth is presented in the table below:




                                              June 30,        March 31,       December 31,    September 30,       June 30,
                                                1999            1999             1998             1998              1998
                                             ----------      ----------        ----------      ----------        ----------

Homes Passed
                                              1,669,384       1,624,119         1,591,981       1,565,287         1,546,540
Basic Subscribers
                                                715,474         706,179           698,342         658,584           660,067
   Subscriber Growth (three month period)
     Organic                                     45,646          38,226(1)         70,935          41,904            57,007
     Through Acquisitions                          --              --                --           (10,245)(2)         1,363
     Churn                                      (36,351)        (30,389)          (31,177)        (33,142)          (26,016)
                                             ----------      ----------        ----------      ----------        ----------
     Total net growth                             9,295           7,837            39,758          (1,483)           32,354
                                             ----------      ----------        ----------      ----------        ----------

Basic penetration                                  42.9%           43.5%             43.9%           42.1%             42.7%

Intermediate subscribers                         32,128          33,587            40,037          42,538            43,204
                                             ----------      ----------        ----------      ----------        ----------
Basic and intermediate subscribers              747,602         739,766           738,379         701,122           703,271
                                             ----------      ----------        ----------      ----------        ----------

Broadcast subscribers                           219,165         208,457           196,961         186,334           167,859
                                             ----------      ----------        ----------      ----------        ----------
Total Subscribers                               966,767         948,223           935,340         887,456           871,130
                                             ----------      ----------        ----------      ----------        ----------

Premium subscribers - HBO
                                                 32,784          34,332            36,615          39,035            45,674
Premium penetration - HBO                           4.6%            4.9%              5.2%            5.9%              6.9%

Basic revenue / basic sub./month             $     6.35      $     6.20        $     5.69      $     5.19        $     4.99
Total revenue/ basic sub./month              $     7.13      $     6.97        $     6.75      $     6.42        $     6.08



(1) The increase in basic subscribers for the three months ended March 31, 1999 included 4,121 subscribers in Szczecin that switched from the "intermediate" to the "basic" package.

(2) As part of the purchase of a minority interest in one of the Company's cable systems, the Company sold an isolated part of that system to the previous owner.

CABLE TELEVISION REVENUE. Revenue increased $3.0 million or 24.0% from $12.5 million in the three months ended June 30, 1998 to $15.5 million in the three months ended June 30, 1999 and increased $5.7 million or 23.2% from $24.6 million in the six months ended June 30, 1998 to $30.3 million in the six months ended June 30, 1999. These increases were primarily attributable to a 6.3% increase in the number of basic and intermediate subscribers from approximately 703,300 at June 30, 1998 to approximately 747,600 at June 30, 1999, as well as an increase in monthly subscription rates. This increase in basic and intermediate subscribers was primarily due to the build out of the Company's existing cable networks.

Revenue from monthly subscription fees represented 94.6%, 94.6%, 93.3% and 98.2% of cable television revenue for the three months ended June 30, 1998 and 1999 and for the six months ended June 30, 1998 and 1999, respectively. The Company generated approximately $0.5 million and $1.1 million of premium subscription revenue during the three- and the six-month periods ended June 30, 1999, respectively, as a result of providing the HBO Poland service pay movie channel to cable subscribers as compared to $0.8 million and $1.6 million for the same periods in 1998.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $4.7 million, or 81.0%, from $5.8 million for the three months ended June 30, 1998 to $10.5 million for the three months ended June 30, 1999, and increased $11.1 million, or 116.8%, from $9.5 million for the six months ended June 30, 1998 to $20.6 million for the six months ended June 30, 1999, principally as a result of the purchase of the Wizja TV programming package for approximately $5.2 million and $10.3 million for the three and six months ended June 30, 1999, respectively, from the Company's D-DTH and programming segment as well as the increased size of the Company's cable television system. Direct operating expenses increased from 46.4% of revenues for the three months ended June 30, 1998 to 67.7% of revenues for the three months ended June 30, 1999 and increased from 38.6% of revenues for the six months ended June 30, 1998 to 68.0% of revenues for the six months ended June 30, 1999. However, without considering the programming cost for the purchase of the Wizja programming package recorded in June 1998 and the six months in 1999 the comparison would have been 46.4% and 33.1% for the three months ended June 30, 1998 and 1999, respectively, and 31.7% and 34.0% for the six months ended June 30, 1998 and 1999, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.6 million or 14.3% from $4.2 million for the three months ended June 30, 1998 to $4.8 million for the three months ended June 30, 1999 and decreased $0.9 million or 10.3% from $8.7 million for the six months ended June 30, 1998 to $7.8 million for the six months ended June 30, 1999. This decrease was attributable to operating efficiencies realized by the Company in the six months ended June 30, 1999. As a percentage of revenue, selling, general and administrative expenses decreased from 33.6% for the three months ended June 30, 1998 to approximately 31.0% for the three months ended June 30, 1999 and from 35.4% for the six months ended June 30, 1998 to approximately 25.7% for the six months ended June 30, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $1.2 million, or 23.5%, from $5.1 million for the three months ended June 30, 1998 to $6.3 million for the three months ended June 30, 1999 and rose $2.3 million, or 23.2%, from $9.9 million for the six months ended June 30, 1998 to $12.2 million for the six months ended June 30, 1999, principally as a result of depreciation and amortization of additional cable television systems and related goodwill acquired and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues decreased from 40.8% for the three months ended June 30, 1998 to 40.6% for the three months ended June 30, 1999 and increased from 40.2% for the six months ended June 30, 1998 to 40.3% for the six months ended June 30, 1999.

Each of these factors contributed to an operating loss of $2.6 million, $6.1 million, $3.5 million and $10.4 million for the three months ended June 30, 1998 and 1999, and for the six months ended June 30, 1998 and 1999, respectively.

D-DTH AND PROGRAMMING SEGMENT OVERVIEW

D-DTH. The principal objectives of the Company for the D-DTH and programming segment is to develop, acquire and distribute high-quality Polish-language programming that can be commercially exploited throughout Poland through D-DTH and cable television exhibition, and to develop and maximize advertising sales.

The Company's D-DTH roll-out strategy was to lease D-DTH reception systems to initial subscribers at promotional prices in the start-up phase of its D-DTH service. The launch of its D-DTH service has been supported by the Company's development of the Wizja TV programming package, which the Company believes addresses the demand for high-quality Polish-language programming in Poland. Subsequent to March 31, 1999, the Company began selling D-DTH reception systems to customers at a price substantially reduced by promotional incentives.

As of June 30, 1999, the Company had sold to Philips' authorized retailers approximately 160,000 D-DTH packages, which include the rental of the D-DTH reception system, installation and a one-year subscription to the Company's D-DTH service. As of June 30, 1999, Philips had sold and installed approximately 146,095 of these packages to consumers. In September 1998, the number of Philips authorized electronics retailers distributing the Wizja TV package increased from 70 to 550, and since November more than 1,200 retailers have been distributing the Wizja TV package. Each store is staffed with personnel specifically trained by the Company to provide information on the Wizja TV packages. Installation personnel are also trained to complete each customer's installation within 48 hours of order placement.

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

The Company currently distributes Atomic TV and intends to distribute the Wizja TV programming package to third party cable operators in Poland on a per-subscriber fee basis. The Company exchanged letters of intent and is continuing negotiations with two major cable associations in Poland, representing an aggregate of approximately 2.6 million subscribers (including the Company's cable subscribers), with the objective of making the Wizja TV programming package available for distribution within the cable networks of other providers which are members of the associations.

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

An analysis of D-DTH subscribers is presented in the table below:


@ Entertainment, Inc.
Summary of Selected Operating Statistics
                                                    June 30,       March 31,    December 31,    September 30,
D-DTH                                                 1999           1999           1998            1998
                                                   ---------       ---------    ------------    -------------

Satellite receiver packages sold to dealers        159,827         137,629        125,167          34,699
Installed subscribers                              146,095         130,000         95,378          23,390

Churn                                                 --              --             --              --

Total Subscribers                                  146,095         130,000         95,378          23,390

Premium subscribers - HBO - promotional(1)          16,755          56,162         76,633          23,390
Premium subscribers - HBO - paying                  76,179          58,705         15,555            --

HBO churn(2)                                        29,738          15,133          3,190            --
HBO churn                                             39.0%           25.8%          20.5%           --


(1) From July 5, 1998 to March 31, 1999, the Company offered a three-month trial period of the HBO Poland service to each new D-DTH subscriber. From April 1, 1999, this was changed to a one-month trial period of the HBO Poland service for each new D-DTH subscriber.

(2)  The churn figures relate only to paying subscribers.

D-DTH AND PROGRAMMING REVENUE. D-DTH and programming revenue amounted to $0.3 million and $10.8 million for the three months ended June 30, 1998 and 1999, and to $0.9 million and $20.0 million for the six months ended June 30, 1998 and 1999, respectively. Since the Company only commenced the broadcast of its Wizja TV programming package over its cable systems on June 5, 1998 and on its D-DTH service in July 1998, no subscription revenue related to this segment existed for the three months ended June 30, 1998.

Revenue from monthly subscription fees, after elimination of inter-segment revenue from Poland Communications, Inc., a wholly owned subsidiary of the Company ("PCI"), represented 94.7% of D-DTH and programming revenue for the three months ended June 30, 1999 and 92.8% for the six months ended June 30, 1999. Advertising revenue for the three and the six months ended June 30, 1999 represented respectively 5.3% and 7.2% of D-DTH and programming revenue after the inter-segment elimination.

Revenue from the supply of the Wizja TV programming package to the Company's cable systems, which eliminates on consolidation, represented $5.2 million and $10.4 million of D-DTH and programming revenue for the three and the six months ended June 30, 1999, respectively.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $26.4 million, or 216.4%, from $12.2 million for the three months ended June 30, 1998 to $35.7 million for the three months ended June 30, 1999 and increased $34.6 million, or 202.3%, from $17.1 million for the six months ended June 30, 1998 to $48.7 million for the six months ended June 30, 1999. These increases principally were the result of: the $19.2 million write down of the D-DTH reception systems included in inventory from April 1, 1999 to net realizable value, a $12.6 million increase in programming costs in the six months ended June 30, 1999, and costs associated with the lease of three transponders on the Astra satellites which provide the capability to deliver the Company's Polish-language programming platform to cable and D-DTH customers in Poland. Direct operating expenses amounted to 330.6% and 244.7% of revenues for the three and the six months ended June 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.8 million or 25.7% from $10.9 million for the three months ended June 30, 1998 to $13.7 million for the three months ended June 30, 1999 and increased $6.4 million or 35.2% from $18.2 million for the six months ended June 30, 1998 to $24.6 million for the six months ended June 30, 1999. As a percentage of revenue, selling, general and administrative expenses amounted to approximately 126.7% and 123.5% for the three and the six months ended June 30, 1999, respectively. The increase in selling, general and administrative expenses over the corresponding 1998 periods was attributable mainly to sales and marketing expenses associated with promotion of the Company's D-DTH service and Wizja TV programming platform, an increase in the number of administrative staff associated with the Maidstone facility and the Wizja TV programming platform, as well as an increase in professional fees associated with obtaining long-term programming contracts and broadcast/exhibition rights.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization charges of D-DTH tangible assets increased $6.1 million from $0.9 million for the three months ended June 30, 1998 to $7.0 million for the three months ended June 30, 1999 and increased $9.5 million from $1.0 million for the six months ended June 30, 1998 to $10.5 million for the six months ended June 30, 1999. Depreciation and amortization expense as a percentage of revenues amounted to 37.5% and 37.6% for the three and the six months ended June 30, 1999, respectively. This primarily relates to D-DTH production equipment and decoders leased to consumers.

Each of these factors contributed to an operating loss of $45.6 million and $63.9 million for the three and the six months ended June 30, 1999, respectively, compared to an operating loss of $23.7 million and $35.4 million for the three and the six months ended June 30, 1998, respectively.

CORPORATE SEGMENT OVERVIEW

Corporate segment consists of corporate overhead costs. The Company continues to evaluate opportunities for improving its operations and reducing its cost structure. Corporate expenses amounted to $3.1 million and $4.8 million for the three and the six months ended June 30, 1999, respectively, as compared to $2.0 million and $3.8 million for the corresponding periods in 1998.

NON-OPERATING RESULT

INTEREST EXPENSE. Interest expense increased $9.1 million, or 267.6%, from $3.4 million for the three months ended June 30, 1998 to $12.5 million for the three months ended June 30, 1999 and increased $17.3 million, or 247.1%, from $7.0 million for the six months ended June 30, 1998 to $24.4 million for the six months ended June 30, 1999. Interest expense increased mainly as a result of the accretion of interest on: the $252 million aggregate principal amount at maturity of the Company's 14 1/2% Senior Discount Notes due 2008, which were issued on July 14, 1998, $256.8 million aggregate principal amount at maturity of the Company's 14 1/2% Senior Discount Notes due 2009, which were issued on January 22, 1999, and the $36.0 million aggregate principal amount at maturity of the Company's Series C Senior Discount Notes due 2008 issued on January 20, 1999. In addition, the increase is a result of loans assumed by the Company in its acquisition of subsidiaries and an additional loan drawdown in June 1998.

INTEREST AND INVESTMENT INCOME. Interest and investment income increased $0.2 million, or 28.6%, from $0.7 million for the three months ended June 30, 1998 to $0.9 million for the three months ended June 30, 1999 and increased $0.9 million, or 60.0%, from $1.5 million for the six months ended June 30, 1998 to $2.4 million for the six months ended June 30, 1999, primarily due to investment of part of the proceeds from the notes and preferred stock issuances.

EQUITY IN PROFITS/LOSSES OF AFFILIATED COMPANIES. The Company recorded $1.5 million and $0.5 million of equity in losses of affiliated companies for the three and the six months ended June 30, 1999 compared to $0.5 million and $0.7 million of equity in profits of affiliated companies for the three and the six months ended June 30, 1998. The losses relate to amortization of goodwill of the Company's 50% investment in Twoj Styl, a publishing company and 20% investment in Fox Kids Poland.

FOREIGN EXCHANGE LOSS, NET. For the three and the six months ended June 30, 1999, foreign exchange losses amounted to $1.0 million and $2.0 million, respectively, primarily due to the 10.8% appreciation of the U.S. dollar against the Polish zloty during the six months ended June 30, 1999.

MINORITY INTEREST. No minority interest was recorded for the three and six months ended June 30, 1999 compared to minority interest income of $58,000 and $207,000 for the corresponding periods in 1998. All minority interest was eliminated in 1998 as the minority interest share of the losses in subsidiaries exceeded the value of minority interest investments.

NET LOSS. For the three months ended June 30, 1998 and 1999, the Company had net losses of $31.0 million and $68.4 million, respectively. For the six months ended June 30, 1998 and 1999, the Company had net losses of $48.3 million and $103.0 million, respectively. These losses were the result of the factors discussed above.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from a loss of $31.0 million for the three months ended June 30, 1998 to a loss of $69.6 million for the three months ended June 30, 1999 and increased from a loss of $48.3 million for the six months ended June 30, 1998 to a loss of $105.0 million for the six months ended June 30, 1999, due to the accretion of preferred stock and the factors discussed above. For the three and the six months ended June 30, 1999, net loss applicable to common stockholders included $1.2 million and $2.0 million related to the accretion of redeemable preferred stock.

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

On January 19, 1999, the Company sold $36,001,321 principal amount at maturity of its Series C Senior Discount Notes due 2008 to an initial purchaser pursuant to a purchase agreement for gross proceeds of approximately $9.8 million. The Series C Senior Discount Notes were issued pursuant to an indenture.

On January 22, 1999, the Company also sold $256.8 million principal amount at maturity of its 14 1/2% Senior Discount Notes due 2009 to initial purchasers pursuant to a purchase agreement for gross proceeds of approximately $96.0 million. The 14 1/2% Senior Discount Notes were issued pursuant to an indenture.

Pursuant to the indentures governing the PCI Notes, the 14 1/2% Senior Discount Notes sold on July 14, 1998 and the Series C Senior Discount Notes sold on January 19, 1999 and the 14 1/2% Senior Discount Notes sold on January 22, 1999, the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters:

a. limitation on indebtedness;
b. limitation on restricted payments;
c. limitation on issuances and sale of capital stock of restricted subsidiaries;
d. limitation on transactions with affiliates;
e. limitation on liens;
f. limitation of guarantees of indebtedness by subsidiaries;
g. purchase of the notes upon a change of control;
h. limitation on sale of assets;
i. limitation on dividends and other payment restrictions affecting restricted subsidiaries;
j. limitation on investments in unrestricted subsidiaries;
k. consolidations, mergers, and sale of assets; and
l. limitation on lines of business.

The Company is in compliance with these covenants.

For purpose of the above-mentioned indentures, the consummation of UPC's tender offer on August 5, 1999 resulted in a change in control of the Company, and as a result, the Company will be obligated to offer to repurchase any notes that the note holders put to the Company. In the case of the notes issued by @Entertainment, the Company will be required to offer to purchase the notes at 101% of their accreted value, plus accrued and unpaid interest. In the case of the PCI notes, the Company will be required to offer to purchase the PCI notes at 101% of their principal amount, plus accrued and unpaid interest. If all of the note holders of the notes issued by both @Entertainment and PCI were to put their notes, the Company would be required to pay approximately $410 million to repurchase the notes if such repurchases are consummated in mid-September 1999.

On January 22, 1999, the Company also sold Series A 12% Cumulative Preference Shares, Series B 12% Cumulative Preference Shares and Warrants to Morgan Grenfell Private Equity Ltd. and to certain members of the Chase Family, with gross proceeds of approximately $48.2 million.

The Company had negative cash flows from operating activities for the six months ended June 30, 1998 and 1999 of $29.7 million and $71.1 million, respectively, due to the significant operating costs associated with the promotion and operation of its D-DTH service and the Wizja TV programming package.

Cash used for the purchase and build-out of the Company's cable television networks, D-DTH equipment and the purchase of other property, plant and equipment was $20.3 million in the six months ended June 30, 1999 and $45.5 million in the corresponding period in 1998. The decrease primarily relates to the purchase of fixed assets related to the development of the Maidstone uplink facility for the three months ended June 30, 1998. Cash used for the acquisition of subsidiaries, net of cash received, was none and $10.6 million for the six months ended June 30, 1999 and 1998, respectively.


At June 30, 1999, the Company was committed to pay at least approximately $488 million in guaranteed payments (including but not limited to payments for the D-DTH reception systems and payments of guaranteed minimum amounts due under programming agreements and satellite transponder leases) over the next nine years, of which at least approximately $188 million was committed through the end of 2000. These payments may increase if the Company enters into additional programming agreements.

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

In connection with the Agreement and Plan of Merger, the Company's preferred stockholders granted to UPC the option to purchase all of the Preference Shares at a purchase price per share equal to the liquidation preference of such shares plus all accrued and unpaid dividends thereon on the date of purchase. UPC purchased all of these Preferred Shares on August 6, 1999 and these Preference Shares were subsequently canceled.

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

In the future, the Company may also look to its parent, United Pan-Europe Communications N.V. ("UPC"), to provide financing to achieve the Company's business strategy. However, there is no obligation from UPC, contractually or otherwise, to make such financing available to the Company.

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

Largely as a result of its high rate of growth over the past few years, the Company has entered into an agreement to purchase a new system to replace its current accounting system and an agreement to purchase specialized billing software for the Company's new customer service and billing center. The vendors of the new accounting system and billing software have confirmed to the Company that these products are year 2000 compliant. The Company has completed the testing phase of the new accounting system, and the implementation phase was substantially completed at the end of 1998. The Company has implemented the new billing software for D-DTH subscribers and expects implementation of the billing software to be completed for the majority of its cable subscribers by the end of 1999.

The Company believes that its most significant year 2000 risk is its dependency upon third party programming, software, services and equipment, because the Company does not have the ability to control third parties in their assessment and remediation procedures for potential year 2000 problems. Should these parties not be prepared for year 2000 conversion, their products or services may fail and may cause interruptions in, or limitations upon, the Company's provision of its service to its D-DTH and/or cable customers. In an effort to prevent any such interruptions or limitations, the Company is in the process of communicating with each of its material third party suppliers of programming, software, services and equipment to determine the status of their year 2000 compliance programs. The Company expects to complete this process by September 30, 1999, and it anticipates that all phases of its Y2K Plan will be completed by December 31, 1999.

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

The Company has not yet determined the full cost of its Y2K Plan and its related impact on the financial condition of the Company. The Company has to date not incurred any replacement and remediation costs for equipment or systems as a result of year 2000 non-compliance. Rather, due to the rapid growth and development of its cable system and its D-DTH service, the Company had made substantial capital investments in equipment and systems for reasons other than year 2000 concerns. The total cost of the Company's new accounting system and billing software package is estimated to be approximately $3.0 million.

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

CURRENT OR  ACCUMULATED EARNINGS AND PROFITS

For the six months ended June 30, 1999, the Company had no current or accumulated earnings and profits. Therefore, none of the interest which accreted during the six months ended June 30, 1999 with respect to the Company's 14 1/2% Senior Discount Notes due 2008 and its 14 1/2% Series B Discount Notes due 2008, will be deemed to be a "Dividend Equivalent Portion" as such term is defined in
Section 163(e)(5)(B) of the Internal Revenue Code, as amended.

IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards of accounting for these transactions. SFAS No. 133 is effective for the Company beginning on July 1, 2000. The Company currently has no derivative instruments or hedging activities.

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


International operations constitute 100% of the Company's consolidated operating loss for the six months ended June 30, 1999. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

The Company estimates that a further 10% change in foreign exchange rates would impact reported operating loss by approximately $4.8 million. In other terms a 10% depreciation of the Polish zloty and British pound against the U.S. dollar, would result in a $4.8 million decrease in the reported operating loss. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

The Company does not generally hedge currency translation risk. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, there is no assurance that it will be able to obtain hedging arrangements on commercially satisfactory terms. Therefore, shifts in currency exchange rates may have an adverse effect on the Company's financial results and on its ability to meet its U.S. dollar denominated debt obligations and contractual commitments.

Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 20% in 1996, approximately 14.9% in 1997, and approximately 11.8% in 1998. The rate of inflation for the six months ended June 30, 1999 was approximately 6.5%. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991. The zloty appreciated against the U.S. dollar by approximately 0.4% for the year ended December 31, 1998. For the first six months of 1999 the zloty has depreciated against the U.S. dollar by approximately 10.8%. Inflation and currency exchange fluctuations may have, a material adverse effect on the business, financial condition and results of operations of the Company.



                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's business, financial condition or results of operations. See also Notes 11 and 13 to the unaudited consolidated financial statements, for a description of the Company's arbitration relating to TKP and the PCBV minority stockholders' claim.


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

On January 22, 1999, the Company sold 256,800 Units to Merrill Lynch & Co and Deutsche Bank Securities pursuant to a purchase agreement, each Unit consisting of $1,000 principal amount at maturity of 14 1/2% Senior Discount Notes due 2009 and four warrants, each initially entitling the holder thereof to purchase
1.7656 shares of common stock, par value $0.01 per share at an exercise price of $9.125 per share, subject to adjustment (the "Units Offering"). Net proceeds to the Company after deducting initial purchasers' discount and offering expenses were approximately $96,000,000.

The Company filed a registration statement in connection with an offer to exchange its 14 1/2% Series B Senior Discount Notes due 2009 (each an "Exchange Note") for each of its outstanding Notes. The form and terms of the Exchange Notes will be substantially the same as the form and terms of the Old Notes except that the Exchange Notes were registered under the Securities Act. The Exchange Notes were registered under the Securities Act on a registration statement on Form S-4, which registration statement was declared effective on May 13, 1999. The exchange offer relating to the Exchange Notes expired on June 24, 1999.

On January 22, 1999, the Company also sold 45,000 Series A 12% Cumulative Preference Shares, $0.01 par value, 5,000 Series B 12% Cumulative Preference Shares, $0.01 par value, and warrants, each warrant entitling the holder thereof to purchase 110 shares of common stock, par value $0.01, at an exercise price of $10 per share to Morgan Grenfell Private Equity Ltd. and certain members of the Chase Family, with gross proceeds of approximately $50.0 million (the "Preference Offering"). Net proceeds to the Company after deducting the initial purchaser's discount was approximately $48.2 million.

The warrants and shares of common stock underlying the warrants issued in the Units Offering and the warrants and Series A 12% Cumulative Preference Shares and Series B 12% Cumulative Preference Shares issued in the Preference Offering were registered on a registration statement on Form S-3. This registration statement was declared effective on July 2, 1999.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

2.1 Merger Agreement and Plan of Merger among @ Entertainment, Inc, United Pan-Europe Communications N.V., and Bison Acquisition Corp., dated as of
     June 2, 1999 (Incorporated by reference to Exhibit (c)(1) of
     @Entertainment, Inc.'s Schedule 14D-9)

2.2 Form of Common Stockholder Agreement, dated as of June 2, 1999, between United Pan-Europe Communications N.V., Bison Acquisition Corp., and certain common stockholders of @Entertainment, Inc.

2.3 Form of Preferred Stockholder Agreement, dated as of June 2, 1999, between United Pan-Europe Communications N.V., Bison Acquisition Corp., and each of @Entertainment, Inc.

2.4 Confidentiality Agreement between @Entertainment, Inc. and United Pan-Europe Communications, N.V., dated April 12 1999 (Incorporated by reference to Exhibit (c)(2) of @Entertainment, Inc.'s Schedule 14D-9)

11   Statement re computation of per share earnings

27   Financial Data Schedule

(b)  Reports on Form 8-K

The Company filed the following Reports on Form 8-K during the quarter ended June 30, 1999:

Report on Form 8-K, filed on May 7, 1999, regarding a press release dated May 6, 1999 relating to the Company's financial result for the quarter ended March 31, 1999 (including selected financial data).

Report on Form 8-K, filed on May 12, 1999, regarding a press release dated May 11, 1999 relating to the Company retaining Goldman Sachs & Co. to advise the Board of Directors in discussions with potential strategic investor.

Report on Form 8-K, filed on June 2, 1999, as amended on June 9, 1999, regarding a press release dated June 2, 1999, relating to the announcement of United Pan-Europe Communications N.V's tender offer for all of the outstanding shares of the Company's common stock.

Report on Form 8-K/A filed on June 9, 1999 including Agreement and Plan of Merger, dated June 2, 1999, among United Pan-Europe Communications N.V., Bison Acquisition Corp. and @ Entertainment, Inc.

Report on Form 8-K, filed on July 8, 1999, regarding a press release dated July 7, 1999, relating to the extension of the expiration date of United Pan-Europe N.V.'s tender offer until Midnight (New York time) on Thursday, August 5.

Report on Form 8-K, filed on August 3, 1999, regarding completion of debt offering for financing of United Pan-Europe Communications N.V.'s tender offer.

Report on Form 8-K, filed on August 9, 1999, relating to the termination of United Pan-Europe N.V.'s tender offer.

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


DATE:  August 13, 1999


28