Form 10-Q
period 1999-09-30
ENTERTAINMENT INC
filed 1999-11-15
CIK 1041454

================================================================================

================================================================================



================================================================================
                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.


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

The number of shares outstanding of @ Entertainment, Inc.'s common stock as of September 30, 1999, was:

                   Common Stock                            1,000



================================================================================

@ ENTERTAINMENT, INC.

                                 FORM 10-Q INDEX

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                                                                                 PAGE NO.
PART I     FINANCIAL INFORMATION
           Item 1. Financial Statements
                     @ Entertainment
                        Consolidated Balance Sheets.......................................       3-4
                        Consolidated Statements of Operations..............................      5
                        Consolidated Statements of Comprehensive Loss......................      6
                        Consolidated Statements of Cash Flows..............................      7
                        Notes to Consolidated Financial Statements........................       8-14

           Item 2. Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.....................       15-26

           Item 3. Quantitative and Qualitative Disclosures
                        About Market Risk..................................................      26-27

PART II    OTHER INFORMATION

             Item 1. Legal Proceedings.....................................................      27

             Item 2. Changes in Securities and Use of Proceeds.............................      27-28

             Item 3. Defaults Upon Senior Securities.......................................      28

             Item 4. Submission of Matters to a Vote of Security Holders...................      28

             Item 5. Other Information.....................................................      29

             Item 6. Exhibits and Reports on Form 8-K......................................      29


                              @ ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                               SUCCESSOR        PREDECESSOR
                                                                                (NOTE 2)          (NOTE 2)
                                                                          ------------------   ---------------
                                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                                1999                1998
                                                                          ------------------   ---------------
                                                                             (UNAUDITED)
                                                                                       (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                                                 $    23,809         $  13,055
      Accounts receivable, net of allowance for doubtful accounts
           of $2,703,000 in 1999 and $1,095,000 in 1998                               9,690             7,408
      Programming and broadcast rights                                               15,598             9,030
      Other current assets                                                           17,507            21,063
                                                                          ------------------   ---------------
           Total current assets                                                      66,604            50,556
                                                                          ------------------   ---------------

Property, plant and equipment:
      Cable television systems assets                                               115,945           175,053
      D-DTH equipment                                                                52,659            68,419
      Construction in progress                                                        5,918             2,739
      Vehicles                                                                        1,917             2,792
      Other                                                                          11,815            16,119
                                                                          ------------------   ---------------
                                                                                    188,254           265,122

      Less accumulated depreciation                                                  (4,687)          (52,068)
                                                                          ------------------   ---------------
           Net property, plant and equipment                                        183,567           213,054

Inventories                                                                           6,129             8,869
Intangibles, net (note 2)                                                           932,056            43,652
Investments in affiliated companies                                                  20,033            19,956
Other assets                                                                              -            12,287
                                                                          ------------------   ---------------

           Total assets                                                        $  1,208,389        $  348,374
                                                                          ==================   ===============






     See accompanying notes to unaudited consolidated financial statements.

                              @ ENTERTAINMENT, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              SUCCESSOR            PREDECESSOR
                                                                               (NOTE 2)              (NOTE 2)
                                                                            ------------------   ----------------
                                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                                  1999                 1998
                                                                            ------------------   ----------------
                                                                               (UNAUDITED)
                                                                                         (IN THOUSANDS)
Current liabilities:
     Accounts payable and accrued expenses                                        $    29,393          $  40,464
     Accrued interest                                                                   5,348              2,140
     Deferred revenue                                                                   3,058              4,366
     Income taxes payable                                                               3,795              3,794
     Current portion of notes payable                                                 150,638              6,500
                                                                            ------------------   ----------------
         Total current liabilities                                                    192,232             57,264
                                                                            ------------------   ----------------
Notes payable (notes 2 and 7)                                                         306,999            257,454
                                                                            ------------------   ----------------
         Total liabilities                                                            499,231            314,718
                                                                            ------------------   ----------------

Commitments and contingencies (notes 8 and 9)

Stockholder's equity:
     Common stock, $.01 par value; 70,000,000 shares authorized, shares issued and outstanding 1,000 in 1999
         and 33,310,000 in 1998 (note 2)                                                    -                333
     Paid-in capital (note 2)                                                         811,282            237,954
     Accumulated other comprehensive loss                                             (53,681)              (467)
     Accumulated deficit                                                              (48,443)          (204,164)
                                                                            ------------------   ----------------
             Total stockholders' equity                                               709,158             33,656
                                                                            ------------------   ----------------

             Total liabilities and stockholders' equity                          $  1,208,389         $  348,374
                                                                            ==================   ================




     See accompanying notes to unaudited consolidated financial statements.

                              @ ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                    SUCCESSOR                PREDECESSOR (NOTE 2)
                                                     (NOTE 2)
                                                 ----------------  ----------------------------------------------------------------
                                                    TWO MONTHS                         THREE MONTHS                    NINE MONTHS
                                                       ENDED          ONE MONTH           ENDED         SEVEN MONTHS     ENDED
                                                    SEPTEMBER 30,   ENDED JULY 31,     SEPTEMBER 30     ENDED JULY 31, SEPTEMBER 30,
                                                       1999             1999                 1998             1999          1998
                                                 ----------------  ------------------  ---------------  -------------- ------------
                                                                          (in thousands, except per share data)
Revenues                                             $    14,742       $     7,085     $    13,400       $    46,940     $   38,877

Operating expenses:
  Direct operating expenses                               18,277            11,777          18,178            70,778         46,435
  Selling, general and administrative expenses            13,018            13,825          10,971            51,034         39,998
  Depreciation and amortization                           20,942             1,228           6,857            23,927         17,786
                                                 ----------------  ---------------- ----------------    ------------- -------------
Total operating expenses                                  52,237            26,830          36,006           145,739        104,219

  Operating loss                                         (37,495)          (19,745)        (22,606)          (98,799)       (65,342)

Interest and investment income                               323               410           1,266             2,823          2,811
Interest expense                                          (9,490)           (4,441)         (6,812)          (28,818)       (13,814)
Equity in profits/(losses) of affiliated
companies                                                    577              (474)            911            (1,004)         1,632
Foreign exchange loss, net                                (2,355)             (199)           (351)           (2,188)          (399)
                                                 ----------------  ---------------- ----------------    ------------- -------------
  Loss before income taxes and
       minority interest                                 (48,440)          (24,449)        (27,592)         (127,986)       (75,112)

Income tax expense                                            (3)               (3)             66              (30)           (496)
Minority interest                                              -                 -              90                -            (117)
                                                 ----------------  ---------------- ----------------    ------------- -------------


  Net loss                                               (48,443)          (24,452)        (27,436)        (128,016)        (75,725)

  Accretion of redeemable preferred stock                      -             (418)               -           (2,436)              -
                                                 ----------------  ---------------- -----------------   ------------- -------------

Net loss applicable to holders of common stock       $   (48,443)      $   (24,870)    $   (27,436)      $ (130,452)    $   (75,725)
                                                 ================  ================ =================   ============= =============

Basic and diluted net loss per common share
(note 5)                                                      N/A      $     (0.73)    $    (0.82)       $    (3.90)    $     (2.27)
                                                 ================  ================ =================   ============= =============



     See accompanying notes to unaudited consolidated financial statements.

                              @ ENTERTAINMENT, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)



                                         SUCCESSOR                                       PREDECESSOR  (NOTE 2)
                                          (NOTE 2)
                                      ---------------   ---------------------------------------------------------------------------

                                         TWO MONTHS                          THREE MONTHS                           NINE MONTHS
                                           ENDED           ONE MONTH           ENDED            SEVEN MONTHS          ENDED
                                        SEPTEMBER 30,    ENDED JULY 31,     SEPTEMBER 30,       ENDED JULY 31,      SEPTEMBER
                                            1999             1999               1998                 1999           30, 1998
                                      ----------------- ------------------ ------------------ ----------------  ----------------
Net loss                                    $ (48,443)        $  (24,452)        $  (27,436)      $ (128,016)        $ (75,725)
Other comprehensive income/(loss):
Translation adjustment                      $ (53,681)        $    2,136         $   (4,771)      $  (23,819)        $  (3,436)

                                      ----------------- ------------------ ------------------ ----------------  ----------------
Comprehensive loss                          $(102,124)        $  (22,316)        $  (32,207)      $ (151,835)        $ (79,161)
                                      ================= ================== ================== ================  ================



     See accompanying notes to unaudited consolidated financial statements.

                              @ ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              SUCCESSOR           PREDECESSOR (NOTE 2)
                                                               (NOTE 2)
                                                            -------------   ----------------------------------------
                                                              TWO MONTHS                            NINE MONTHS
                                                                ENDED          SEVEN MONTHS            ENDED
                                                            SEPTEMBER 30,     ENDED JULY 31,      SEPTEMBER 30,
                                                                 1999              1999                 1998
                                                            -------------   ------------------   -------------------
                                                                                (IN THOUSANDS)
Cash flows from operating activities:
   Net loss                                                     $   (48,443)     $  (128,016)          $    (75,725)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
    Minority interest                                                     -                -                    117
    Depreciation and amortization                                    20,942           23,927                 17,786
    Amortization of notes payable discount and issue costs            6,892           19,209                  3,252
    Equity in (profits) / losses of affiliated companies               (577)           1,004                 (1,632)
    Other                                                              (269)             619                  1,338
    Changes in operating assets and liabilities:
      Accounts receivable                                               285           (2,651)                (7,280)
      Other current assets                                           (3,429)           6,985                 (1,348)
      Programming and broadcast rights                               (3,191)          (3,378)                (7,017)
      Accounts payable                                               (6,192)             403                  9,267
      Income taxes payable                                                -               85                    677
      Amounts due to affiliates                                           -                -                    691
      Deferred revenue                                                 (504)           1,103                  2,008
      Other current liabilities                                        (260)           3,468                  2,455
                                                            ----------------  ---------------  ---------------------
          Net cash used in operating activities                     (34,746)         (77,242)               (55,411)
                                                            ----------------  ---------------  ---------------------
Cash flows from investing activities:
      Construction and purchase of property, plant and
      equipment                                                     (3,716)         (24,034)                (67,871)
      Other investments                                               (237)          (1,753)                (13,483)
      Purchase of intangibles                                         (145)               -                     (40)
      Purchase of subsidiaries, net of cash received                     -           (6,860)                (26,637)
                                                            ----------------  ---------------  ---------------------
          Net cash used in investing activities                     (4,098)         (32,647)               (108,031)
                                                            ----------------  ---------------  ---------------------
Cash flows from financing activities:
      Proceeds from issuance of notes payable                            -          109,755                 131,600
      Proceeds from issuance of preferred stock and
      warrants                                                           -           48,295                      -
      Proceeds from issuance of common stock                           146            6,447                      -
      Costs to obtain loans                                              -           (5,156)                 (5,961)
                                                            ----------------  ---------------  ---------------------
          Net cash provided by financing activities                    146          159,341                 125,639
                                                            ----------------  ---------------  ---------------------

          Net (decrease)/increase in cash and cash
          equivalents                                              (38,698)           49,452                (37,803)

Cash and cash equivalents at beginning of period                    62,507            13,055                105,691
                                                            ----------------  ---------------  ---------------------
Cash and cash equivalents at end of period                      $   23,809       $    62,507            $    67,888
                                                            ================  ===============  =====================

Supplemental cash flow information:
      Cash paid for interest                                    $       365      $     7,304            $     6,573
                                                            ================  ===============  =====================
      Cash paid for income taxes                                $        53      $        47            $       511
                                                            ================  ===============  =====================

     See accompanying notes to unaudited consolidated financial statements.

                              @ENTERTAINMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

1. BASIS OF PRESENTATION

The information furnished by @Entertainment, Inc. and its subsidiaries ("@Entertainment" or the "Company") has been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of September 30, 1999. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the SEC (the "1998 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

2. CONSUMMATION OF UPC TENDER OFFER AND MERGER

On June 2, 1999, the Company entered into an Agreement and Plan of Merger with United Pan-Europe Communications N.V. ("UPC"), whereby UPC and its wholly-owned subsidiary, Bison Acquisition Corp. ("Bison"), initiated a tender offer to purchase all of the outstanding shares of the Company in an all cash transaction valuing the Company's shares of common stock at $19.00 per share.

The tender offer, initiated pursuant to the Agreement and Plan of Merger with UPC and Bison, closed at 12:00 midnight on August 5, 1999. On August 6, 1999, Bison reported that it had accepted for payment a total of 33,701,073 shares of the Company's common stock (including 31,208 shares tendered pursuant to notices of guaranteed delivery) representing approximately 99% of the Company's outstanding shares of common stock (the "Acquisition"). In addition UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of the Company and acquired all of the outstanding warrants.

Also on August 6, 1999, Bison was merged with and into the Company with the Company continuing as the surviving corporation (the "Merger"). Accordingly, the Company became a wholly-owned subsidiary of UPC. UnitedGlobalCom, Inc. is the majority stockholder of UPC. The Company believes that a Change of Control occurred on August 6, 1999 as a result of the Acquisition and Merger. @Entertainment prior to the Acquisition, is herein referred to as the "Predecessor" while the Company after the Acquisition is referred to as the "Successor".

The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of @ Entertainment. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The Company restated some of its assets and liabilities at August 1, 1999, the date closest to the date of the effective merger. At this date the Notes of the Company and Poland Communications, Inc. ("PCI") were restated by $65.5 million and deferred financing costs of $10.3 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totaled $811.3 million. At this time the Company had negative net assets of approximately $51.3 million. As a result of the above considerations, UPC realized goodwill of approximately $938.8 million. As a result of the Acquisition, UPC pushed down its basis to the Company establishing a new basis of accounting as of the acquisition date.

The following pro forma condensed consolidated results for the nine months ended September 30, 1999 and 1998 give effect to the Acquisition of @ Entertainment as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.




                                                FOR THE NINE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30, 1999                SEPTEMBER 30, 1998
                                            -----------------------------------------------------------------
                                                 HISTORICAL       PRO FORMA        HISTORICAL      PRO FORMA
Service and other revenue                       $    61,682      $   61,682       $   38,877      $  38,877
                                            ================= ===============  =============== ==============
                                            ================= ===============  =============== ==============

Net loss                                        $  (176,459)     $ (205,033)      $  (75,725)     $(120,587)
                                            ================= ===============  =============== ==============




Pursuant to the Certificate of Ownership and Merger filed by UPC with the Secretary of State of Delaware on August 6, 1999, the Certificate of Incorporation of @ Entertainment, Inc. was amended and restated such that the total authorized capital stock of @ Entertainment, Inc. is 1,000 shares of common stock, par value $ .01 per share.

3. OFFER TO REPURCHASE NOTES

Pursuant to the terms of the indentures covering each of the @Entertainment Notes and the Poland Communications, Inc. ("PCI") Notes (as defined hereinafter), which provided that, following a Change of Control (as defined therein), each holder of @Entertainment Notes and PCI Notes had the right, at such holder's option, to require the Company and PCI, respectively to offer to repurchase all or a portion of such holder's @Entertainment Notes and PCI Notes at the Repurchase Price. @Entertainment and PCI made offers to repurchase (the "Offers") from the holders of the Notes @Entertainment's
14 1/2% Series B Senior Discount Notes due 2008, 14 1/2% Senior Discount Notes due 2008, Series C Senior Discount Notes due 2008, 14 1/2% Series B Senior Discount Notes due 2009, and 14 1/2% Senior Discount Notes due 2009 (collectively, the "@Entertainment Notes") and PCI's 9 7/8% Series B Senior Notes Due 2003 and 9 7/8% Senior Notes Due 2003 (collectively, the "PCI Notes").The Offers expired at 12:01 PM, New York City time, on November 2, 1999.

The Company was required to offer to repurchase the @Entertainment Notes at 101% of their accreted value per $1,000 principal amount of @Entertainment Notes at maturity on the Expiration Date plus accrued and unpaid interest and PCI was required to offer to repurchase the PCI Notes at their purchase price of $1,010 per $1,000 principal amount of the PCI Notes, which is 101% per $1,000 principal amount of the PCI. As of August 1, 1999, the Company had $376,943,000 aggregate principal amount at maturity of @Entertainment Notes outstanding and PCI had $129,668,000 aggregate principal amount at maturity of PCI Notes outstanding. Pursuant to its repurchase offer, the Company has purchased $49,139,000 aggregate principal amount of @Entertainment Notes for an aggregate price of $26,455,014, and PCI has purchased $113,237,000 aggregate principal amount of PCI Notes for an aggregate price of $114,369,370.

4. RECLASSIFICATIONS

Certain amounts have been reclassified in the prior period unaudited consolidated financial statements to conform to the 1999 unaudited consolidated financial statement presentation.

5. PER SHARE INFORMATION

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

The following table provides a reconciliation of the numerator and denominator in the net loss per share calculation:


                                                        SUCCESSOR                      PREDECESSOR  (NOTE 2)
                                                        (NOTE 2)
                                                     ------------------------------------------------------------------------------
                                                                                        THREE MONTHS                   NINE MONTHS
                                                       TWO MONTHS                          ENDED       SEVEN MONTHS        ENDED
                                                     ENDED SEPTEMBER   ONE MONTH ENDED  SEPTEMBER 30,  ENDED JULY 31,  SEPTEMBER 30,
                                                        30, 1999       JULY 31, 1999       1998           1999           1998
                                                     ------------------------------------------------------------------------------
                                                     ---------------- ---------------  --------------- -------------- -------------
Net loss attributable to common stockholders
 (in thousands)                                         $   (48,443)    $   (24,870)      $  (27,436)    $ (130,452)   $  (75,725)
Basic weighted  average number of common shares
 outstanding (in thousands)                                    N/A           33,889           33,310         33,459        33,310
Net loss per share-basic and diluted                    $      N/A      $     (0.73)      $    (0.82)    $    (3.90)   $    (2.27)
                                                     ================ ===============  =============== ============== =============


6. D-DTH RECEPTION SYSTEMS

Between April 1, and November 8, 1999 the Company was selling digital direct-to-home ("D-DTH") reception systems to customers. Prior to April 1, 1999, the systems were leased to customers, classified as fixed assets and depreciated over 5 years. Due to this change, the Company classified reception systems as inventory. As a result of the change the Company wrote down the value of all reception systems acquired after April 1, 1999 to their net realizable value. The effect of the change was to increase operating loss by approximately $2,987,000, and $660,000 for the two months ended September 30, 1999 and one month ended July 31, 1999, respectively and approximately $22,878,000 for the seven months ended September 30, 1999. Due to the change of ownership of the Company in connection with the merger, beginning November 8, 1999 the Company returned to leasing its D-DTH reception systems.

7. THE JANUARY 1999 OFFERINGS

On January 22, 1999, the Company sold 256,800 units (collectively, the "Units") to two initial purchasers pursuant to a purchase agreement, each Unit consisting of $1,000 principal amount at maturity of 14 1/2% Senior Discount Notes (the "Notes") due 2009 and four warrants (each a "Warrant"), each initially entitling the holder thereof to purchase 1.7656 shares of common stock, par value $0.01 per share at an exercise price of $9.125 per share, subject to adjustment. The Notes were issued at a discount to their aggregate principal amount at maturity and, together with the Warrants generated gross proceeds to the Company of approximately $100,003,000.

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

The Warrants initially entitled the holders thereof to purchase 1,813,665 shares of common stock, representing, in the aggregate, approximately 5% of the outstanding common stock on a fully-diluted basis (using the treasury stock method) immediately after giving effect to the Units offering and the Company's offering of Series A 12% Cumulative Preference Shares and Series B 12% Cumulative Preference Shares. In July and August 1999 certain warrant holders executed their right to purchase common stock (see note 11). The remaining unexercised Warrants were redeemed in connection with the Merger.

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

Pursuant to the Indentures governing the Notes and Series C Notes, the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuance and sales of capital stock of restricted subsidiaries;
(iv) limitation on transactions with affiliates; (v) limitation on liens;
(vi) limitation on issuance of
guarantees of indebtedness by restricted subsidiaries; (vii) purchase of Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting restricted subsidiaries;
(x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) consolidations, mergers and sales of assets. The Company is in compliance with these covenants.

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

On January 22, 1999, the Company sold 50,000 (45,000 Series A and 5,000 Series
B) 12% Cumulative Redeemable Preference Shares (collectively the "Preference Shares") and 50,000 Warrants (each a "Preference Warrant") each Preference Warrant initially entitling the holders thereof to purchase 110 shares of common stock, par value $0.01 per share, of the Company at an exercise price of $10.00 per share, subject to adjustment. The Preference Shares together with the Preference Warrants generated gross proceeds to the Company of $50,000,000.

The Series A 12% Cumulative Redeemable Preference Shares, the Series A 12% Cumulative Redeemable Preference Shares and the Preference Warrants issued in the Preference offering were registered on a registration statement on Form S-3. This registration statement was declared effective on July 2, 1999.

In the Tender Offer, initiated pursuant to the Agreement and Plan of Merger with UPC and Bison, UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares, and the Preference Warrants were redeemed in connection with the Merger.

8. COMMITMENTS AND CONTINGENCIES

PROGRAMMING, BROADCAST AND EXHIBITION RIGHTS

The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party content providers for its D-DTH and cable systems. The agreements have terms which range from one to seven years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At September 30, 1999, the Company had an aggregate minimum commitment in relation to these agreements of approximately $238,837,000 over the next seven years, approximating $15,612,000 for the remainder of 1999, $58,753,000 in 2000, $57,377,000 in 2001, $47,852,000 in 2002, $30,707,000 in 2003 and $28,536,000 in
2004 and thereafter.

PURCHASE COMMITMENTS

As of September 30, 1999, the Company had an aggregate minimum commitment toward the purchase of the D-DTH reception systems from Philips Business Electronics B.V. of approximately $88,576,000 by June 30, 2000.

9. LITIGATION AND CLAIMS

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

ARBITRATION RELATING TO TELEWIZYJNA KORPORACJA PARTYCYPACYJNA

On April 17, 1998, the Company signed a binding letter of intent with Telewizyna Korporacja Partycypacyjna ("TKP"), the parent company of Canal+ Polska, which provided for bringing together the Company's Wizja TV programming platform and the Canal+ Polska premium pay television channel and for the joint development and operation of a D-DTH service in Poland. The establishment of the joint venture was subject to the execution of definitive agreements, regulatory approvals and certain other closing conditions.

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

The Company has demanded monies from TKP as a result of the failure to execute the definitive agreements by the Signature Date. While the Company was waiting for the expiration of the 10-day period for payment of the break-up fee, TKP initiated arbitration proceedings before a three member-arbitration panel in Geneva, Switzerland. In their claim, TKP and its shareholders have alleged that the Company breached its obligation to negotiate in good faith and to use its best efforts to agree and execute the definitive agreements and claimed the Company is obligated to pay TKP $10 million pursuant to the letter of intent. The Company has answered and brought counterclaims against TKP and its shareholders. The arbitration hearings were conducted in Geneva in June 1999, and parties filed their post-hearing briefs in August and September 1999. The Company believes that a decision may be rendered by the end of 1999. The Company does not believe that the outcome of the arbitration proceedings will have a material adverse effect on the Company's business, financial condition or results of operations.


PCBV MINORITY STOCKHOLDERS' CLAIM

On or about July 8, 1999, certain minority shareholders ("the minority shareholders") of Poland Cablevision (Netherlands) B.V. (PCBV), an indirect subsidiary of the Company, filed a lawsuit against the Company, Poland Communications, Inc. ("PCI") and certain other defendants, in United States District Court, Southern District of Ohio, Eastern Division, Civil Action No. C2-99-621.

The relief sought by the minority shareholders includes: (1) unspecified damages in excess of $75,000, (2) an order lifting the restrictions against transfer of shares set forth in the Shareholders' Agreement among PCBV's shareholders, as amended (the "Shareholders' Agreement") so that the minority shareholders can liquidate their shares in PCBV, (3) damages in the amount of 1.7 percent of the payment made by UPC for the shares of the Company as set forth in the Agreement and Plan of Merger between the Company and UPC dated June 2, 1999, and (4) attorneys' fees and costs incurred in prosecuting the lawsuit.

The amended complaint sets forth eight claims for relief based on allegations that the defendants, including @Entertainment and PCI, committed the following wrongful acts: (1) breached a covenant not to compete contained in the Shareholders' Agreement relating to the shareholders of PCBV, (2) breached a covenant in the Shareholders' Agreement requiring that any contract entered into by PCBV with any other party affiliated with PCI be commercially reasonable or be approved by certain of the minority shareholders, (3) breached a provision in the Shareholders' Agreement that allegedly required co-defendant Chase International Corp. ("CIC") to offer the minority shareholders the right to participate in certain sales of PCBV shares and that required CIC to give written notice of any offer to purchase the minority shareholders' shares in PCBV, (4) breached their fiduciary duties to the minority shareholders, (5) breached the agreement between PCBV and CIC, which allegedly limited the amount of management fees that could be paid annually by PCBV, (6) made false and misleading statements in various documents filed with the Securities and Exchange Commission, (7) colluded to defraud the minority shareholders by failing to make reference in certain Forms 8-K, 8-KA and 14D-1 to the minority shareholders or their alleged rights and claims, (8) colluded to divert assets of PCBV to affiliates of PCI and PCBV, including the Company, that allegedly compete with PCI and PCBV.

The minority shareholders also seek damages in the amount of 1.7 percent of the payment made by UPC for the shares of the Company, although the amended complaint does not contain a separate claim for relief seeking that amount.

The Company intends to defend the lawsuit vigorously. The Company has also conducted negotiations to purchase the minority shareholders' outstanding shares in PCBV. If the negotiations produce a sale by the minority shareholders of their shares in PCBV to the Company, the lawsuit would most likely be terminated. The Company is unable to predict the outcome of those negotiations.

In the event that the lawsuit is not terminated, its status is as follows: The time for the Company and PCI to respond to the amended complaint has not yet expired. Discovery has not yet commenced. At this early stage of the proceedings, the Company is unable to predict the probable outcome of the lawsuit or the Company's ultimate exposure in connection therewith.

In addition to the Ohio lawsuit, the other minority shareholders of PCBV (representing an additional 6% of PCBV) have asserted similar claims for compensation, but have not filed suit.

10. SEGMENT INFORMATION

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



                              SELECTED SEGMENT DATA
                     (UNAUDITED IN THOUSANDS OF US DOLLARS)


                                                               D-DTH AND
                                               CABLE          PROGRAMMING       CORPORATE            TOTAL
                                            -----------       -----------       ---------         -----------
SUCCESSOR

TWO  MONTHS ENDED SEPTEMBER 30, 1999

Revenues from external customers            $    10,687       $     4,055       $        --       $    14,742
Intersegment revenues                                --             3,522                --             3,522
Operating loss                                   (8,871)          (26,851)           (1,773)          (37,495)
EBITDA                                             (994)          (13,793)           (1,766)          (16,553)
Segment total assets                            525,744           655,242            27,403         1,208,389

PREDECESSOR

ONE  MONTH ENDED JULY 31, 1999

Revenues from external customers            $     5,170       $     1,915       $        --       $     7,085
Intersegment revenues                                --             1,777                --             1,777
Operating loss                                   (1,556)           (9,014)           (9,175)          (19,745)
EBITDA                                               49            (9,401)           (9,165)          (18,517)
Segment total assets                            186,941           126,911            69,164           383,016

THREE  MONTHS ENDED SEPTEMBER 30, 1998

Revenues from external customers            $    13,265       $       135       $        --       $    13,400
Intersegment revenues                                --             6,413                --             6,413
Operating loss                                   (8,520)          (11,961)           (2,125)          (22,606)
EBITDA                                           (3,121)          (11,036)           (1,592)          (15,749)
Segment total assets                            178,663           103,245            93,083           374,991

SEVEN  MONTHS ENDED JULY 31, 1999

Revenues from external customers            $    35,434       $    11,506       $        --       $    46,940
Intersegment revenues                                --            12,127                --            12,127
Operating loss                                  (11,936)          (72,926)          (13,937)          (98,799)
EBITDA                                            1,883           (62,836)          (13,919)          (74,872)
Segment total assets                            186,941           126,911            69,164           383,016

NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues from external customers            $    37,836       $     1,041       $        --       $    38,877
Intersegment revenues                                --             8,138                --             8,138
Operating loss                                  (12,060)          (46,080)           (7,202)          (65,342)
EBITDA                                            3,259           (44,470)           (6,345)          (47,556)
Segment total assets                            178,663           103,245            93,083           374,991


11.      EXERCISE OF WARRANTS

In July and August 1999, certain warrant holders exercised their right to purchase shares of common stock of the Company. The warrant holders exercised a total of 203,800 and 7,600 warrants issued with the 14 1/2% Senior Discount Notes due 2008 and 14 1/2% Senior Discount Notes due 2009, respectively. In connection with the exercise of these warrants, the Company issued 382,296 shares of common stock for total cash proceeds of approximately $4,992,000. In connection with the Acquisition UPC acquired all remaining outstanding warrants.

12. ACQUISITIONS

On July 9, 1999, a subsidiary of the Company entered into an agreement to acquire 100% of a cable television system for total consideration of approximately $7,500,000. The consummation of this transaction is subject to Polish Ministry of Telecommunications approval. The acquisition has been accounted for under the purchase method where the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The acquisition is not expected to have a material effect on the Company's results of operations in 1999.

On July 26, 1999, a subsidiary of the Company entered into an agreement to purchase all of the assets and subscriber lists of a cable television system for total consideration of approximately $2,800,000. The purchase will be accounted for under the purchase method where the purchase price is allocated to the underlying assets based upon their estimated fair values and the excess to goodwill.

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

OVERVIEW

On August 6, 1999, Bison Acquisition Corp., UPC's wholly-owned subsidiary, was merged with and into the Company with the Company continuing as the surviving corporation. Accordingly, the Company became a wholly-owned subsidiary of UPC. UnitedGlobalCom, Inc. is the majority stockholder of UPC.

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

The following table presents an aggregation of the Company's segment results of operations for the one month ended July 31, 1999 and two months ended September 30, 1999 with comparatives for the three months ended September 30, 1998 and an aggregation of the seven months ended July 31, 1999 and two months ended September 30, 1999 with comparatives for the nine months ended September 30, 1998.

SEGMENT RESULTS OF OPERATIONS
(unaudited, in thousands of U.S. dollars)


                                                                          AGGREGATE
                               ONE MONTH ENDED    TWO MONTHS ENDED    THREE MONTHS ENDED   THREE MONTHS ENDED
                                JULY 31, 1999    SEPTEMBER 30, 1999   SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                               ---------------   ------------------   ------------------   ------------------
REVENUES
    Cable                              5,170            10,687             15,857                  13,265
    D-DTH and programming              3,692             7,577             11,269                   6,548
    Corporate and Other                   --                --                 --                      --
    Intersegment elimination          (1,777)           (3,522)            (5,299)                 (6,413)
                                     -------           -------            -------                 -------
    TOTAL                              7,085            14,742             21,827                  13,400

OPERATING LOSS
    Cable                             (1,556)           (8,871)           (10,427)                 (8,520)
    D-DTH and programming             (9,014)          (26,851)           (35,865)                (11,961)
    Corporate and Other               (9,175)           (1,773)           (10,948)                 (2,125)
                                     -------           -------            -------                 -------
    TOTAL                            (19,745)          (37,495)           (57,240)                (22,606)

EBITDA
    Cable                                 49              (994)              (945)                 (3,121)
    D-DTH and programming             (9,401)          (13,793)           (23,194)                (11,036)
    Corporate and Other               (9,165)           (1,766)           (10,931)                 (1,592)
                                     -------           -------            -------                 -------
    TOTAL                            (18,517)          (16,553)           (35,070)                (15,749)



                                                                          AGGREGATE
                               SEVEN MONTHS ENDED   TWO MONTHS ENDED   NINE MONTHS ENDED   NINE MONTHS ENDED
                                  JULY 31, 1999    SEPTEMBER 30, 1999  SEPTEMBER 30, 1999  SEPTEMBER 30, 1998
                               ------------------  ------------------  ------------------  ------------------

REVENUES
    Cable                                35,434             10,687             46,121             37,836
    D-DTH and programming                23,633              7,577             31,210              9,179
    Corporate and Other                      --                 --                 --                 --
    Intersegment elimination            (12,127)            (3,522)           (15,649)            (8,138)
                                        -------            -------            -------            -------
    TOTAL                                46,940             14,742             61,682             38,877

OPERATING LOSS
    Cable                               (11,936)            (8,871)           (20,807)           (12,060)
    D-DTH and programming               (72,927)           (26,851)           (99,778)           (46,080)
    Corporate and Other                 (13,936)            (1,773)           (15,709)            (7,202)
                                        -------            -------            -------            -------
    TOTAL                               (98,799)           (37,495)          (136,294)           (65,342)

EBITDA
    Cable                                 1,883               (994)               889              3,259
    D-DTH and programming               (62,837)           (13,793)           (76,630)           (44,470)
    Corporate and Other                 (13,918)            (1,766)           (15,684)            (6,345)
                                        -------            -------            -------            -------
    TOTAL                               (74,872)           (16,553)           (91,425)           (47,556)



All references to the three and nine month periods ended September 30, 1999 herein represent an aggregation of the one month period ended July 31, 1999 and two month period ended September 30, 1999, and the seven month period ended July 31, 1999 and the two month period ended September 30, 1999, respectively, as illustrated in the tables above.

CABLE SEGMENT OVERVIEW

The Company's revenues in its cable segment have been and will continue to be derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges cable subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. Through its cable segment, the Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At September 30, 1999, approximately 72.3% of the Company's cable subscribers received its basic package. For the nine months ended September 30, 1999, approximately 98% of the Company's cable revenue was derived from monthly subscription fees compared to approximately 95% for the nine months ended September 30, 1998.

During 1998 and the first three quarters of 1999, management completed or was in the process of completing several strategic actions in support of its cable business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial 11 channels of primarily Polish-language programming, to its basic cable subscribers. Since that date, the basic Wizja TV package has been expanded to 24 channels. On September 18, 1999, the Company launched a proprietary premium channel called Wizja Sport. Management believes that this selection of high quality primarily Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber penetration rates.

The Company has implemented a pricing strategy designed to increase revenue per cable subscriber and its profit margin. The Company has increased the monthly price for the "basic" package to reflect the increased channel availability, and premium channels such as the HBO Poland service (a Polish-language version of HBO's premium movie channel) are offered to cable customers for an additional monthly charge. The Company expects that it may continue to experience increases in its churn rate above historical levels during the implementation of its current pricing strategy. For the nine months ended September 30, 1999, the Company's churn rate increased to 5.4%. For the nine months ended September 30, 1999, the Company experienced churn in the HBO Poland service with penetration falling by 7,003 subscribers or 17.9% from September 30, 1998. The Company is planning to encrypt the HBO Poland service on cable and install analog decoders for all premium channel subscribers in its two major clusters during 1999. This encryption and installation process is expected to be rolled out in all major systems in 2000.

An analysis of quarterly cable subscriber growth is presented in the table below:


                                    SEPTEMBER 30,   JUNE 30,    MARCH 31,    DECEMBER 31, SEPTEMBER 30,     JUNE 30,     MARCH 31,
                                        1999         1999         1999           1998         1998            1998         1998
                                     ----------   ----------   ----------     ----------   ----------      ----------   ----------

Homes Passed                          1,705,569    1,669,384    1,624,119      1,591,981    1,565,287       1,546,540    1,505,256
Basic Subscribers                       711,263      715,474      706,179        698,342      658,584         660,067      627,713
   Subscriber Growth (three
      month period)
     Organic                             24,619       45,646       38,226(1)      70,935       41,904          57,007       26,868
     Through Acquisitions                11,118           --           --             --      (10,245)(2)       1,363       16,360
     Churn                              (39,948)     (36,351)     (30,389)       (31,177)     (33,142)        (26,016)     (22,145)
                                     ----------   ----------   ----------     ----------   ----------      ----------   ----------
     TOTAL NET GROWTH                    (4,211)       9,295        7,837         39,758       (1,483)         32,354       21,083
                                     ----------   ----------   ----------     ----------   ----------      ----------   ----------
Basic penetration                          41.7%        42.9%        43.5%          43.9%        42.1%           42.7%        41.7%

Intermediate subscribers                 32,032       32,128       33,587         40,037       42,538          43,204       48,077
                                     ----------   ----------   ----------     ----------   ----------      ----------   ----------
BASIC AND INTERMEDIATE SUBSCRIBERS      743,295      747,602      739,766        738,379      701,122         703,271      675,790
                                     ----------   ----------   ----------     ----------   ----------      ----------   ----------

Broadcast subscribers                   240,652      219,165      208,457        196,961      186,334         167,859      154,860
                                     ----------   ----------   ----------     ----------   ----------      ----------   ----------
TOTAL SUBSCRIBERS                       983,947      966,767      948,223        935,340      887,456         871,130      830,650
                                     ----------   ----------   ----------     ----------   ----------      ----------   ----------

Premium subscribers - HBO                32,032       32,784       34,332         36,615       39,035          45,674       47,298
Premium penetration - HBO                   4.5%         4.6%         4.9%           5.2%         5.9%            6.9%         7.5%

Basic revenue / basic sub./month     $     6.47   $     6.35   $     6.20     $     5.69   $     5.19      $     4.99   $     5.19
Total revenue/ basic sub./month      $     7.19   $     7.13   $     6.97     $     6.75   $     6.42      $     6.08   $     6.42



-----------------------

(1) The increase in basic subscribers for the three months ended March 31, 1999 included 4,121 subscribers in Szczecin that switched from the "intermediate" to the "basic" package.

(2) As part of the purchase of a minority interest in one of the Company's cable systems, the

     Company sold an isolated part of that system to the previous owner.


CABLE TELEVISION REVENUE. Revenue increased $2.6 million or 19.5% from $13.3 million in the three months ended September 30, 1998 to $15.9 million in the three months ended September 30, 1999 and $8.3 million or 22.0% from $37.8 million in the first nine months of 1998 to $46.1 million in the first nine months ended September 30, 1999. These increases were primarily attributable to a 8.0% increase in the number of basic subscribers from approximately 658,600 at September 30, 1998 to approximately 711,300 at September 30, 1999, as well as an increase in monthly subscription rates.

Revenue from monthly subscription fees represented 97.2% and 98.8% of cable television revenue for the three months ended September 30, 1998 and 1999, respectively. Monthly subscription revenue constituted 94.6% and 97.7% of cable television revenue for the nine months ended September 30, 1998 and 1999, respectively. During the three months ended September 30, 1999, the Company generated approximately $0.5 million of additional premium subscription revenue as compared to $0.7 million from the corresponding period in 1998 as a result of providing the HBO Poland service pay movie channel to cable subscribers. For the nine months ended September 30, 1998 and 1999 premium subscription revenue was $2.4 million and $1.6 million respectively.

DIRECT OPERATING EXPENSES. Direct operating expenses decreased $1.9 million, or 14.6%, from $13.0 million for the three months ended September 30, 1998 to $11.1 million for the three months ended September 30, 1999 but increased $9.1 million, or 40.3%, from $22.6 million for the nine months ended September 30, 1998 to $31.7 million for the nine months ended September 30, 1999. This decrease was primarily due to a reduction in intercompany programming charges. This increase was principally as a result of the purchase of the Wizja TV programming package for approximately $15.6 million from an affiliate of the Company as well as the increased size of the Company's cable television system. Direct operating expenses decreased from 97.7% of revenues for the three months ended September 30, 1998 to 69.8% of revenues for the three months ended September 30, 1999 and increased from 59.8% of revenues for the nine months ended September 30, 1998 to 68.8% of revenues for the nine months ended September 30, 1999. However, without considering the programming cost for the purchase of the Wizja programming package recorded in September 1998 and for the nine months ended September 30, 1999 the comparison would have been 38.1% and 34.9% for the nine months ended September 30, 1998 and 1999, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.3 million, or 67.6%, from $3.4 million for the three months ended September 30, 1998 to $5.7 million for the three months ended September 30, 1999 and increased $1.5 million, or 12.5%, from $12.0 million for the nine months ended September 30, 1998 to $13.5 million for the nine months ended September 30, 1999. This increase was mainly attributable to expanded operations of cable business and extensive marketing campaigns.

As a percentage of revenue, selling, general and administrative expenses increased from 25.6% for the three months ended September 30, 1998 to approximately 35.8% for the three months ended September 30, 1999 and decreased from 31.7% for the nine months ended September 30, 1998 to 29.3% for the nine months ended September 30, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $4.1 million, or 75.9%, from $5.4 million for the three months ended September 30, 1998 to $9.5 million for the three months ended September 30, 1999 and $6.4 million, or 41.8%, from $15.3 million for the nine months ended September 30, 1998 to $21.7 million for the nine months ended September 30, 1999 principally as a result of depreciation and amortization of additional goodwill pushed down as a result of the merger with UPC and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 40.6% for the three months ended September 30, 1998 to 59.7% for the three months ended September 30, 1999 and from 40.5% for the nine months ended September 30, 1998 to 47.1% for the nine month period ended September 30, 1999.

Each of these factors contributed to an operating loss of $10.4 million and $20.8 million for the three months and the nine months ended September 30, 1999, respectively, compared to an operating loss of $8.5 million and $12.1 million for the three and the nine months ended September 30, 1998, respectively.


D-DTH AND PROGRAMMING SEGMENT OVERVIEW

D-DTH. The principal objectives of the Company for the D-DTH and programming segment is to develop, acquire and distribute high-quality Polish-language programming that can be commercially exploited throughout Poland through D-DTH and cable television exhibition, and to develop and maximize advertising sales.

The Company's D-DTH roll-out strategy was to lease D-DTH reception systems to up to 380,000 initial subscribers at promotional prices in the start-up phase of its D-DTH service. The launch of its D-DTH service has been supported by the Company's development of the Wizja TV programming package, which the Company believes addresses the demand for high-quality Polish-language programming in Poland.

Between April, 1999 and November 7, 1999, the Company switched its policy from leasing to selling DTH reception systems and sold such systems to customers at a price substantially reduced by promotional incentives. Beginning on November 8, 1999, the Company returned to leasing the DTH reception systems to its customers.

As of September 30, 1999, the Company had sold to Philips' authorized retailers approximately 200,000 D-DTH packages, which include the rental of the D-DTH reception system, installation and a one-year subscription to the Company's D-DTH service. As of September 30, 1999, Philips had sold and installed approximately 186,000 of these packages to customers. In September 1998, the number of Philips authorized electronics retailers distributing the Wizja TV package increased from 70 to 550, and since November 1998 more than 1,200 retailers have been distributing the Wizja TV package. Each store is staffed with personnel specifically trained by the Company to provide information on the Wizja TV packages. Installation personnel are also trained to complete each customer's installation within 48 hours of order placement.

PROGRAMMING. The Company, both directly and through other joint ventures, produces television programming for distribution. The Company has developed a multi-channel, primarily Polish-language programming platform under the brand name Wizja TV. Wizja TV's current channel line-up includes five channels, Atomic TV, Wizja 1, Wizja Pogoda, Twoja Wizja and Wizja Sport, that are owned and operated by the Company, and 20 channels that are produced by third parties, 11 of which are broadcast under exclusive agreements for pay television in Poland.

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

The Company expects to incur substantial operating losses and negative cash flows related to the launch of its D-DTH business for at least the next two years while it develops and expands its D-DTH subscriber base. The Company's D-DTH business plan requires substantial capital expenditures to fund, among other things, the promotional incentives that are anticipated to be required to expand its D-DTH business. The Company's business plan anticipates spending up to approximately $150 million to provide D-DTH reception systems to the 380,000 initial subscribers at a price that is significantly decreased by promotional incentives in order to increase the number of subscribers. An analysis of D-DTH subscribers is presented in the table below:

@ ENTERTAINMENT, INC.
Summary of Selected Operating Statistics


                                             SEPTEMBER 30,  JUNE 30,   MARCH 31,   DECEMBER 31, SEPTEMBER 30,
D-DTH                                            1999        1999         1999         1998          1998
                                             -------------  --------   ---------   ------------ -------------

Satellite receiver packages sold to dealers     199,287    159,827      137,629      125,167       34,699
Installed subscribers                           185,950    146,095      130,000       95,378       23,390

Churn                                             4,393         --           --           --           --

TOTAL SUBSCRIBERS                               181,557    146,095      130,000       95,378       23,390

Premium subscribers - HBO - promotional(1)       13,975     16,755       56,162       76,633       23,390
Premium subscribers - HBO - paying               94,383     76,179       58,705       15,555           --

Sport - promotional                              35,061
Sport - paying                                       --

HBO churn(2)                                     47,219     29,738       15,133        3,190           --
HBO churn                                            50%      39.0%        25.8%        20.5%          --


----------

(1) From July 5, 1998 to March 31, 1999, the Company offered a three-month trial period of the HBO Poland service to each new D-DTH subscriber. From April 1, 1999, this was changed to a one-month trial period of the HBO Poland service for each new D-DTH subscriber.

(2) The churn figures relate only to paying subscribers and include only those subscribers who chose to continue their premium channel subscription following the promotional period.

D-DTH AND PROGRAMMING REVENUE. D-DTH and programming revenue was $6.5 million and $11.3 million for the three months ended September 30, 1998 and 1999, respectively, and $9.2 million and $31.2 million for the nine months ended September 30, 1998 and 1999, respectively. The Company commenced the broadcast of its Wizja TV programming package over its cable systems on June 5, 1998 and on its D-DTH service in July 1998.

Revenue from monthly subscription fees, from third parties, represented 37.1% of D-DTH and programming revenue for the three months ended September 30, 1999 and 38.4% for the nine months ended September 30, 1999. Advertising revenue for the three and the nine months ended September 30, 1999 represented respectively 2.4% and 2.9% of D-DTH and programming revenue after the inter-segment elimination.

Revenue from the supply of the Wizja TV programming package to the Company's cable systems, which eliminates on consolidation, represented $5.3 million and $15.6 million of D-DTH and programming revenue for the three and the nine months ended September 30, 1999, respectively.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $12.6 million, or 108.6%, from $11.6 million for the three months ended September 30, 1998 to $24.2 million for the three months ended September 30, 1999 and increased $41.0 million, or 128.1%, from $32.0 million for the nine months ended September 30, 1998 to $73.0 million for the nine months ended September 30, 1999. These increases principally were the result of: the $22.9 million cost related to D-DTH reception systems sold below cost and the write down of D-DTH reception systems included in inventory from April 1, 1999 to net realizable value, a $16.8 million increase in programming costs in the nine months ended September 30, 1999, and costs associated with the lease of three transponders on the Astra satellites which provide the capability to deliver the Company's Polish-language programming platform to cable and D-DTH customers in Poland. Direct operating expenses amounted to 214.2% and 234.0% of revenues for the three and the nine months ended September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $5.2 million or 104.0%, from $5.0 million for the three months ended September 30, 1998 to $10.2 million for the three months ended September 30, 1999 and increased $13.3 million or 61.6% from $21.6 million for the nine months ended September 30, 1998 to $34.9 million for the nine months ended September 30, 1999. As a percentage of revenue, selling, general and administrative expenses amounted to approximately 90.3% and 111.9% for the three and the nine months ended September 30, 1999, respectively. The increase in selling, general and administrative expenses over the corresponding 1998 periods was attributable mainly to sales and marketing expenses associated with promotion of the Company's D-DTH service and Wizja TV programming platform, an increase in the number of administrative staff associated with the Maidstone facility and the Wizja TV programming platform, as well as an increase in professional fees associated with obtaining long-term programming contracts and broadcast/exhibition rights.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization charges of D-DTH assets increased $12.1 million from $0.6 million for the three months ended September 30, 1998 to $12.7 million for the three months ended September 30, 1999 and increased $21.5 million from $1.6 million for the nine months ended September 30, 1998 to $23.1 million for the nine months ended September 30, 1999 principally as a result of depreciation and amortization of additional goodwill as a result of the merger with UPC. Depreciation and amortization expense as a percentage of revenues amounted to 112.4% and 74.0% for the three and the nine months ended September 30, 1999, respectively.

Each of these factors contributed to an operating loss of $35.9 million and $99.8 million for the three and the nine months ended September 30, 1999, respectively, compared to an operating loss of $12.0 million and $46.1 million for the three and the nine months ended September 30, 1998, respectively.

CORPORATE SEGMENT OVERVIEW

Corporate segment consists of corporate overhead costs. The Company continues to evaluate opportunities for improving its operations and reducing its cost structure. Corporate expenses amounted to $10.9 million and $15.7 million for the three and the nine months ended September 30, 1999, respectively, as compared to $3.4 million and $7.2 million for the corresponding periods in 1998. The increase was mainly due to fees paid to Goldman Sachs for its services in connection with the acquisition by UPC.

NON-OPERATING RESULT

INTEREST EXPENSE. Interest expense increased $7.1 million, or 104.4%, from $6.8 million for the three months ended September 30, 1998 to $13.9 million for the three months ended September 30, 1999 and increased $24.5 million, or 177.5%, from $13.8 million for the nine months ended September 30, 1998 to $38.3 million for the nine months ended September 30, 1999. Interest expense increased mainly as a result of the accretion of interest on: (i) $256.8 million aggregate principal amount at maturity of the Company's 14 1/2% Senior Discount Notes due 2009, which were issued on January 22, 1999, and (ii) $36.0 million aggregate principal amount at maturity of the Company's Series C Senior Discount Notes due 2008 issued on January 20, 1999. In addition, the increase is a result of loans assumed by the Company on its acquisition of subsidiaries and an additional loan drawdown in June 1998.

INTEREST AND INVESTMENT INCOME. Interest and investment income decreased $0.6 million, or 46.2%, from $1.3 million for the three months ended September 30, 1998 to $0.7 million for the three months ended September 30, 1999 and increased $0.3 million, or 10.7%, from $2.8 million for the nine months ended September 30, 1998 to $3.1 million for the nine months ended September 30, 1999, primarily due to investment of part of the proceeds from the notes and preferred stock issuances.

EQUITY IN PROFITS/LOSSES OF AFFILIATED COMPANIES. The Company recorded $0.1 million of equity in profits and $0.4 million of equity in losses of affiliated companies for the three months and the nine months ended September 30, 1999, respectively compared to $0.9 million and $1.6 million of equity in profits of affiliated companies for the three months and the nine months ended September 30, 1998, respectively. The loss for the nine months ended September 30, 1999 relates to amortization of goodwill on the Company's 50% investment in Twoj Styl, a publishing company and 20% investment in Fox Kids Poland.

FOREIGN EXCHANGE LOSS, NET. For the three months and the nine months ended September 30, 1999, foreign exchange losses amounted to $2.6 million and $4.5 million, respectively, primarily due to the 17.5% appreciation of the U.S. dollar against the Polish zloty during the nine months ended September 30, 1999.

MINORITY INTEREST. No minority interest was recorded for the three months or the nine months ended September 30, 1999 compared to minority interest income of $90,000 and loss of $117,000 for the corresponding periods in 1998. All minority interest was eliminated in 1998 as the minority interest share of the losses in subsidiaries exceeded the value of minority interest investments.

NET LOSS. For the three months ended September 30, 1998 and 1999, the Company had net losses of $27.4 million and $72.9 million, respectively. For the nine months ended September 30, 1998 and 1999, the Company had net losses of $75.7 million and $176.5 million, respectively. These losses were the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has met its cash requirements in recent years primarily with (i) capital contributions and loans from certain of the Company's principal stockholders, (ii) borrowings under available credit facilities, (iii) cash flows from operations, (iv) the sale by PCI of $130 million of 9 7/8% Senior Notes due 2003 and 9 7/8% Series B Senior Notes due 2003 (collectively, the "PCI Notes"), (v) the sale of approximately $200 million of common stock through the Company's initial public equity offering in August 1997 and (vi) the sale in July 1998 and January 1999 of $230.8 million gross proceeds of 14 1/2% Series B Senior Discount Notes due 2008, 14 1/2% Senior Discount Notes due 2008, Series C Senior Discount Notes due 2008, 14 1/2% Series B Senior Discount Notes due 2009, and 14 1/2% Senior Discount Notes due 2009 (collectively, the "@Entertainment Notes"), (vii) the sale on January 22, 1999, of Series A 12% Cumulative Preference Shares, Series B 12% Cumulative Preference Shares and Warrants for gross proceeds of approximately $48.2 million.

Pursuant to the indentures governing the PCI Notes and the @Entertainment Notes, the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters:

a.   limitation on indebtedness;

b.   limitation on restricted payments;

c. limitation on issuances and saleS of capital stock of restricted subsidiaries;

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

The indentures covering each of the @Entertainment Notes and the PCI Notes provide that, following a Change of Control (as defined therein), each noteholder had the right, at such holder's option, to require the respective issuer to offer to repurchase all or a portion of such holder's @Entertainment Notes or PCI Notes at the repurchase prices, described below. The Company believes that the August 6, 1999 acquisition by UPC of the Company constituted a Change of Control. Accordingly, @Entertainment and PCI made offers to repurchase (the "Offers") from the holders the @Entertainment Notes and the PCI Notes. The Offers expired at 12:01 PM, New York City time, on November 2, 1999.

In accordance with the terms of the indentures governing the @Entertainment Notes and the PCI Notes, @Entertainment was required to offer to repurchase the @Entertainment Notes at 101% of their accreted value at maturity on the Expiration Date plus accrued and unpaid interest and PCI was required to offer to repurchase the PCI Notes at the purchase price 101% of principal. As of August 1, 1999, @Entertainment had $376,943,000 aggregate principal amount at maturity of @Entertainment Notes outstanding and PCI had $ 129,668,000 aggregate principal amount at maturity of PCI Notes outstanding. Pursuant to the Offer, @Entertainment has purchased $49,139,000 aggregate principal amount of @Entertainment Notes for an aggregate price of $26,455,014 and PCI has purchased $113,237,000 aggregate principal amount of PCI Notes for an aggregate price of $114,369,370. Subsequent to November 2, 1999, UPC financed the repurchase of the @Entertainment Notes and PCI Notes.

The Company had negative cash flows from operating activities for the nine months ended September 30, 1998 and 1999 of $29.7 million and $112.0 million, respectively, due to the significant operating costs associated with the promotion and operation of its D-DTH service and the Wizja TV programming package.

Cash used for the purchase and expansion of the Company's cable television networks, D-DTH equipment and the purchase of other property, plant and equipment was $27.8 million in the nine months ended September 30, 1999 and $45.5 million in the corresponding period in 1998. The decrease primarily relates to the purchase of fixed assets related to the development of the Maidstone uplink facility for the three months ended September 30, 1998. Cash used for the acquisition of subsidiaries, net of cash received, was $6.9 million and $10.6 million for the nine months ended September 30, 1999 and 1998, respectively.

At September 30, 1999, the Company was committed to pay at least $515.3 million in guaranteed payments (including but not limited to payments for the D-DTH reception systems and payments of guaranteed minimum amounts due under programming agreements and satellite transponder leases) over the next nine years, of which at least approximately $192.0 million was committed through the end of 2000. These payments may increase if the Company enters into additional programming agreements.

The Company's cash on hand will be insufficient to satisfy all of its obligations related to its offer to repurchase its and its subsidiary's outstanding senior notes and to complete its current business plan for its D-DTH and programming businesses based on its past operations. UPC and the Company are evaluating various alternatives to meet the Company's capital needs. Future sources of financing for the Company could include public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, UPC, and United GlobalCom, Inc., UPC's parent. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancings that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is also dependent on its parent, UPC, to provide financing to achieve the Company's business strategy. There is no obligation from UPC, contractually or otherwise, to make such financing available to the Company.

YEAR 2000 COMPLIANCE

The Company's cable television, programming and DTH operations are heavily dependent upon computer systems and other technological devices with imbedded chips. Such computer systems and other technological devices may not be capable of accurately recognizing dates beginning on January 1, 2000. This problem could cause miscalculations, resulting in the Company's cable television, programming or DTH services malfunctioning or failing to operate.

YEAR 2000 COMPLIANCE PROGRAM

In response to possible Year 2000 problems, the Board of Directors of United GlobalCom ("United") established a task force to assess the impact that potential Year 2000 problems may have on company-wide operations, including the Company and its operating companies, and to implement necessary changes to address such problems. The task force includes the Company's staff, external consultants and subcommittees at the operating company levels, as well as staff from United that reports directly to the United Board. In creating a program to minimize Year 2000 problems, the task force identified certain critical operations of the Company's business. These critical operations are service delivery systems, field and headend devices, customer service and billing systems, and corporate management and administrative operations such as cash flow, accounts payable and accounts receivable, payroll and building operations.

The task force has established a three-phase program to address potential Year 2000 problems:

-- Identification Phase: identify and evaluate computer systems and other devices (e.g., headend devices, switches and set top boxes) on a system by system basis for Year 2000 compliance.

-- Implementation Phase: establish a database and evaluate the information obtained in the Identification Phase, determine priorities, implement corrective procedures, define costs and ensure adequate funding.

-- Testing Phase: test the corrective procedures to verify that all material compliance problems will operate on and after January 1, 2000, and develop, as necessary, contingency plans for material operations.

In August 1999, UPC completed the acquisition of the Company. During the third quarter of 1999, UPC initiated a priority level review of the Year 2000 programs existing in the Company. UPC requested that the Company complete a Year 2000 due diligence form and is in the process of reviewing the Company's response in order to determine the Company's Year 2000 readiness. These forms, which have been completed by the Company's Y2K managers, have provided the Company with a very detailed view of the Year 2000 status for the Company. UPC is currently implementing the necessary steps to assure compliance of the mission critical systems and other date related equipment. However, there can be no assurance that UPC will be successful in this endeavour.

Currently, the assessment of the Year 2000 program at the Company is behind schedule and incomplete. To date only approximately 50% of all equipment with date related issues have been inventoried and research on compliance is ongoing. Customer care, billing and subscriber management systems are considered mission critical systems and have been researched with unsatisfactory results. None of these systems are Y2K compliant. UPC is working to upgrade and patch the systems to Y2K compliant versions. Both vendors and consultants have committed to compliance by December 31, 1999. However, the Company cannot be sure that the deadline will be met. Testing of the mission critical systems commenced in November and will be completed in December of 1999. UPC has hired several third party Year 2000 firms to administer and assist the Company in the project in an effort to be ready for the millennium at the end of December.

The United Year 2000 task force will continue to evaluate the need for external resources to complete the Identification Phase and the Implementation Phase and implement the Testing Phase. UPC has remained committed to the securing the resources necessary to complete its Year 2000 program, and when necessary has hired outside experienced resources to help the Company solve Year 2000 issues.

In addition to its Year 2000 task force, United is a member of a Year 2000 working group, which has 12 cable television companies and meets under the auspices of Cable Labs. The dialogue with the other cable operators has assisted United in developing its Year 2000 program. Part of the agenda of the working group is to develop test procedures and contingency plans for critical components of operating systems for the benefit of all its members. The test procedures were made available to members, including United, during the second quarter of 1999.

THIRD-PARTY DEPENDENCE

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

To date, responses by vendors to such communications have been limited. The responses received usually state only that the party is working on Year 2000 issues and does not have a definitive position at this time. As a result, the Company is unable to assess the risk posed by its dependence upon such third parties' systems. The Company, therefore, cannot give any assurances concerning equipment's Year 2000 compliance.

The task force is working closely with the manufacturers of the Company's headend devices to remedy any Year 2000 problems assessed in the headend equipment. Recent information from the two primary manufacturers of such equipment indicate that most of the equipment used in the Company's operating systems should not be date-sensitive. Where such equipment needs to be upgraded for Year 2000 issues, such vendors are upgrading without charge. These upgrades are expected to be completed before year-end 1999, but this process is not within the Company's control. Approximately 98.0% of the headend controllers, which are considered the most critical component of the headend devices, have been upgraded.

Largely as a result of its high rate of growth over the past few years, the Company has entered into an agreement to purchase a new system to replace its current accounting system and an agreement to purchase specialized billing software for the Company's new customer service and billing center. The vendors of the new accounting system and billing software have confirmed to the Company that these products are Year 2000 compliant. The Company has completed the testing phase of the new accounting system, and the implementation phase was substantially completed at the end of 1998. The Company has implemented the new billing software for D-DTH subscribers and expects implementation of the billing software to be completed for the majority of its cable subscribers by the end of 1999. The Company is not able to replace billing systems covering approximately 400,000 cable subscribers prior to the end of 1999. This software is not currently Year 2000 compliant. The Company is upgrading this software, but may not have this software fully compliant by the end of 1999.

CONTINGENCY PLAN

The Company has considered certain limited contingency plans, including preparing back-up programming and stand-by power generators. Based on these considerations, the Company has received from the task force a contingency plan to its operating system, which sets forth preparation procedures and recovery solutions. With respect to other third-party systems, the Company is responsible for inquiring of its vendors and other entities with which it does business (e.g., utility companies, financial institutions and facility owners) as to such entities' Year 2000 compliance programs. The Company has begun this process and to assist in this process, the Company has hired Year 2000 consultants. The consultants are visiting each operating company and working with them to identify and report to the Company any remaining potential Year 2000 compliance problems. These consultants are also contacting third-party vendors regarding their Year 2000 compliance measures. Audit teams will be ready to follow up on the initial research and continue to review the contingency and year-end plans.

In addition UPC has organized a European Year 2000 conference to discuss with all of its managers the risks at years end and their contingency plans. Business continuity plans have been documented and will be discussed at the conference.

COST OF COMPLIANCE

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

The total cost of the Company's new accounting system and billing software package is estimated to be approximately $3.2 million. The Company has recently estimated the cost of upgrading some of its billing systems to be approximately $0.4 million and the infrastructure upgrade, including installation, project management and consultancy to be approximately $2.4 million. Although no assurance can be made, the Company believes that the known Year 2000 compliance issues can be remedied without a material financial impact on us. No assurance can be made, however, as to the total cost for the Year 2000 program until all of the data has been gathered. In addition, the Company cannot predict the financial impact it will experience if Year 2000 problems are caused by third parties upon which its systems are dependent or experienced by entities in which the Company holds investments. The failure of any one of these parties to implement Year 2000 procedures could have a material adverse impact on the Company's operations and financial condition.

CURRENT OR ACCUMULATED EARNINGS AND PROFITS

For the nine months ended September 30, 1999, the Company had no current or accumulated earnings and profits. Therefore, none of the interest which accreted during the nine months ended September 30, 1999 with respect to the Company's 14 1/2% Senior Discount Notes due 2008 and its 14 1/2% Series B Discount Notes due 2008, will be deemed to be a "Dividend Equivalent Portion" as such term is defined in Section 163(e)(5)(B) of the Internal Revenue Code, as amended.

IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards of accounting for these transactions. SFAS No. 133 is effective for the Company beginning on January 1, 2001. The Company currently has no derivative instruments or hedging activities.

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

International operations constitute 100% of the Company's consolidated operating loss for the nine months ended September 30, 1999. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

The Company estimates that a further 10% change in foreign exchange rates would impact operating loss by approximately $7.4 million. In other terms a 10% depreciation of the Polish zloty and British pound against the U.S. dollar, would result in a $7.4 million decrease in the operating loss for the nine months ended September 30, 1999. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 20% in 1996, approximately 14.9% in 1997, and approximately 11.8% in 1998. The rate of inflation for the nine months ended September 30, 1999 was approximately 6.5%. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991. The zloty appreciated against the U.S. dollar by approximately 0.4% for the year ended December 31, 1998. For the first nine months of 1999 the zloty has depreciated against the U.S. dollar by approximately 17.4%. Inflation and currency exchange fluctuations may have a material adverse effect on the business, financial condition and results of operations of the Company.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's business, financial condition or results of operations. See also Notes 11 and 15 to the unaudited consolidated financial statements for a description of the Company's arbitration relating to TKP and the PCBV minority stockholders' claim.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ON SEPTEMBER 3, 1999, UPC, THE SOLE STOCKHOLDER OF THE COMPANY, ACTING BY UNANIMOUS WRITTEN CONSENT IN LIEU OF A SPECIAL MEETING, APPROVED THE NOMINATION AND APPOINTMENT OF THE FOLLOWING INDIVIDUALS TO SERVE AS MEMBERS OF THE BOARD OF DIRECTORS OF THE COMPANY: MARK L. SCHNEIDER; NIMROD J. KOVACS; GENE MUSSELMAN; RAY SAMUELSON; ANTON TUIJTEN; AND SIMON OAKES.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3(i) Certificate of Ownership and Merger Merging Bison Acquisition Corp. Into @ Entertainment.

11 Statement re computation of per share earnings (See Note to unaudited financial statements)

27      Financial Data Schedule

(b) Reports on Form 8-K

The Company filed the following Reports on Form 8-K during the quarter ended September 30, 1999:

Report on Form 8-K, filed on July 8, 1999, regarding a press release dated July 7, 1999, relating to the extension of the expiration date of United Pan-Europe Communications N.V.'s tender offer until midnight on Thursday, August 5.

Report on Form 8-K, filed on August 3, 1999, regarding completion of debt offering for financing of United Pan-Europe Communications N.V.'s tender offer.

Report on Form 8-K, filed on August 9, 1999, relating to the termination of United Pan-Europe Communications N.V.'s tender offer.

Report on Form 8-K filed on August 23,1999, relating to a change in control of @ Entertainment, Inc. pursuant to the Merger Agreement with United Pan-Europe Communications N.V.

Report on Form 8-K, filed on September 20, 1999, relating to @ Entertainment's Offer to Repurchase Notes due to a change in control.

Report on Form 8-K, filed on November 3, 1999, relating to the expiration of @ Entertainment's Offer to Repurchase Notes due to a change in control.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              @ ENTERTAINMENT, INC.
                                              /s/ Ray D. Samuelson
                                      ----------------------------------------
                                      Ray D. Samuelson
                                      Director of Finance
                                      And Accounting, Chief Financial Officer,
                                      and Director.


DATE: November 15, 1999