Form 10-K
period 1999-12-31
ENTERTAINMENT INC
filed 2000-03-31
CIK 1041454

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           --------------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                      PURSUANT TO SECTIONS 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER 000-22877
                           --------------------------
                             @ ENTERTAINMENT, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     06-1487156
     (State or Other Jurisdiction               (I.R.S. EMPLOYER OF IDENTIFICATION
    Incorporation or Organization)                             NO.)

          4643 ULSTER STREET                                  80237
              SUITE 1300                                    (Zip Code)
           DENVER, COLORADO
    (Address of Principal Executive
               Offices)

                           --------------------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (303) 770-4001

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                 None                                             None

          Securities registered pursuant to Section 12(g) of the Act:

                                 Not Applicable
                           --------------------------

                                (Title of Class)

    Indicate by check mark (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) ZERO

    The number of shares outstanding of @ Entertainment, Inc.'s common stock as of December 31, 1999, was:

                              Common Stock  1,000

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

       The Registrant meets the conditions set forth in General Instructions
  (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             @ ENTERTAINMENT, INC.
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                                     PAGE NUMBER
                                                                                     -----------
                                             PART I

ITEM 1.                Business....................................................        5

ITEM 2.                Properties..................................................       24

ITEM 3.                Legal Proceedings...........................................       25

                                            PART II

ITEM 5.                Market for Registrant's Common Equity and Related
                       Stockholder Matters.........................................       28

ITEM 6.                Selected Financial Data.....................................       28

ITEM 7.                Management's Discussion and Analysis of Financial Condition
                       and Results of Operation....................................       29

ITEM 7A.               Quantitative and Qualitative Disclosure About Market Risk...       41

ITEM 8.                Financial Statements and Supplementary Data.................       42

ITEM 9.                Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosure....................................       81

                                            PART IV

ITEM 14.               Exhibits, Financial Statement Schedules and Reports on Form
                       8-K.........................................................       83

                                     PART I

    @ Entertainment, Inc., a Delaware corporation which is wholly-owned by United Pan-Europe Communications N.V. ("UPC"), was established in May 1997. References to the "Company" mean @ Entertainment and its consolidated subsidiaries, including Poland Communications, Inc. ("PCI"), Wizja TV Limited (previously At Entertainment Limited) ("Wizja TV Ltd"), MEDIALNE TOWARZYSTWO AKCYJNE S.A., Wizja TV B.V. (previously Sereke Holding B.V.) ("Wizja TV B.V."), Wizja TV Sp. z o.o. ("Wizja TV Sp. z o.o."), Ground Zero Media Sp. z o.o. ("GZM"), At Media Sp. z o.o. ("At Media"), and @Entertainment Programming, Inc. ("@EP").

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will," "may," "shall" and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

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

    The risks, uncertainties and other factors that might cause such differences include, but are not limited to: (i) general economic conditions in Poland and in the pay television business in Poland; (ii) changes in regulations the Company operates under; (iii) uncertainties inherent in new business strategies, including the Company's satellite television business, new product launches and development plans, which the Company has not used before; (iv) rapid technology changes; (v) changes in, or failure or inability to comply with government regulations; (vi) the development and provision of programming for new television and telecommunications technologies; (vii) the continued strength of competitors in the multichannel video programming distribution industry and satellite services industry and the growth of satellite delivered programming;
(viii) future financial performance, including availability, terms and deployment of capital; (ix) the ability of vendors to deliver required equipment, software and services on schedule at the budgeted cost; (x) the Company's ability to and hold and attract qualified personnel; (xi) changes in the nature of strategic relationships with joint ventures; (xii) the overall market acceptance of those products and services, including acceptance of the pricing of those products and services; (xiii) possible interference by satellites in adjacent orbital positions with the satellites currently being used for the Company's satellite television business; and (xiv) acquisition opportunities and (xv) the Company's new ownership structure.

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

    For your convenience, this Annual Report contains certain zloty amounts not derived from the consolidated financial statements which have been translated into U.S. dollars. Readers should not assume that the zloty amounts actually represent such U.S. dollar amounts or could be, or could have been, converted into U.S. dollars at the rates indicated or at any other rate. Unless otherwise stated, such U.S. dollar amounts have been derived by converting from zloty to U.S. dollars at the rate of PLN 4.1483 = $1.00, the exchange rate quoted by the National Bank of Poland at noon on December 31, 1999. This rate may differ from the actual rates in effect during the periods covered by the financial information discussed herein. The Federal Reserve Bank of New York does not certify for customs purposes a noon buying rate for zloty.

ITEM 1. BUSINESS

                                    BUSINESS

GENERAL

    The Company is the leading provider of pay television in Poland and is engaged principally in the provision of cable television services and in the development, packaging and delivery of high-quality programming. Over the past four years, the Company has experienced rapid growth in revenues and subscribers, through acquisitions, through expansion of its own cable and digital satellite direct-to-home ("D-DTH") networks and through the launch of its D-DTH service, resulting in an average increase in revenues of 60% and total subscribers of 34% per year. The Company has also increased its average revenue per subscriber by 11% per year during the past three years.

    On June 5, 1998, the Company launched its Wizja TV programming package, originally consisting of 11 channels of primarily Polish-language programming, over its cable networks. The Company believes that Wizja TV has provided it with a significant competitive advantage for attracting new subscribers and increasing revenue per subscriber. Wizja TV will also be sold on a wholesale basis to other cable operators in Poland.

    In order to reach television households in Poland, which it did not expect to cover with its cable networks, on September 18, 1998 the Company launched a complementary D-DTH service allowing subscribers to receive Wizja TV via a satellite dish. The Company's multi-channel Polish-language D-DTH service was the first D-DTH service available in Poland. The Company has entered into an agreement with Philips Business Electronic B.V. to supply the reception systems which include a satellite dish, digital set top box and related hardware, and to distribute the Company's D-DTH service through the Philips retail network in Poland. As of December 31, 1999, the Company had sold and installed approximately 254,000 of these packages to consumers. With the launch of the Company's D-DTH service, the Company has started the transmission of Wizja TV, which currently consists of 24 channels (of which 17 are primarily Polish language), on both its D-DTH system and its cable networks.

    On June 2, 1999, the Company entered into an Agreement and Plan of Merger with United Pan-Europe Communications N.V. ("UPC"), whereby UPC and its wholly-owned subsidiary, Bison Acquisition Corp. ("Bison"), initiated a tender offer to purchase all of the outstanding shares of the Company in an all cash transaction valuing the Company's shares of common stock at $19.00 per share.

    The tender offer, initiated pursuant to the Agreement and Plan of Merger with UPC and Bison, closed at 12:00 midnight on August 5, 1999. On August 6, 1999, Bison reported that it had accepted for payment a total of 33,701,073 shares of the Company's common stock (including 31,208 shares tendered pursuant to notices of guaranteed delivery) representing approximately 99% of the Company's outstanding shares of common stock (the "Acquisition"). In addition, UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of the Company and acquired all of the outstanding warrants and stock options.

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

CABLE TELEVISION

    The Company operates the largest cable television system in Poland with approximately 1,756,000 homes passed and approximately 1,024,000 total subscribers as of December 31, 1999. The Company's cable subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland, including those cities which the Company believes provide the most favorable demographics for cable television in the country. The Company believes that additional subscriber growth can be achieved through a combination of increased penetration, new network expansion and acquisitions. The Company's cable television networks have been constructed with the flexibility and capacity to be cost-effectively reconfigured to offer an array of interactive and integrated entertainment, telecommunications and information service.

REGIONAL CLUSTERS

    The Company has established five regional clusters for its cable television business encompassing eight of the ten largest cities in Poland, which the Company believes, are among those with the strongest economies and most favorable demographics for cable television in the country. The following table illustrates certain operating data of each of the Company's existing regional clusters.

              OVERVIEW OF THE COMPANY'S EXISTING CABLE SYSTEMS(1)

                                                                                                       AVERAGE MONTHLY
                                                                                                     SUBSCRIPTION REVENUE
                                                                        BASIC AND      BASIC AND          PER BASIC
                                                            TOTAL      INTERMEDIATE   INTERMEDIATE        SUBSCRIBER
REGION                      TOTAL HOMES   HOMES PASSED   SUBSCRIBERS   SUBSCRIBERS    PENETRATION         (USD) (2)
------                      -----------   ------------   -----------   ------------   ------------   --------------------
North.....................     574,000       420,890        295,053      228,943         54.39%              6.98
South.....................     400,000       181,890         86,989       74,757         41.10%              7.50
Central...................     920,000       425,248        242,963      164,852         38.77%              7.74
West......................     624,000       234,315        123,934      111,421         47.55%              6.15
Katowice..................   1,200,000       493,255        274,884      203,001         41.16%              7.14
                             ---------     ---------      ---------      -------         -----               ----
  TOTAL...................   3,718,000     1,755,598      1,023,823      782,974         44.60%              6.68
                             =========     =========      =========      =======         =====               ====

------------------------

(1) All data at or for the year ended December 31, 1999.

(2) Represents a weighted average for the Company based on the total number of basic subscribers at December 31, 1999.

ACQUISITIONS

    The Company regularly evaluates potential acquisitions of cable networks. The Company currently has no definitive agreement with respect to any material acquisition, although from time to time it has discussions with other companies and assesses opportunities on an ongoing basis. The Company may be required to apply for the approval of the Polish Anti-Monopoly Office with respect to any acquisitions it wishes to consummate. The Company's ability to enter into definitive agreements relating to material acquisitions and their potential terms, as well as its ability to obtain the necessary anti-monopoly approvals, cannot be assured.

SERVICES AND FEES

    The Company charges cable television subscribers an initial installation fee and fixed monthly fees for their choice of service packages and for other services such as premium channels and rental of remote control devices. Throughout its cable television systems, the Company currently offers three packages of cable television service: basic ("basic package"), broadcast ("broadcast package") and intermediate ("intermediate package") packages of service in selected areas of Poland. On December 31, 1999, approximately 732,800 or 71.6% of the Company's subscribers received the basic package, approximately 50,200 or 4.9% received the intermediate package and approximately 240,800 or 23.5% received the broadcast package of service.

    BASIC PACKAGE. The basic package includes approximately 30 to 70 channels. This package generally includes all Polish terrestrial broadcast channels, most major European satellite programming legally available in Poland, regional and local programming and, on most of its cable networks, Wizja TV, including the Company's proprietary Polish-language channel, Atomic TV. The Company's basic package offerings vary by location. With the launch of Wizja TV across the Company's cable networks on June 5, 1998, all of the Wizja TV programming became part of the basic package except for the HBO Poland service, a Polish-language premium movie channel owned in part by Home Box Office and, since September 18, 1999, Wizja Sport, a Polish-language premium sport channel.

    INTERMEDIATE PACKAGE. The intermediate package includes approximately 17 to 24 channels. This package is offered for monthly fees equal to approximately one-half of the amount charged for the basic package. The intermediate package is designed to compete with small cable operators on a basis of price, using a limited programming offering. The Company's intermediate package offerings vary by location.

    BROADCAST PACKAGE. The broadcast package includes 6 to 12 broadcast channels with clear reception for monthly fees, which are substantially less than the amounts charged for the intermediate package.

    PREMIUM AND OTHER SERVICES. For an additional monthly charge, certain of the Company's cable networks currently offer two premium television services--the HBO Poland service (a Polish-language premium movie channel owned in part by Home Box Office) and, since September 18, 1999, Wizja Sport, a Polish-language premium sport channel. The Company plans to create additional pay-per-view channels that will also be offered to cable customers for an additional charge.

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

    PRICING STRATEGY. Prior to December 1996, the Company's cable television pricing strategy was designed to keep its profit margin relatively constant in U.S. dollar terms in more mature systems and to increase rates in more recently acquired or rebuilt systems. The Company has historically experienced annual churn rates of less than 10%, and has been able to pass on the effects of inflation through price increases. For the year ended December 31, 1999, the churn rate was 21.5%, though it would have been 18.5% had the Company not decided to reclassify another 20,556 subscribers to the intermediate tier. This pricing strategy commenced in January 1997 and is designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. dollar terms. The Company expects that it will continue to experience churn rates above historical levels during the implementation of its current pricing strategy. The Company expects to offer promotional incentives in certain areas of the country from time to time in connection with its marketing.

    Cable television subscribers are billed monthly in advance and, as is customary in Poland, most of the Company's customers pay their bills through their local post office or bank. The Company has strict enforcement policies to encourage timely payment. Such policies include notices of late payment, visits from service personnel, and ultimately, disconnection for nonpaying customers
60 days after a bill becomes past due. The Company's system architecture in most networks enables it to promptly shut off service to nonpaying customers and is designed to reduce non-authorized use of its cable systems. The Company's bad debts expense has historically averaged approximately 2.7% of revenue.

TECHNOLOGY AND INFRASTRUCTURE

    The Company believes the fiber-optic cable television networks that it has constructed, which serve approximately 692,000 of its subscribers, are among the most technologically advanced in Poland and are comparable to modern cable television networks in the U.S. All of the Company's networks that have been constructed by the Company have bandwidths of at least 550 MHz. New portions of the networks, which are currently being constructed, are being designed to have minimum bandwidths of 860 MHz. The Company's goal is to upgrade any portions of its cable television networks that have bandwidths below 550 MHz (generally acquired from other entities) to at least 860 MHz in an effort to reduce the number of satellite receivers and parts inventory required in the networks by the end of 2000. The Company uses fiber-optic and coaxial cables, electronic components and connectors supplied by leading Western firms in its cable television networks.

    The Company has been able to avoid constructing its own underground conduits in certain areas by entering into a series of agreements with regional and local branches of the Polish national telephone company (known in the Polish telecommunications industry as "TPSA") which permit the Company to use TPSA's conduit infrastructure for an indefinite period of time or for fixed periods up to 20 years. The Company also has agreements to undertake joint construction with another company for new conduits in certain areas. These agreements represent a major advantage to the Company since they permit the Company to minimize the costly and time-consuming process of building new conduit infrastructure where TPSA conduit infrastructure exists and provide for joint construction with TPSA and other utilities of conduit infrastructure where none currently exists. As of December 31, 1999, approximately 81% of the Company's cable television plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA allows for termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause.

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

    As of December 31, 1999, TPSA was legally entitled to terminate conduit agreements covering approximately less than 1% of the Company's subscribers as a result of the Company's failure to comply with certain terms of its conduit agreements with TPSA. Any termination by TPSA of such contracts could result in the Company losing its permits, the termination of agreements with co-op authorities and programmers, and in inability to service customer with respect to areas where its networks utilize the conduits that were the subject of such TPSA contracts.

    In addition, some conduit agreements with TPSA provide that cables can be installed in the conduit only for the use of cable television. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits.

D-DTH

    The Company has expanded its distribution capacity with the launch of its D-DTH broadcasting service for Poland. The programming provided is Wizja TV. The Company's multi-channel Polish-language D-DTH service, which was the first D-DTH service available in Poland, is being broadcast to Poland from its transmission facilities in Maidstone, U.K. As of December 31, 1999, the Company distributed to Philips' authorized retailers approximately 294,000 D-DTH packages. As of December 31, 1999, the Company had sold and installed approximately 254,000 of these packages to consumers. However, due to technical problems that Philips had with a component of the decoder, the Company faced a backlog in decoder deliveries in the fourth quarter of 1999 of approximately 48,000 decoders, all of which the Company believes would have been sold if the Company had received those decoders.

SERVICES AND FEES

    The Company began broadcasting to Poland from its transmission facilities in Maidstone, U.K. and retransmitting Wizja TV across its cable networks on June 5, 1998, and on its D-DTH system on a limited basis on July 1, 1998, and on a full-scale basis on September 18, 1998.

    The Company expects to be able to offer event pay per view service to its D-DTH subscribers by late 2000. The Company also expects to offer certain recently released feature films and sports and other live events on such a service.

    The Company currently charges its D-DTH subscribers a monthly fee of approximately $12 for all channels (other than any premium channels). Subscribers to the Company's premium channels pay $5 per month for the HBO Poland service and Wizja Sport.

TECHNOLOGY AND INFRASTRUCTURE

    The Company's D-DTH service is encoded, processed, compressed, encrypted, multiplexed (i.e., combined with other channels), modulated (i.e., applied to the designated carrier frequency for transmission to satellite) and broadcast from Maidstone, U.K. to Astra satellites in geosynchronous orbits ("uplinked"). The satellites receive, convert and amplify the digital signals and retransmit them to earth in a manner that allows individual subscribers to receive and be billed for the particular program services to which they subscribe.

    TRANSMISSION AND UPLINK FACILITIES. The channels available on the Company's D-DTH service include the Company's own proprietary channels and channels from third parties originating from a number of sources in Poland, the U.K. and elsewhere. Most of the tailoring of programs for the local market ("localization") to be undertaken by the Company, which will principally consist of adding voice or dubbing into Polish for the Company's proprietary channels on Wizja TV, will occur in Poland. For most of the channels on Wizja TV, localization, editorial control and program packaging will be the responsibility and at the cost of the channel supplier. The channels provided by third parties will be delivered in tape format, through a landline or will be backhauled (i.e., transmitted via satellite or other medium) to the Company's transmission facility in Maidstone for broadcasting to Poland.

    The Company has a 5-year contract with British Telecommunications plc ("BT") for the provision and maintenance of uplink equipment at Maidstone. Other than the BT uplink equipment, the Company owns all the required broadcasting equipment at its facility in Maidstone. The Company's programming is currently transmitted to the Company's transponders on Astra satellites 1E and 1F.

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

    Philips provides the following critical components and services used in the Company's D-DTH satellite transmission system and is the primary point of contact for subscribers to the Company's D-DTH service:

    - the Philips' digital integrated receiver decoders;

    - a smartcard-based proprietary conditional access system which uses Philips CryptoWorks-Registered Trademark- technology;

    - a satellite receiving dish and related equipment;

    - installation; and

    - support services.

    The Company's agreement with Philips provides for the following:

    - Philips will be the exclusive supplier of the first 500,000 D-DTH reception systems in connection with the launch of the Company's D-DTH business in Poland.

    - Philips has granted the Company an exclusive license of its CryptoWorks-Registered Trademark- technology in Poland for the term of the agreement, which will terminate when the Company has purchased 500,000 D-DTH reception systems from Philips, unless terminated earlier in accordance with the terms of the agreement or extended by mutual consent of Philips and the Company.

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

    The delivery of subscription programming requires the use of encryption technology to prevent signal theft or "piracy." Although the Company expects its conditional access system, subscriber management system and smartcard system to adequately prevent unauthorized access to programming, there can be no assurance that the encryption technology to be utilized in connection with the Company's D-DTH system will remain effective.

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

    In March 1997, the Company entered into contracts with Societe Europeenne des Satellites S.A. ("SES") for the lease of three transponders on two satellites, Astra 1E and 1F. The leases for the one transponder on the Astra 1E satellite and two transponders on the Astra 1F satellite will expire in 2007. All three transponders are currently operational and available to the Company. Aggregate charges for each transponder are capped at $6.75 million per year for each transponder and approximately $162.0 million for all three transponders for the remaining term of the contracts remaining after December 31, 1999. The Company's transponder leases provide that the Company's rights are subject to termination in the event that SES's franchise is withdrawn by the Luxembourg Government.

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

WIZJA TV PROGRAMMING PACKAGE

    Sport events were initially carried on Wizja Jeden or Twoja Wizja, and they have been carried on Wizja Sport since its launch on September 18, 1999. Wizja Sport provides approximately 10 hours of local and international sporting events per day. The Company believes that Wizja Sport is the first channel in the Polish market principally dedicated to Polish sports programming. The Company's ability to broadcast certain of these sporting events on an exclusive basis may be limited by pending regulatory changes.

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

    The Company has purchased exclusive rights from third parties for programming on 9 of the current 24 channels on Wizja TV. In some of the agreements, however, the channel supplier may terminate the agreement and/or eliminate the exclusivity rights if the Company does not achieve specified milestones for subscriber numbers by certain specified dates. In addition, most of the agreements impose certain restrictions on the tiering of the particular channel, which will limit the flexibility of the Company in determining program tiering in the future, and also include provisions whereby the Company agrees to indemnify the channel supplier against any claims, including claims made by governmental authorities, resulting from the exclusive nature of the rights granted or from the tiering restrictions. Some of the agreements require payments based on a guaranteed minimum number of subscribers, and some require payments at the time of execution. On December 31, 1999, the Company was committed to pay approximately $214.0 million in guaranteed minimum payments over the next seven years in respect of broadcasting and programming agreements, of which approximately $55.6 million was committed through the end of 2000. In addition, the Company is continuing to negotiate additional agreements with channel and program suppliers and sports rights organizations, which agreements if consummated may require the Company to pay additional guaranteed minimum payments and/or payments at the time of execution. In most of the Company's programming agreements, the channel supplier, at its own expense, must localize its programming into the Polish language prior to the launch of Wizja TV. In most of its programming agreements, the Company is required to make payments to the channel supplier on a monthly basis based on the number of subscribers to whom the programming is made available.

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

PROPRIETARY PROGRAMMING

    Wizja TV contains four channels, Atomic TV, Wizja Jeden, Wizja Pogoda and Wizja Sport, that are owned and operated by the Company. The Company intends to create additional proprietary channels, to be added to the Wizja TV line-up. In addition, the Company has established and intends to continue to establish entities to engage in the production of programming either to be included on the Company's proprietary channels, or to be licensed to the Company for distribution as part of the Wizja TV line-up.

    In addition, the Company is developing Wizja Jeden as the primary channel for entertainment. Wizja Pogoda as the weather channel, and Wizja Sport as the sports channel for its programming platform. Wizja Jeden offers a wide range of Polish-language programming, including full-length feature films, music, lifestyle and childrens' programs, Wizja Sport offers a wide range of international and Polish sports events.

    In November 1997, the Company purchased 50% of WPTS Sp. z o.o. ("Twoj Styl"), a Polish company producing, among others, the leading Polish lifestyle magazine. The Company outsourced the publishing of a TV guide for its subscribers to Twoj Styl.

    In February 1998, the Company purchased, for approximately $500,000, an option to buy a 50% plus one share interest in "Polonia" Sportowa S.A., a soccer club in Poland. The purchase option expired in February 1999 and the Company has no intention of extending this option.

    PREMIUM TELEVISION CHANNELS. The Company has introduced its own premium channel as well as premium channels supplied by third parties. On September 18, 1999 the Company introduced Wizja Sport as a premium channel. The Company has also introduced a Polish-language version of premium movie channels to its cable subscribers for an additional monthly fee. Currently, two premium movie channels are available in Poland, Canal+ and the HBO Poland service. Both feature movies and also carry, or will carry, live sports and other entertainment. The Company has distributed Canal+ on a non-exclusive basis on some of its cable networks since entering into a preliminary distribution agreement with Canal+ in October 1995.

    The Company has signed agreements for the exclusive distribution on its D-DTH system, and non-exclusive distribution across its cable networks, for the HBO Poland service, a Polish-language premium movie channel owned in part by Home Box Office. HBO currently has exclusive rights in Poland to movies from Warner Bros., Columbia TriStar International Television and Buena Vista International.

    The HBO Poland service was launched on the Company's cable network in September 1996. The Company began distribution of the HBO Poland service in Warsaw in April and in Gdansk and Krakow in May 1997, and rolled out this service to most of the Company's remaining cable systems by the end of 1997. The HBO Poland service was launched on the Company's D-DTH system in July 1998. The Company has offered and continues to offer the HBO Poland service on a promotional basis to D-DTH subscribers for a period of three months and offers the HBO Poland service to its cable subscribers through promotional campaigns. However, after this promotional period, the Company charges approximately $5.29 per month for this service. Only a limited number of subscribers continue the HBO Poland service past the expiration of the promotional period.

    Wizja Sport was launched on the Company's D-DTH and Cable systems on September 18, 1999.

    ADVERTISING

    In October 1998, the Company established At Media Sp. z o.o. in Poland a wholly-owned subsidiary, to develop advertising opportunities for the Wizja TV programming package. At Media, currently offers commercial airtime on 12 of the Company's 24 channels on Wizja TV to major advertising agencies and advertisers in the Polish market.

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

    In addition, certain of the Company's competitors or their affiliates have greater experience in the cable television industry and have significantly greater resources (including financial resources and access to international programming sources) than the Company. The largest competitors of the Company in Poland include Elektrim S.A., which owns at least two cable systems (including Aster City Cable Sp. z o.o.) and Multimedia Polska S.A., a Polish entity. In addition, the Company understands that a number of cable operators in Poland (led by Bresnan Communications) have formed, or are in the process of forming, a consortium for the joint creation and production of Polish-language programming.

    The Company's cable television business also competes with companies employing other methods of delivering television signals to the subscribers, such as terrestrial broadcast television signals and A-DTH television services, and with a multi-channel multi-point distribution system and D-DTH services (including the Company's own D-DTH service).

    D-DTH. The Company's D-DTH business will compete with traditional third party cable systems, and terrestrial broadcast and analog direct-to-home ("A-DTH") services as well as other potential D-DTH and MMDS services. TKP, which is partially owned by Canal+ S.A., currently offers a single channel Polish-language pay television service (including A-DTH). TKP, in conjunction with other Polish broadcasting entities such as Polsat S.A. (a Polish private broadcaster), Telewizja Polska S.A. (the Polish national public broadcaster), Polskie Media S.A. (a Polish regional broadcaster) and Aster City Cable (a Warsaw-based cable television operator), launched a multi-channel D-DTH service in Poland in November 1998 under the name Cyfra+.

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

TRADEMARKS

    The Company, either itself or through its subsidiaries, has filed or is in the process of filing for registration of its various trademarks. The PTK logo was registered for use in connection with television and programming services in July 1997. Trademark applications are pending in Poland for other variations of PTK trademarks. Also, numerous trademark applications have been filed in Poland for the various Wizja trademarks, including but not limited to Atomic TV, Wizja, Wizja TV and Wizja Jeden logos. Additional applications for other Wizja trademarks and related trademarks will be filed in Poland in the near future.

EMPLOYEES

    At December 31, 1999, the Company had approximately 1,257 permanent full-time employees and approximately 47 part-time employees. In addition, as of that date the Company employed approximately 35 salesmen who received both commissions and a nominal salary, and from time to time the Company employs additional salesmen on an as needed, commission only basis. The Company expects that certain functions, such as satellite transmission and receiving and program production, will be performed by employees of third parties pursuant to medium-and long-term service agreements with the Company. In a division of one of the Company's subsidiaries, a trade union, which has approximately 7 members, was formed in mid-1999. The Company believes that its relations with its employees are good.

                                   REGULATION

    The Company is subject to regulation in Poland, the U.K. and the European Union

POLAND

GENERAL

    The operation of cable and digital satellite direct-to-home broadcasting ("D-DTH") television systems in Poland is regulated under the Polish Communications Act of 1990 (the "Communications Act") and the Polish Radio and Television Act of 1992 (the "Television Act"). These are regulated by:

    --The Polish Minister of Communications;

    --The Polish State Agency of Radio Communications ("PAR"); and

    --The Polish National Radio and Television Council (the "Council").

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

    Poland is in the process of negotiating its membership in the EU. In connection with this process, Poland has started to adjust its legal system to EU requirements and currently is in the process of revising its telecommunications, broadcasting and copyright regulation. Proposed legislation regarding those regulations is currently being discussed in the Polish Parliament.

    With one exception, all of the Wizja proprietary channels and all channels on the Wizja platform are currently licensed in the United Kingdom by the Independent Television Commission as satellite television services. As such, they are then retransmitted under the European Convention on Transfrontier Broadcasting to Poland and then distributed via cable and D-DTH in Poland. As its regulatory regime develops, Poland may seek to regulate the reception of D-DTH signals. Poland's regulatory environment is undergoing constant change. The Company does not know how such change will impact its business.

COMMUNICATIONS ACT

    PERMITS. The Communications Act and the required permits issued by PAR set forth the terms and conditions for providing cable television services.

    If a cable operator breaches the terms of its permits or the provisions of the Communications Act, or if such operator fails to acquire permits covering areas serviced by its networks, PAR can impose penalties on such operator, including:

    --fines;

    --the revocation of all permits covering the cable networks where such breach occurred; and

    --the forfeiture of the cable operator's cable networks.

    In addition, the Communications Act provides that PAR may not grant a new permit to, or renew an expiring permit held by, any applicant that has had, or that is controlled by an entity that has had, a permit revoked within the previous five years.

    The Company will be required to obtain additional permits from the Minister of Communications to offer other telecommunications services such as internet access or broadband transmission services.

    FOREIGN OWNERSHIP RESTRICTIONS. The Communications Act provides that permits may only be issued to and held by Polish citizens, or companies in which foreign persons hold no more than 49% of the share capital, ownership interests and voting rights. In addition, a majority of the management and supervisory board of any cable television operator holding permits must be comprised of Polish citizens residing in Poland. These restrictions do not apply to any permits issued prior to July 7, 1995. If the Polish regulatory authorities were to conclude that the Company's ownership or distribution structure is not in compliance with Poland's regulatory restrictions on foreign ownership, the Company could be forced to incur significant costs in order to bring its ownership structure and distribution system into compliance with the applicable regulations and the Company may be forced to dispose of its ownership interests in various entities.

    THE COMPANY'S PERMITS AND NEW CORPORATE ORGANIZATIONAL STRUCTURE. Prior to the creation of PAR and the permit system, one of the Company's subsidiaries, Polska Telewizja Kablowa S.A. ("PTK S.A."), received a license to operate cable television systems in Warsaw, Krakow and the areas surrounding these cities under the Polish Foreign Commercial Activity Act.

    To comply with the foreign ownership requirements discussed above in areas that are not covered by the licenses currently held by PTK S.A., the Company is in the process of creating a new entity, Polska Telewizja Kablowa Operator Sp. z o.o. ("PTK Operator"), which will own and/or operate the Company's new or existing cable networks whose permits are subject to the foreign ownership restrictions discussed above. The Company's subsidiary will hold a 47% ownership stake in PTK Operator while the remaining 53% will be held by a Polish entity. PCI will, in turn, hold 49% of the Polish entity, and the remaining 51% interest in the Polish entity is expected to be owned by a Polish company. The Company believe that this ownership and operating structure complies with the requirements of Polish law. PAR has granted permits to the Company and its competitors, based on the lease of assets, for networks using an ownership and operating structure substantially similar to the one described above.

    Specifically, subsidiaries of the Company have received approximately 106 permits from PAR, covering approximately 674,200 of the Company's approximately 732,000 basic subscribers at December 31, 1999, including approximately 11,700 subscribers for whom the Company's permits are deemed extended under Polish law pending PAR's response to the Company's permit renewal applications. However, certain subsidiaries of the Company do not have valid permits covering certain of the areas in which it operates cable networks. Of the approximately 64,200 basic subscribers at December 31, 1999 located in areas for which subsidiaries of the Company do not currently have valid permits, approximately 78% are located in areas serviced by recently acquired or constructed cable networks for which permit applications cannot be made until all permit requirements are satisfied (including obtaining agreements with cooperative authorities and the upgrade of the acquired network to meet technical standards where necessary and satisfying foreign ownership limitations), and approximately 22% are located in areas serviced by networks for which subsidiaries of the Company have permit applications pending. These subsidiaries of the Company have 9 permit applications pending. There can be no assurance that PAR will issue any or all of the Permits for which such subsidiaries have applied.

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

    REGISTRATION OF PROGRAMMING. Under the Television Act, cable television operators must register each channel and the programming, which will be aired on that channel with the Chairman of the Council prior to transmission. The Company's subsidiaries have registered most of the programming that they transmit on their cable networks, except programming transmitted on networks for which they do not have permits. The Chairman of the Council may revoke the registration of any of the Company's programming, or may not register all additional programming that the Company desires to transmit over the Company's networks. In addition, the Council may take action regarding unregistered programming that the Company transmits over cable networks for which the Company does not yet have PAR permits. This pertains to areas for which permit applications cannot be made until all permit requirements are satisfied (including obtaining agreements with the cooperative authorities, upgrading of the acquired networks to meet technical standards where necessary and satisfying foreign ownership limitations). Such actions could include the levying of monetary fines against the Company, and the seizure of equipment involved in transmitting such unregistered programming as well as criminal sanctions against the Company's subsidiaries' management. These actions could have a material adverse effect on the Company's business, financial condition and results of operations.

    RESTRICTIONS ON FOREIGN OWNERSHIP OF POLISH BROADCASTERS. The Television Act provides that programming may be broadcast in Poland only by Polish entities in which foreign persons hold no more than 33% of the share capital, ownership interest and voting rights. In addition, the Television Act provides that the majority of the management and supervisory boards of any company holding a broadcasting license must be comprised of Polish citizens residing in Poland. Companies that engage in broadcasting in Poland are required to obtain a broadcasting license from the Chairman of the Council under the Television Act. The Council may revoke a broadcasting license for, among other things:

    --violations of the Television Act;

    --violations of the terms of the broadcasting license; or

    --violations of restrictions on foreign ownership of broadcasters.

REQUIREMENTS CONCERNING PROGRAMS BROADCAST FROM OUTSIDE OF POLAND.

    The Television Act does not include regulations directly applicable to the broadcasting of programs being broadcast from abroad and received in Poland. Specifically, there are no regulations in force concerning satellite broadcasting of a program directed to a Polish audience if the transmission to the satellite for the broadcasting of such program is made by a foreign broadcaster from outside of Poland. The Company believes that the Television Act does not apply to such broadcasting and that such activity is not subject to Polish broadcasting requirements. A subsidiary of Canal + has filed suit against HBO Polska Sp. z o.o. and certain Polish cable operators (including the Company's subsidiaries) alleging violations of the Television Act in connections with HBO's broadcasting activity from outside of Poland.

    The Company has established and intends to continue to establish entities to engage in the development and production of Polish-language thematic television programming outside of Poland. While all of the content and programs which the Company distributes across its cable networks and its D-DTH system are distributed via satellite systems which are located outside of Poland, much of the programming is produced or assembled entirely in Poland. The Company believes that the ownership structure of its entities, as well as its operating strategy, are not subject to Poland's regulatory restrictions on foreign ownership, licensing requirements, restrictions and regulations on the operation of cable networks and the broadcasting of programming.

    If the Polish regulatory authorities determine otherwise, the Company would be required to:

    --secure additional licenses from the Chairman of the Council and permits from PAR;

    --modify the nature and content of its programming;

    --pay fines or other penalties for lack of compliance with these regulations; and

    --comply with Polish regulations governing ownership structure and the production and transmission of programming across a D-DTH system.

COPYRIGHT PROTECTION

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

    The rights of Polish copyright holders are generally enforced by organizations for collective copyright administration and protection such as Zwiazek Autorow i Kompozytorow Scenicznych ("ZAIKS") and Zwiazek Artystow Scen Polskich ("ZASP"), and can also be enforced by the holders themselves. Most of the Company's cable subsidiaries operate under a contract with ZASP and all of its cable subsidiaries operate under a contract with ZAIKS. A violation of the Copyright Act by a cable television operator also constitutes a violation of the Communications Act and of the operator's permits. See "--Television Act" for a discussion of the penalties and consequences associated with violations of the Television Act and "--Communications Act" for a discussion of the penalties and consequences associated with violations of the Communications Act and of a television operator's permits. In addition, currently proposed legislation regarding copyrights may increase the rights of organizations for collective administration of copyrights. Adoption of the amendments in the proposed version could potentially lead to a significant increase of fees to be paid by broadcaster to authors and performers.

    The Company is currently negotiating with several copyright collecting societies in both the United Kingdom and Poland in relation to obtaining appropriate copyright licenses for the Wizja owned channels.

ANTI-MONOPOLY ACT

    EXCLUSIVE PROGRAMMING AGREEMENTS. Many of the programming agreements that the Company has entered into for its cable networks and its D-DTH service contain exclusivity clauses which restrict or prohibit the provider of such programming from providing such programming to other cable or D-DTH operators. Although such exclusivity clauses are not specifically prohibited under the Anti-Monopoly Act, such agreements may be found unlawful, and therefore unenforceable, if they restrict or hinder competition or otherwise involve the abuse of a dominant position. A decision by the Anti-Monopoly Office to deem one or more of these programming agreements as void due to the fact that it contains an illegal exclusivity clause could have a material adverse effect on the Company's business and financial results in that such a decision would potentially reduce the commercial value of these contracts and could reduce the consumer of appeal of the programming offered on the Company's cable networks and its D-DTH system.

    MARKET DOMINANCE. Companies that obtain control of 40% or more of the relevant market and do not encounter significant competition may be deemed to have market dominance, and therefore face greater scrutiny from the Anti-Monopoly Office.

    From time to time, the Company receives inquiries from and are subject to review by various divisions of the Anti-Monopoly Office.

    RECENT ANTI-MONOPOLY OFFICE FINDINGS WITH RESPECT TO THE COMPANY AND ITS SUBSIDIARIES. In mid 1998, the Anti-Monopoly Office issued a decision that PCI, the Company's major cable operating subsidiary, had achieved a dominant position and abused that dominant position in one of the areas in which it operates by moving certain satellite channels to a different frequency. A number of PCI's subscribers, whose television sets are not equipped to receive the new frequency, received several different channels to replace the channels which had been moved. The Company appealed both the finding of dominance and the finding that PCI acted improperly by moving certain channels to the new frequency. In late 1998, the Anti-Monopoly Court modified the Anti-Monopoly Office's decision by ruling that PCI had abused its dominant position by moving certain channels to the new frequency without termination of its agreements with subscribers whose television sets are not equipped to receive the new frequency. The Anti-Monopoly Court did not impose a fine on the Company or its subsidiaries. The Company estimates that less than 1% of its subscribers in the area under review have such television sets and would be affected by the ruling if, in the future, the Company finds it necessary for technical reasons to move channels to another frequency. The Company is appealing both the finding of dominance and the finding that the Company must terminate some of its agreements with certain subscribers before moving channels to another frequency.

    In another market, the Anti-Monopoly Office recently issued a decision that PCI had achieved a dominant position and abused that dominant position by:
(1) failing to create a uniform system for customer complaints, (2) increasing rates without providing subscribers a detailed basis for the price increases, and (3) changing the programming line-up without sufficient notice to subscribers. The Anti-Monopoly Office did not impose a fine in connection with its decision. The Company appealed both the finding of dominance and the finding that it acted improperly in its relations with subscribers. In a recent decision, the Anti-Monopoly Court agreed with the Company's position and overturned the Anti-Monopoly Office's decision. The Anti-Monopoly Office is appealing the Anti-Monopoly Court's decision.

    In another market, the Anti-monopoly Office recently issued a decision that PCI had achieved a dominant position and abused that dominant position by issuing an offer for the extended basic package in a certain form. The Anti-Monopoly Office imposed a fine of 26,700 zloty (the equivalent of $6,436). The Company is appealing both the finding of dominance and finding that the form of its offer to subscribers was improper. The case is suspended pending the outcome of the Polish Supreme Court's ruling on the Anti-Monopoly Office's appeal in another case.

    In another market, the Anti-Monopoly issued a decision that PCI had achieved a dominant position and abused that dominant position by: increasing rates without providing subscribers a detailed basis for the price increases; and changing the programming offer. The Anti-Monopoly Office imposed a fine of 50,000 zloty (the equivalent of $12,053). The Company is appealing both the finding of dominance and the finding that it acted improperly in its relations with subscribers.

UNITED KINGDOM

BROADCASTING REGULATION

    Most of the channels in the Company's D-DTH service are regulated by U.K. authorities (primarily the Independent Television Commission) as satellite television services ("STS"). Under the U.K. Broadcasting Act 1990 (the "Broadcasting Act"), satellite broadcasters established in the U.K. are required to obtain an STS license. Wizja TV Limited has received an STS license for Atomic TV, Wizja 1, Twoja Wizja, Wizja Sport, and Wizja Pogoda. For most of the other channels on Wizja TV, the relevant channel supplier is required to obtain an STS license from the Independent Television Commission. The Independent Television Commission has wide discretion to vary the conditions of licenses issued under the Broadcasting Act or amend its codes (including codes on electronic programming guides, advertising sponsorship and content) to which U.K.-licensed broadcasters are subject. Under the terms of its Astra transponder agreements, the Company cannot carry programming if the channel supplier does not have a valid broadcast license for that programming. An STS license is issued for an initial period of 10 years but can be renewed.

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

    In issuing STS licenses, the Independent Television Commission follows the "establishment" test set out in the EU's Television Without Frontiers Directive which provides that each (European Union "EU") broadcaster should be regulated primarily by the authorities in the member state of the EU where that broadcaster is established, without regard to the country or countries within the EU in which its transmits signal is received. Meanwhile, the 1989 European Convention on Transfrontier Television currently provides that the country in which a broadcaster transmits its programming to a satellite (or the country which grants the broadcast frequency or satellite capacity) has jurisdiction over that broadcaster. However, the 1989 European Convention on Transfrontier Television was recently amended and if this amendment is implemented, the 1989 European Convention on Transfrontier Television would conform to the "establishment" test and authorities in a receiving state should have less right to seek to regulate a broadcaster whose services are intended to be received in that state. In the event of inconsistency between the Television Without Frontiers Directive and the 1989 European Convention of Transfrontier Television, the provisions of the directive apply in member states of the EU (e.g. the U.K.).

REGULATION OF COMPETITION

    In the U.K., the Competition Act 1998 ("CA 1998") came into force on
March 1, 2000 and repeals the Respective Trade Practices Acts 1976 and 1977, the Resale Prices Act 1976 and certain parts of the Competition Act 1980. It introduces into U.K. law a system of controls based on EC competition law. Anti-competitive agreements and conduct amounting to the abuse of a dominant position are prohibited (closely following Articles 81 and 82).

    The CA 1998 provides the Director General of Fair Trading ("DGFT") with enhanced powers to investigate potential anti-competitive agreements and conduct, including the power to require the production of any document or other information which the DGFT considers relevant to the investigation and wide powers of entry and search. The DGFT can impose fines for the infringement of the CA of up to 10 per cent of U.K. turnover per annum for each year of infringement, up to a maximum of three years. Competition rulings made by the DGFT are subject to appeal to the Competition Commission and Restrictive Practices Court. Wizja TV Limited is not involved in any current proceedings relating to competition law before the U.K. courts nor are any investigations which involve the Company underway before any authority exercising powers under the CA 1998. For a more detailed description of Articles 81 and 82, see the discussion in "--European Union--Regulation of Competition".

EUROPEAN UNION

BROADCASTING REGULATION

    TELEVISION WITHOUT FRONTIERS DIRECTIVE. The Television Without Frontiers Directive sets forth the following basic principles for the regulation of broadcasting activity in the EU:

    --Each EU broadcasting service should be regulated by the authorities of one member state (the "home member state") and some minimum standards should be required by each member state of all broadcasting services which that state's authorities regulate. (The U.K., which is regarded as the Company's "home member state" for the purposes of its D-DTH services because Wizja TV Limited is established in the U.K. and is the licensed broadcaster of its proprietary channels, has adopted a variety of statutory and administrative measures based on the Directive to give effect to the requirements of the Directive.)

    --Each member state is required to ensure "where practicable and by appropriate means" that broadcasters reserve "a majority proportion of their transmission time" for European works (excluding time covering news, sports events, games, advertising, teleshopping and teletext services). The Directive does not define the term "where practicable and by appropriate means" and its precise ambit is unclear.

    --Each member states is required to ensure "where practicable and by appropriate means" that broadcasters reserve at least 10% of their transmission time (excluding time covering news, sports events, games, advertising, teleshopping and teletext services) or, at the option of the member state, 10% of their programming budget, for European works created by producers who are independent of broadcasters. An adequate proportion of the relevant works should be recent works. (Polish-language programming the Company produces or commissions will be counted for the purposes of determining whether any service broadcast by the Company complies with these quotas.)

    --There are restrictions on advertising including restrictions on the timing of commercial breaks, restrictions on the content of advertising, limitations or prohibitions on tobacco, non-prescription drug and alcohol advertising and restrictions limiting commercials to a maximum of 20% of transmission time per hour, subject to an overall limit of 15% per day.

    --There are restrictions on the content of programs to the extent necessary
(A) to protect minors and (B) to prevent the incitement of hatred on he grounds of race, sex, religion or nationality.

    1989 EUROPEAN CONVENTION ON TRANSFRONTIER TELEVISION. The 1989 European Convention on Transfrontier Television is the other primary source of European regulation affecting television broadcasting in Europe. The 1989 European Convention on Transfrontier Television contains provisions that are substantially similar to the Television Without Frontiers Directive. The 1989 European Convention on Transfrontier Television is effective in those countries which have ratified it. Both the U.K. and Poland have ratified the 1989 European Convention on Transfrontier Television. The 1989 European Convention on Transfrontier Television currently provides that the country in which a broadcaster transmits its programming to the satellite (or, if this is not the case, the country which grants the broadcast frequency or satellite capacity to the broadcaster) has jurisdiction over that broadcaster.Neither the Television Without Frontiers Directive nor the 1989 European Convention on Transfrontier Television contains any requirements or restrictions regarding foreign ownership of broadcasters.

    A change to the 1989 European Convention on Transfrontier Television was agreed on September 9, 1998. This amendment will be effective if and when all member states have signed the amendment or automatically on October 1, 2000, unless a member state objects to such amendment coming into force. This amendment, if it becomes effective, would have three significant effects:

    --First, it would bring the 1989 European Convention on Transfrontier Television into conformity with the Television Without Frontiers Directive's "establishment" test, providing that a broadcaster should be regulated primarily by the authorities in the 1989 European Convention on Transfrontier Television country in which the broadcaster is established.

    --Second, this amendment would provide that when a broadcaster engages in conduct that constitutes an "abuse of rights", the broadcaster would become subject to the laws of the country of reception. Under this amendment, an "abuse of rights" would occur when a broadcaster's channel is wholly or principally directed at a country, other than that where it is established, for the purpose of evading the laws of that country in the areas covered by the 1989 European Convention on Transfrontier Television. The Company believes that its broadcasting into Poland from the U.K. would not constitute an "abuse of rights" under this amendment because it has valid business reasons for broadcasting from the U.K. and it has not established its broadcasting facilities in the U.K. in order to evade Polish laws in the areas covered by the 1989 European Convention on Transfrontier Television. An adverse decision on this issue, if this amendment becomes effective and Poland decides to invoke it against the Company's broadcasts emanating from the U.K. could prevent the Company from broadcasting its programming package.

    --Third, this amendment would allow parties to the 1989 European Convention on Transfrontier Television to designate that certain important events (e.g., major sporting events) cannot be broadcast exclusively by a single television station so as to deprive a large proportion of the public of that 1989 European Convention on Transfrontier Television country from seeing the event live or on a deferred coverage basis on free (broadcast) television, and also to ensure that broadcasters under the jurisdiction of one 1989 European Convention on Transfrontier Television country cannot purchase exclusive rights to major events specified by another 1989 European Convention on Transfrontier Television country which would deprive a large proportion of the public in such member countries of the 1989 European Convention on Transfrontier Television from seeing the specified event on a live or deferred coverage basis on free (broadcast) television. (If this amendment becomes effective and if it were applied to the Polish pay television rights to certain sporting events purchased on an exclusive basis by us, the Company may lose the right to broadcast such events in Poland on an exclusive basis and may not be able to acquire the exclusive Polish pay television rights to such events and to similar events in the future.)

    The 1989 European Convention on Transfrontier Television provides that where a broadcaster under the jurisdiction of one member country of the 1989 European Convention on Transfrontier Television transmits advertisements which are directed specifically at audiences in another member country of the 1989 European Convention on Transfrontier Television, such advertisements must comply with the advertising rules of the receiving member state. This rule requires that advertisements inserted in the channels the Company distributes comply with both Polish advertising rules as well as the rules applicable in the jurisdiction in which the broadcaster is licensed.

REGULATION OF COMPETITION

    EC competition law governs agreements which prevent, restrict or distort competition and prohibits the abuse of dominant market positions through Articles 81 and 82 of the EC Treaty.

    Article 81 (1) renders unlawful agreements and concerted practices which may affect trade between member states and which have as their object or effect the prevention, restriction or distortion of competition within the member states of the European Community/European Economic Area. Article 81 (2) voids the offending provision or the entire agreement, if the offending parts are not severable. Article 81 (3) allows for exemption from the provisions of Articles 81 (1) and 81 (2) for agreements whose beneficial effects in improving production or distribution or promoting technical or economic progress outweigh their restrictive effects, provided that consumers receive a fair share of the benefit, that competition will not be eliminated and that no unnecessary restrictions are accepted. Such an exemption may only be granted by the European Commission. Article 82 prohibits undertakings from abuse of a dominant market position in the EC or a substantial part of it, in so far as the abuse may affect trade between member states. A company may be dominant in several member states or part of a single member state. A company enjoys a dominant position whenever it possesses such market strength that it can act to an appreciable extent independently of its competitors and customers. Generally speaking, a market share of as little as 40% can raise concern that a firm may be dominant. However, dominance is not unlawful per se; only the abuse of a dominant position is prohibited by
Article 82. Any action that is designed to, or could, seriously injure competitors, suppliers, distributors, or consumers is likely to raise issues under Article 82.

    The European Commission has the power to fine heavily (up to 10% of a group's annual worldwide turnover) in relation to a breach of Article 81 or in relation to abusive conduct under Article 82. Agreements or practice that breach these provisions will be void and unenforceable in national courts and third parties that suffer loss as a result of a breach of Article 81 or Article 82 can sue for damages and/or seek injunctive relief. The Company does not believe that any of its current agreements infringe Article 81(1) or Article 82 and therefore does not intend to bring them to the attention of the European Commission. If the European Commission were to find the agreements infringed Article 81(1) or
Article 82, the agreements would be void and unenforceable. The parties could also be fined and liable to damages to third parties.

POLAND'S EU MEMBERSHIP APPLICATION

    In 1994 Poland made an official application for membership of the EU. Negotiations on the terms of Poland's proposed admission to the EU commenced in March 1998. Poland has announced 2003 as a target date for accession. If Poland joins the EU, it would be required to implement and obey all of the laws and regulations emanating from the European Commission, including the Television Without Frontiers Directive and EC competition law in their then current versions.

ITEM 2. PROPERTIES

    On December 31, 1999, the Company owned equipment used for its cable television business, including 99 satellite receivers for cable networks, and approximately 4,664 kilometres of cable plant. The Company has approximately 206 lease agreements for offices, storage spaces and land adjacent to the buildings. The total area leased amounts to approximately 29,300 square meters (most of which is land adjacent to buildings). The areas leased by the Company range from approximately 11 square meters up to more than 2,660 square meters. The agreements are for specified and unspecified periods of time and those for an unspecified period may be terminated with relatively short notice periods by either party, usually three months.

    The Company has entered into conduit leases with TPSA (the Polish national telephone company) and, in certain cases, with other entities. The majority of the TPSA leases require the Company to bear the costs of the maintenance of the cable. The Company may not sublease the conduit or cables or allow a third party to use the conduits or cables free of charge without TPSA's consent. The rental charge for the conduit is usually determined on each 100 meters of conduit occupied. The agreements also contain indexation clauses for rent adjustment purposes (based on the change of U.S. dollar exchange rates or on the increase of real maintenance costs). A substantial portion of the Company's contracts with TPSA for the use of such conduits permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause. Any termination by TPSA of such contracts could result in the Company losing its permits, the termination of agreements with cooperative authorities and programmers, and an inability to service customers with respect to the areas where its networks utilize the conduits that were the subject of such TPSA contracts. For a list of the reasons for which TPSA can terminate a conduit agreement, the proportion of the Company's cable subscribers serviced by conduits leases subject to immediate termination and the consequences to the Company of the loss of those conduit leases, see "Business--Cable Operations--Technology and Intrastructure."

    The Company believes that its existing owned properties, lease agreements and conduit agreements are adequate for purposes of the Company's cable television operations, although additional space and conduits will be needed in the future if the Company acquires other cable television networks.

    In connection with the establishment of its D-DTH service and the development of its programming business, the Company has leased office space and premises providing satellite receiving (to receive programs from suppliers), production, post-production and program packaging facilities. This space is in aggregate approximately 6,500 square meters and is located in Maidstone, U.K.

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

    The Company has demanded monies from TKP as a result of the failure to execute the definitive agreements by the Signature Date. While the Company was waiting for the expiration of the 10-day period for payment of the break-up fee, TKP initiated arbitration proceedings before a three member-arbitration panel in Geneva, Switzerland. In their claim, TKP and its shareholders have alleged that the Company breached its obligation to negotiate in good faith and to use its best efforts to agree and execute the definitive agreements and claimed the Company is obligated to pay TKP $10 million pursuant to the letter of intent. The Company has answered and brought counterclaims against TKP and its shareholders. The arbitration hearings were conducted in Geneva in June 1999, and parties filed their post-hearing briefs in August and September 1999. The Company believes that a decision may be rendered in April 2000. The Company does not believe that the outcome of the arbitration proceedings will have a material adverse effect on the Company's business, financial condition or results of operations.

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

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    @ Entertainment, Inc.'s common stock is owned by UPC and is not traded on any public trading market.

ITEM 6. SELECTED FINANCIAL DATA

    Set forth below are selected consolidated financial data of the Company for each of the periods in the five years period ended December 31, 1999. The Company for the four years ended December 31, 1998 and the period from January 1, 1999 through August 5, 1999 prior to the Acquisition, is herein referred to as "Predecessor" and the Company from August 6, 1999 through December 31, 1999 after Acquisition is referred to as the "Successor". The selected consolidated financial data set forth below have been derived from the consolidated financial statements of the Company and the notes thereto prepared in conformity with generally accepted accounting principles as applied in the United States, which have been audited by the Company's independent public accountants (the "Consolidated Financial Statements"). The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" included herein:

                                                                         PREDECESSOR
                                                 -----------------------------------------------------------       SUCCESSOR
                                                                                              PERIOD FROM      -----------------
                                                                                              JANUARY 1,        PERIOD FROM
                                                          YEAR ENDED DECEMBER 31,                1999          AUGUST 6, 1999
                                                 ------------------------------------------     THROUGH           THROUGH
                                                  1995       1996        1997       1998      AUGUST 5, 1999   DECEMBER 31, 1999
                                                 --------   --------   --------   ---------   --------------   -----------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues.......................................  $18,557    $24,923    $ 38,138   $  61,859     $  46,940          $  38,018

Operating expenses:
    Direct operating expenses..................   (5,129)    (7,193)    (14,621)    (61,874)      (70,778)           (69,351)
    Selling, general and administrative
      expenses (1).............................   (4,684)    (9,289)    (49,893)    (74,494)      (51,034)           (46,874)
    Depreciation and amortization..............   (5,199)    (9,788)    (16,294)    (26,304)      (23,927)           (40,189)
                                                 -------    -------    --------   ---------     ---------          ---------
Operating income/(loss)........................    3,545     (1,347)    (42,670)   (100,813)      (98,799)          (118,396)

Interest and investment income.................      174      1,274       5,754       3,355         2,823                731
Interest expense...............................   (4,373)    (4,687)    (13,902)    (21,957)      (28,818)           (24,459)
Equity in losses of affiliated companies.......       --         --        (368)     (6,310)       (1,004)              (291)
Foreign exchange loss, net.....................      (17)      (761)     (1,027)       (130)       (2,188)            (2,637)

Non-operating (expense)/revenue................       --         --          --          --            --              1,977
Impairment.....................................       --         --          --          --            --             (1,091)
Loss before income taxes, minority interest and
  extraordinary item...........................     (671)    (5,521)    (52,213)   (125,855)     (127,986)          (144,166)

Income tax (expense)/ benefit..................     (600)    (1,273)        975        (210)          (30)               (11)
Minority interest..............................      (18)     1,890      (3,586)         --            --                 --
                                                 -------    -------    --------   ---------     ---------          ---------
Loss before extraordinary item.................   (1,289)    (4,904)    (54,824)   (126,065)     (128,016)          (144,177)
Extraordinary item--loss on early
  extinguishment of debt.......................       --     (1,713)         --          --            --
                                                 -------    -------    --------   ---------     ---------          ---------
  Net loss.....................................   (1,289)    (6,617)    (54,824)   (126,065)     (128,016)          (144,177)

Accretion of redeemable preferred stock........       --     (2,870)     (2,436)         --        (2,436)                --
Preferred stock dividend.......................       --     (1,738)         --          --            --                 --
(Excess)/ deficit of consideration paid for
  preferred stock under / (over) amount (2)....       --      3,549     (33,806)         --            --                 --
                                                 -------    -------    --------   ---------     ---------          ---------
Net loss applicable to holders of common
  stock........................................  $(1,289)   $(7,676)   $(91,066)  $(126,065)    $(130,452)         $(144,177)
                                                 =======    =======    ========   =========     =========          =========
Basic and diluted loss per common share........  $ (0.10)   $ (0.44)   $  (3.68)  $   (3.78)    $   (3.90)               N/A
                                                 =======    =======    ========   =========     =========          =========

                                                           PREDECESSOR                   SUCCESSOR
                                            -----------------------------------------   -----------
                                                       AS OF DECEMBER 31,                  AS OF
                                            -----------------------------------------   DECEMBER 31
                                              1995       1996       1997       1998        1999
                                            --------   --------   --------   --------   -----------
CONSOLIDATED BALANCE SHEETS DATA:
  Cash and cash equivalents...............  $ 2,343    $ 68,483   $105,691   $ 13,055       35,520
  Property, plant and equipment, net......   52,320      84,833    117,579    213,054      218,784
  Total assets............................   68,058     217,537    307,096    348,374    1,218,871
  Total notes payable.....................   59,405     130,074    130,110    263,954      534,696
  Redeemable preferred stock..............       --      34,955         --         --           --
  Total stockholder's equity..............      190      31,048    152,355     33,656      606,960

------------------------

(1) The year ended December 31, 1997 includes a non-cash compensation expense of $18,102,000 relating to the granting of certain management stock options. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 16 to the Consolidated Financial Statements.

(2) Represents the amount paid to preferred stockholders in excess of or less than the carrying value of such shares.

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

    Until the limited launch of the Company's D-DTH business on July 1, 1998 and subsequent full-scale launch on September 18, 1998, the Company's revenues were derived entirely from its cable television business and programming related thereto. The Company's revenue has increased 37.3% from $61.9 million in the year ended December 31, 1998 to $85.0 million in the year ended December 31, 1999. This increase was due primarly to internal growth in subscribers through increased penetration and new network expansion, increases in cable subscription rates, further development of the Wizja TV programming package and advertising sales.

    Prior to June 1997, the Company's expenses were primarily incurred in connection with its cable television business and programming related thereto. Since June 1997, the Company has been incurring, in addition to expenses related to its cable television and programming businesses, expenses in connection with the operation of its D-DTH business and Wizja TV.

    The Company generated an operating loss of $217.2 million for the year ended December 31, 1999, primarily due to the significant costs associated with the development of the Company's D-DTH and programming businesses, promotion of those businesses, the development, production and acquisition of programming for Wizja TV and fees paid for services in connection with the acquisition by UPC.

    The Company divides operating expenses into (i) direct operating expenses,
(ii) selling, general and administrative expenses, and (iii) depreciation and amortization expenses. Direct operating expenses consist of programming expenses, maintenance and related expenses necessary to service, maintain and operate the Company's cable systems, and D-DTH programming platform, billing and collection expenses and customer service expenses. Selling, general and administrative expenses consist principally of administrative costs, including office related expenses, professional fees and salaries, wages and benefits of non-technical employees, advertising and marketing expenses, bank fees and bad debt expense. Depreciation and amortization expenses consist of depreciation of property, plant and equipment and amortization of intangible assets.

SEGMENT RESULTS OF OPERATIONS

    The Company classifies its business into three segments: (1) cable television, (2) D-DTH television and programming, and (3) corporate. Information about the operations of the Company in these different business segments is set forth below based on the nature of the services offered. In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in losses of affiliated companies, income taxes and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of profit and loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity.

    The following table presents an aggregation of the Company's segment results of operations for the seven months of 1999 and five months of 1999 with comparatives for the years ended December 31, 1998 and 1997.

SEGMENT RESULTS OF OPERATIONS

                                        SEVEN                  AGGREGATE
                                       MONTHS       FIVE       YEAR ENDED    YEAR ENDED DECEMBER 31,
                                         OF       MONTHS OF    DECEMBER     -------------------------
                                        1999        1999       31, 1999       1998           1997(1)
                                       --------   ----------   ----------   --------         --------
                                                       (IN THOUSANDS OF U.S. DOLLARS)
REVENUES
Cable................................   35,434       27,027       62,461      52,971          38,138
D-DTH and programming................   23,633       19,851       43,484      22,320              --
Corporate and Other..................       --           --           --          --              --
Intersegment elimination.............  (12,127)      (8,860)     (20,987)    (13,432)             --
                                       -------     --------     --------    --------         -------
TOTAL................................   46,940       38,018       84,958      61,859          38,138

OPERATING LOSS
Cable................................  (11,936)     (26,923)     (38,859)    (23,066)        (20,308)
D-DTH and programming................  (72,926)     (86,705)    (159,631)    (69,047)        (10,210)
Corporate and Other..................  (13,937)      (4,768)     (18,705)     (8,700)        (12,152)
                                       -------     --------     --------    --------         -------
TOTAL................................  (98,799)    (118,396)    (217,195)   (100,813)        (42,670)

EBITDA
Cable................................    1,883       (8,765)      (6,882)     (1,431)          5,387
D-DTH and programming................  (62,836)     (64,691)    (127,527)    (64,378)        (10,186)
Corporate and Other..................  (13,919)      (4,751)     (18,670)     (8,700)         (3,475)
                                       -------     --------     --------    --------         -------
TOTAL................................  (74,872)     (78,207)    (153,079)    (74,509)         (8,274)

------------------------

(1) In 1997, the cable segment included the activities of Mozaic Entertainment, Inc., a subsidiary which provided programming content for the cable business. In 1998, the Company's programming activities related solely to the development of the Wizja TV platform and have been included solely in the D-DTH and Programming segment. For the year ended December 31, 1997, Mozaic Entertainment, Inc. revenues, operating loss and EBITDA were $563,000, $2,071,000 and $(2,071,000), respectively. For the year ended
    December 31, 1998, Mozaic Entertainment, Inc. was dormant.

    The period from January 1, 1999 through August 5, 1999 and the period from August 6, 1999 through December 31, 1999 are referred to herein as the "seven months of 1999" and "five months of 1999", respectively. All other references to the period ended July 31, 1999 or balances as of July 31, 1999 should be construed as relating to the period from January 1, 1999 through August 5, 1999 or August 5, 1999, respectively. All other references to the period ended December 31, 1999 should be construed as relating to the period from August 6, 1999 through December 31, 1999.

    All references to the year ended December 31, 1999 herein represent an aggregation of the seven months of 1999 and the five months of 1999. No adjustments have been made to the seven months of 1999 for the effect of the Merger.

CABLE SEGMENT OVERVIEW

    The Company's revenues in its cable segment have been and will continue to be derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges cable subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. Through its cable segment, the Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At December 31, 1999, approximately 71.6% of the Company's cable subscribers received its basic package compared to 74.7% for the year ended December 31, 1998. For the year ended December 31, 1999, approximately 94.0% of the Company's cable revenue was derived from monthly subscription fees compared to approximately 88.9% for the year ended December 31, 1998.

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

    During 1998 and 1999, management completed or was in the process of completing several strategic actions in support of its cable business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial 11 channels of primarily Polish-language programming, to its basic cable subscribers. Since that date, the basic Wizja TV package has been expanded to 24 channels. On September 18, 1999, the Company launched a proprietary premium channel called Wizja Sport. Management believes that this selection of high quality primarily Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber penetration rates.

    The Company has implemented a pricing strategy designed to increase revenue per cable subscriber and its profit margin. The Company has increased the monthly price for the "basic" package to reflect the increased channel availability, and premium channels such as the HBO Poland service (a Polish-language version of HBO's premium movie channel) and Wizja Sport are offered to cable customers for an additional monthly charge. The Company is in the process of encrypting the HBO Poland service on cable and installing analog decoders for all premium channel subscribers. This encryption and installation process is expected to be rolled out in all major systems in 2000.

    The cable segment generated operating losses of $38.9 million for aggregated 1999, $ 23.1 million for 1998 and $20.3 million for 1997 primarily due to the purchase of Wizja TV programming for $21.0 million and $13.4 million in 1999 and 1998, respectively and the increased levels of the acquisition and related costs. In addition, for the year ended December 31, 1997 the Company recorded a one time charge for non-cash compensation related to stock options of $9.4 million.

D-DTH AND PROGRAMMING SEGMENT OVERVIEW

    D-DTH. The principal objectives of the Company for the D-DTH and programming segment is to develop, acquire and distribute high-quality Polish-language programming that can be commercially exploited throughout Poland through D-DTH and cable television exhibition, and to develop and maximize advertising sales.

    The Company's D-DTH roll-out strategy was to lease D-DTH reception systems to up to 380,000 initial subscribers at promotional prices in the start-up phase of its D-DTH service. The launch of its D-DTH service has been supported by the Company's development of Wizja TV, which the Company believes addresses the demand for high-quality Polish-language programming in Poland. Between
April 1999 and November 7, 1999, the Company switched its policy from leasing to selling D-DTH reception systems and sold such systems to customers at a price substantially reduced by promotional incentives. Beginning November 8, 1999, the Company returned to leasing the D-DTH reception systems to its customers.

    As of December 31, 1999, the Company distributed to Philips' authorized retailers approximately 294,000 D-DTH packages. As of December 31, 1999, the Company had sold and installed approximately 254,000 of these packages to consumers. In September 1998, the number of Philips authorized electronics retailers distributing the Wizja TV package increased from 70 to 550, and since November 1998 more than 1,200 retailers have been distributing the Wizja TV package. Each store is staffed with personnel specifically trained by the Company to provide information on the Wizja TV packages. Installation personnel are also trained to complete each customer's installation within 48 hours of order placement. However, due to technical problems that Philips had with a component of the decoder, the Company faced a backlog in decoder deliveries in the fourth quarter of 1999 of approximately 48,000 decoders, all of which the Company believes would have been sold if the Company had received those decoders.

    PROGRAMMING. The Company, both directly and through joint ventures, produces television programming for distribution. The Company has developed a multi-channel, primarily Polish-language programming platform under the brand name Wizja TV. Wizja TV's current channel line-up includes four channels, Atomic TV, Wizja Jeden, Wizja Pogoda and Wizja Sport, that are owned and operated by the Company, and 20 channels that are produced by third parties, 11 of which are broadcast under exclusive agreements for pay television in Poland.

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

    The Company expects to incur substantial operating losses and negative cash flows related to the launch of its D-DTH business at least for the next year while it develops and expands its D-DTH subscriber base. The Company's D-DTH business plan requires the funding of substantial capital expenditures and promotional incentives in order to expand its D-DTH business. The Company's business plan anticipates spending an additional $33 million to provide D-DTH reception systems to the 380,000 initial planned subscribers.

1999 COMPARED WITH 1998

CABLE SEGMENT

    CABLE TELEVISION REVENUE. Revenue increased $9.5 million or 17.9% from $53.0 million in the year ended December 31, 1998 to $ 62.5 million in the year ended December 31, 1999. This increase was primarily attributable to a 6.0% increase in the number of basic and intermediate subscribers from approximately 738,000 at December 31, 1998 to approximately 783,000 at December 31, 1999, as well as an increase in monthly subscription rates. The Company introduced the Wizja TV programming package on its cable systems for basic subscribers on June 5, 1998, and after an initial free period, increased prices significantly in September 1998. Approximately 28.2% of the net increase in basic subscribers was the result of build-out of the Company's existing cable networks and the remainder was due to acquisitions.

    Revenue from monthly subscription fees represented 88.9% of cable television revenue for the year ended December 31, 1998 and 94.0% for the year ended December 31, 1999. During the year ended December 31, 1999, the Company generated approximately $2.1 million of additional premium subscription revenue as a result of providing the HBO Poland service pay movie channels to cable subscribers as compared to $3.1 million for the year ended December 31, 1998.

    DIRECT OPERATING EXPENSES. Direct operating expenses increased $11.0 million or 31.6%, from $34.8 million for the year ended December 31, 1998 to $45.8 million for the year ended December 31, 1999, principally as a result of the purchase of the Wizja TV programming package from the Company's D-DTH and programming segment and higher levels of technical personnel and increased maintenance expenses associated with recently acquired networks as well as the increased size of the Company's cable television system. Direct operating expenses increased from 65.7 % of revenues for the year ended December 31, 1998 to 73.3% of revenues for the year ended December 31, 1999. However, without considering the intersegment charge for Wizja TV programming package, direct operating expenses as a percentage of revenue would have been 39.7% and 40.4% in the year ended December 31, 1999 and 1998, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.9 million or 19.9% from $19.6 million for the year ended December 31, 1998 to $23.5 million for the year ended
December 31, 1999, principally as a result of increases in sales and marketing expenses incurred in newly acquired networks to support our pricing strategy, extensive country-wide Autumn marketing campaign and general growth of the business. Selling, general and administrative expenses increased from 37.0% of revenues for the year ended December 31, 1998 to 37.6% for the year ended December 31, 1999.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $10.4 million, or 48.1%, from $21.6 million for the year ended December 31, 1998 to $32.0 million for the year ended December 31, 1999 principally as a result of depreciation and amortization of additional goodwill pushed down as a result of the merger with UPC and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 40.8% for the year ended December 31, 1998 to 51.2 % for the year ended
December 31, 1999.

    OPERATING LOSS. Each of these factors contributed to an operating loss of $38.9 million for the year ended December 31, 1999 and $23.1 million for the year ended December 31, 1998.

D-DTH AND PROGRAMMING SEGMENT

    D-DTH AND PROGRAMMING REVENUE. D-DTH and programming revenue increased $21.2 million or 95.1% from $22.3 million for the year ended December 31, 1998 to $ 43.5 million for the year ended December 31, 1999. Revenue from the provision of the Wizja TV programming package to the Company's cable systems, which was eliminated as a result of the consolidation of the Company's financial results, represented $13.4 million and $21.0 million or 60.1% and 48.3% of D-DTH revenue for the year ended December 31, 1998 and 1999, respectively.

    Revenue from subscription fees, after elimination of revenue from the cable segment represented 88.6% of D-DTH revenue for the year ended December 31, 1998 and 75.6%for the year ended December 31, 1999. Advertising and other revenue for the year ended December 31, 1998 and 1999 represented 11.3% and 24.4%, respectively of D-DTH revenue after elimination of inter-segment revenues.

    DIRECT OPERATING EXPENSES.  Direct operating expenses increased
$74.8 million, from $40.5 million for the year ended December 31, 1998 to $115.3 million for the year ended December 31, 1999. These increases principally were the result of: the $31.7 million cost related to D-DTH reception systems sold below cost and the write down of D-DTH reception systems included in inventory from April 1, 1999 to November 8, 1999 to net realizable value, a $30.0 million increase in programming costs in the year ended December 31, 1999, and costs associated with the lease of three transponders on the Astra satellites which provide the capability to deliver the Company's Polish-language programming platform to cable and

D-DTH customers in Poland. Direct operating expenses increased from 181.6% of revenue for the year ended December 31, 1998 to 265.1% for the year ended December 31, 1999. Excluding the write down of D-DTH reception systems to net realizable value, direct operating expenses as a percentage of revenue would have been 198.9% in 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $9.4 million or 20.3% from $46.3 million for the year ended December 31, 1998 to $55.7 million for the year ended
December 31, 1999. As a percentage of revenue, selling, general and administrative expenses amounted to approximately 207.2% and 128.0% for the years ended December 31, 1998 and 1999, respectively. The increase in selling, general and administrative expenses was attributable mainly to sales and marketing expenses associated with promotion of the Company's D-DTH service and Wizja TV programming platform and the preparation for the launch and operation of the Company's proprietary premium sports channel called Wizja Sport. The increase in selling, general and administrative expenses was also attributable to the installation and distribution costs associated with the sale of Wizja TV programming packages an increase in the number of Sales and Call Center staff associated with the Wizja TV programming package, as well as an increase in professional fees associated with obtaining long-term programming contracts and broadcast/exhibition rights.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization charges increased $27.4 million from $4.7 million for the year ended December 31, 1998 to $32.1 million for the year ended December 31, 1999, principally as a result of additional goodwill pushed down as a result of the merger with UPC and an increased number of D-DTH decoders. Depreciation and amortization expense as a percentage of revenues increased from 21.1% for the year ended December 31, 1998 to 73.8% for the year ended December 31, 1999.

    OPERATING LOSS Each of these factors contributed to an operating loss of $69.1 million for the year ended December 31, 1998 compared to an operating loss of $159.6 million for the year ended December 31, 1999.

CORPORATE AND OTHER SEGMENT

    Corporate and other segment consists of corporate overhead costs. The Company continues to evaluate opportunities for improving its operations and reducing its cost structure. Corporate net expenses amounted to $18.7 million for the year ended December 31, 1999 as compared to $8.7 million for the corresponding period in 1998. Corporate expenses for the year ended
December 31, 1999 included a non-recurring expense of $9.1 million related to fees paid to Goldman Sachs for its services in connection with the acquisition by UPC.

NON OPERATING RESULTS

    INTEREST EXPENSE. Interest expense increased $31.3 million, or 142.7%, from $22.0 million for the year ended December 31, 1998 to $53.3 million for the year ended December 31, 1999 mainly as a result of the accretion of interest of the $252 million aggregate principal amount at maturity of the Company's 14 1/2% Senior Discount Notes due 2009, which were issued on January 22, 1999 and
Series C Senior Discount Notes due 2008, which were issued on January 20, 1999.

    INTEREST AND INVESTMENT INCOME. Interest and investment income increased $0.2 million, or 5.9%, from $3.4 million for the year ended December 31, 1998 to $3.6 million for the year ended December 31, 1999, primarily due to increase in cash balances resulting from the issuance of the above mentioned Discount Notes and an increase in interest rates.

    EQUITY IN LOSSES OF AFFILIATED COMPANIES.  The Company recorded
$6.3 million of equity in losses of affiliated companies for the year ended December 31, 1998 and $1.3 million for the year ended December 31, 1999. This equity in losses resulted from the Company's 50% investment in Twoj Styl, a publishing company and 20% investment in Fox Kids Poland, a channel content provider and 30% investment in Mazowiecki Klub Sportowy Sportowa Spolka Akcyjna, a Polish basketball team.

    FOREIGN EXCHANGE LOSS, NET. For the year ended December 31, 1999 foreign exchange loss amounted to $4.8 million. For the year ended December 31, 1998 foreign exchange loss amounted to $0.1 million.

    NET LOSS. For the years ended December 31, 1998 and 1999, the Company had net losses of $126.1 million and $272.2 million, respectively. These losses were the result of the factors discussed above.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from a loss of $126.1 million for the year ended December 31, 1998 to a loss of $274.6 million for the year ended December 31, 1999 due to the factors discussed above.

1998 COMPARED WITH 1997

CABLE SEGMENT

    CABLE TELEVISION REVENUE. Revenue increased $14.9 million or 39.1% from $38.1 million in the year ended December 31, 1997 to $53.0 million in the year ended December 31, 1998. This increase was primarily attributable to a 16% increase in the number of basic and intermediate subscribers from approximately 636,300 at December 31, 1997 to approximately 738,000 at December 31, 1998, as well as an increase in monthly subscription rates. The Company introduced the Wizja TV programming package on its cable systems for basic subscribers on June 5, 1998, and after an initial free period, increased prices significantly in September 1998. Approximately 91.9% of the net increase in basic subscribers was the result of build-out of the Company's existing cable networks and the remainder was due to acquisitions.

    Revenue from monthly subscription fees represented 84.0% of cable television revenue for the year ended December 31, 1997 and 88.9% for the year ended December 31, 1998. During the year ended December 31, 1998, the Company generated approximately $3.1 million of additional premium subscription revenue as a result of providing the HBO Poland service and Canal+ pay movie channels to cable subscribers as compared to $1.0 million for the year ended December 31, 1997.

    DIRECT OPERATING EXPENSES.  Direct operating expenses increased
$23.0 million or 194.9%, from $11.8 million for the year ended December 31, 1997 to $34.8 million for the year ended December 31, 1998, principally as a result of the purchase of the Wizja TV programming package from the Company's D-DTH and programming segment and higher levels of technical personnel and increased maintenance expenses associated with recently acquired networks as well as the increased size of the Company's cable television system. Direct operating expenses increased from 31.0% of revenues for the year ended December 31, 1997 to 65.7% of revenues for the year ended December 31, 1998. However, without considering the intersegment charge for the Wizja TV programming package, direct operating expenses as a percentage of revenue would have been 41.0% in 1998.

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

    OPERATING LOSS. Each of these factors contributed to an operating loss of $20.3 million for the year ended December 31, 1997 and $23.1 million for the year ended December 31, 1998.

D-DTH AND PROGRAMMING SEGMENT

    D-DTH AND PROGRAMMING REVENUE. D-DTH and programming revenue amounted to $22.3 million for the year ended December 31, 1998. Revenue from the supply of the Wizja TV programming package to the Company's cable systems, which eliminates on consolidation, represented $13.4 million or 60.1% of D-DTH revenue for the year ended December 31, 1998.

    Since the Company only commenced the broadcast of its Wizja TV programming package over its cable systems on June 5, 1998 and through its D-DTH service in July 1998, there were no revenue related to this segment in 1997.

    Revenue from subscription fees, after elimination of revenue from the cable segment represented 88.6% of D-DTH revenue for the year ended December 31, 1998. Advertising and other revenue for the year ended December 31, 1998 represented 11.3% of D-DTH revenue after elimination of inter-segment revenues.

    DIRECT OPERATING EXPENSES.  Direct operating expenses increased
$37.6 million, from $2.8 million for the year ended December 31,1997 to $40.4 million for the year ended December 31,1998. These costs principally were the result of the following: programming costs for the Wizja TV platform of $22.6 million, expenses associated with the establishment of a satellite up-link and studio facility located in Maidstone, U.K. the $4.1 million payment for Wizja TV brand name, costs associated with the lease of three transponders on the Astra satellites which provide the capability to deliver the Company's Polish-language programming platform to cable and D-DTH customers in Poland. Direct operating expenses amounted to 181.2% of revenues for the year ended December 31, 1997 and 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $38.9 million or 525.7% from $7.4 million for the year ended December 31, 1997 to $46.3 million for the year ended
December 31, 1998. As a percentage of revenue, selling, general and administrative expenses amounted to approximately 207.2% for the year ended December 31, 1998. The increase in selling, general and administrative expenses was attributable mainly to an increase in sales and marketing expenses incurred in preparation for launch and operation of the Company's D-DTH service and Wizja TV programming package, installation and distribution costs associated with the sale of Wizja TV programming packages an increase in the number of administrative staff associated with the Maidstone facility, a $5 million payment to Philips to compensate it for costs incurred as a result of the temporary suspension of production of the D-DTH reception systems' and the Wizja TV programming package, as well as an increase in professional fees associated with obtaining long-term programming contracts and broadcast/ exhibition rights, and negotiations with TKP, a Polish pay television provider, regarding a potential joint-venture.

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

CORPORATE AND OTHER SEGMENT

    Corporate and other consists of corporate overhead costs when primarily include remuneration of corporate employees, costs associated with operation of the Company's corporate officers in London, consulting fees and certain legal costs. Corporate expenses amounted to $8.7 million for the year ended December 31, 1998 compared with $12.2 million for the year ended December 31, 1997. Included in 1997 costs is an $8.7 million non-cash compensation expense relating to stock options granted to certain key executives.

NON OPERATING RESULT

    INTEREST EXPENSE. Interest expense increased $8.1 million, or 58.3%, from $13.9 million for the year ended December 31, 1997 to $22.0 million for the year ended December 31, 1998 mainly as a result of the accretion of interest of the $252 million aggregate principal amount at maturity of the Company's 14 1/2% Senior Discount Notes due 2008, which were issued on July 14, 1998.

    INTEREST AND INVESTMENT INCOME. Interest and investment income decreased $2.4 million, or 41.4%, from $5.8 million for the year ended December 31, 1997 to $3.4 million for the year ended December 31, 1998, primarily due to reduction of cash balances resulting from the increased payments and expenses described above and decrease in interest rates.

    EQUITY IN LOSSES OF AFFILIATED COMPANIES.  The Company recorded
$6.3 million of equity in losses of affiliated companies for the year ended December 31, 1998. This equity in losses resulted from the Company's 50% investment in WPTS ("Twoj Styl"), a publishing company and 20% investment in Fox Kids Poland, a channel content provider.

    FOREIGN EXCHANGE LOSS, NET. For the year ended December 31, 1998 foreign exchange loss amounted to $0.1 million. For the year ended December 31, 1997 foreign exchange loss amounted to $1.0 million.

    MINORITY INTEREST. No minority interest was recorded for the year ended December 31, 1998, compared to minority interest expense of $3.6 million for the corresponding period in 1997. The 1997 expense represents a fourth quarter adjustment to write-off certain receivable balances that were not recoverable. All minority interest were eliminated in 1998 as the minority interest share of the losses exceeded the value of the minority interest investments.

    NET LOSS. For the years ended December 31, 1997 and 1998, the Company had net losses of $54.9 million and $126.1 million, respectively. These losses were the result of the factors discussed above.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from a loss of $91.1 million for the year ended
December 31, 1997 to a loss of $126.1 million for the year ended December 31, 1998 due to the factors discussed above. For the year ended December 31, 1997, net loss applicable to common stockholders included the excess of consideration paid for preferred stock over the carrying amount of such stocks of $33.8 million and $2.4 million related to the accretion of redeemable preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has met its cash requirements in recent years primarily with
(i) capital contributions and loans from certain of the Company's principal stockholders, (ii) borrowings under available credit facilities, (iii) cash flows from operations, (iv) the sale of approximately $200 million of common stock through the Company's initial public equity offering in August 1997,
(v) the sale of $252 million aggregate principal amount at the maturity of the 14 1/2% Senior Discount Notes in July 1998 with gross proceeds of approximately $125 million, (vi) the sale of $36,001,321 principal amount at maturity of its Series C Discount Notes in January 1999 with gross proceeds of $9.8 million,
(vii) the sale of its 14 1/2% Senior Discount Notes in January 1999 with gross proceeds of $96.1 million, and (viii) the sale of the Series A 12% Cumulative Preference Shares, the Series B 12% Cumulative Preference Shares and Warrants in January 1999 with gross proceeds of $48.2 million.

    Since the acquisition of all of the outstanding stock of the Company by UPC on August 6, 1999, the Company has met its capital requirements primarily through capital contributions and loans from UPC.

    FINANCING. PCI has entered into an agreement with American Bank in Poland S.A. ("AmerBank") which provides for a credit facility of approximately
$6.5 million. All amounts under this facility were drawn in June 1998. Interest, based on LIBOR plus 3%, was due quarterly. All advances under the loan were repaid on November 20, 1999.

    On October 31, 1996, $130 million aggregate principal amount of 9 7/8% Senior Notes ("PCI Notes") were sold by PCI to initial purchasers pursuant to a purchase agreement. The initial purchasers subsequently completed a private placement of these notes. These notes were issued pursuant to an indenture.

    In August 1997, the Company raised approximately $200 million through its initial public equity offering. The Company used $60 million to purchase all of PCI's outstanding Series A Preferred Stock and its Series C Preferred Stock held by affiliates of the principal stockholders.

    On July 14, 1998, $252 million principal amount at maturity of 14 1/2% Senior Discount Notes ("@Entertainment Notes") were sold by the Company to initial purchasers pursuant to a purchase agreement, with gross proceeds to the Company of approximately $125 million. The initial purchasers subsequently completed a private placement of the @Entertainment Notes. The @Entertainment Notes were issued pursuant to an indenture.

    On January 19, 1999 the Company sold $36 million principal amount at maturity of its Series C Senior Discount Notes ("Series C Notes") to an initial purchaser pursuant to a purchase agreement for gross proceeds of approximately $9.8 million. The Series C Notes were issued pursuant to an indenture.

    On January 22, 1999 the Company sold $256.8 million principal amount at maturity of 14 1/2% Senior Discount Notes ("Discount Notes") to initial purchasers pursuant to purchase agreement, with gross proceeds to the Company $96.1 million. The Discount Notes were issued pursuant to the indenture.

    Pursuant to the indentures governing the PCI Notes, the @Entertainment Notes, the Series C Notes, and the Discount Notes, the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters:

    a.  limitation on indebtedness;

    b.  limitation on restricted payments;

    c. limitation on issuances and sales of capital stock of restricted subsidiaries;

    d.  limitation on transactions with affiliates;

    e.  limitation on liens;

    f.  limitation on guarantees of indebtedness by subsidiaries;

    g.  purchase of the notes upon a change of control;

    h.  limitation on sale of assets;

    i. limitation on dividends and other payment restrictions affecting restricted subsidiaries;

    j.  limitation on investments in unrestricted subsidiaries;

    k.  consolidations, mergers, and sale of assets;

    l.  limitation on lines of business; and

    m. provision of financial statements and reports

    The Company is in compliance with these covenants.

    The indentures covering each of the @Entertainment Notes, Series C Notes, Discount Notes and the PCI Notes provide that, following a Change of Control (as defined therein), each noteholder had the right, at such holder's option, to require the respective issuer to offer to repurchase all or a portion of such holder's notes at the repurchase prices, described below. The Company believes that the August 6, 1999 acquisition by UPC of the Company constituted a Change of Control. Accordingly, @Entertainment and PCI made offers to repurchase (the "Offers") from the holders the @Entertainment Notes, Series C

Notes, Discount Notes and the PCI Notes. The Offers expired at 12:01 PM, New York City time, on November 2, 1999.

    In accordance with the terms of the indentures governing the @Entertainment Notes, Series C Notes, Discount Notes and the PCI Notes, @Entertainment was required to offer to repurchase the @Entertainment Notes, Series C Notes, Discount Notes at 101% of their accreted value at maturity on the Expiration Date plus accrued and unpaid interest and PCI was required to offer to repurchase the PCI Notes at the purchase price 101% of principal. As of August 5, 1999, @Entertainment had $376,943,000 aggregate principal amount at maturity of @Entertainment Notes, Series C Notes, Discount Notes outstanding and PCI had $129,668,000 aggregate principal amount at maturity of PCI Notes outstanding. Pursuant to the Offer, @Entertainment has purchased $49,139,000 aggregate principal amount of @Entertainment Notes, Series C Notes, Discount Notes for an aggregate price of $26,455,014 and PCI has purchased $113,237,000 aggregate principal amount of PCI Notes for an aggregate price of $114,369,370.

    UPC financed the repurchase of the @Entertainment Notes Series C Notes, Discount Notes and PCI Notes and the Company's operating activities by making loans of $217.3 million to @Entertainment in the fourth quarter of 1999.

    On December 31, 1999, the Company had, on a consolidated basis, approximately $534.7 million aggregate principal amount of indebtedness outstanding, of which $220.1 million was owed UPC.

    The Company purchased 14,000 shares of Debenture Stock issued by PCI for $140 million to fund PCI's purchase of PCI Notes and operations. The Company used a portion of the proceeds of the loans from UPC to purchase the Debenture Stock. The Debenture Stock is redeemable on December 31, 2003 at the issue price plus interest of 10% per annum compounded annually. To secure its obligations under the Debenture Stock, PCI will pledge to the Company notes issued to it by its subsidiary PCBV with an aggregate principal amount of $176,815,000. The PCI Noteholders will be equally and ratably secured by the pledge in accordance with the terms of the PCI Indenture.

    The Company had negative cash flows from operating activities of $143.4 million for the year ended December 31, 1999 and $70.7 million for the year ended December 31, 1998, primarily due to the significant operating costs associated with the development and launch of its D-DTH service and the Wizja TV programming platform. The Company had negative cash flow from operating activities of $18.8 million for the year ended December 31, 1997, primarily due to the operating loss for that year.

    Cash used for the purchase and build-out of the Company's cable television networks, purchase of D-DTH equipment including set top decoders, and the purchase of other property, plant, and equipment was $51.0 million in 1999, $115.0 million in 1998 and $39.6 million in 1997. The 1998 increase primarily relates to the Company's acquisition of additional cable networks' assets and capital expenditures associated with the expansion of its existing cable networks and the development of its D-DTH service and Wizja TV. The decrease in 1999 is partially related to the fact that a significant portion of the D-DTH boxes were sold as opposed to leased in 1999.

    On December 31, 1999, the Company was committed to pay at least $453.7 million in guaranteed payments (including but not limited to payments for D-DTH reception systems and payments of guaranteed minimum amounts due under programming agreements and satellite transponder leases) over the next eight years of which at least approximately $140.7 million was committed through the end of 2000.

    Cash used for the acquisition of subsidiaries, net of cash received, was $7.9 million in 1999, $27.0 million in 1998 and $20.9 million in 1997.

    The Company used the net proceeds from the offerings completed in January 1999 to fund capital expenditures, operating losses and working capital primarily related to the development and operation of its D-DTH business, and for general corporate purposes and certain other investments, including the possible acquisition of cable television networks and certain minority interests in our subsidiaries which are held by unaffiliated third parties. The loans from UPC were used primarily for the repurchase of the

@Entertainment Notes, Discount Notes, Series C Notes and PCI Notes and for the same purposes as the proceeds of the January 1999 offerings.

    As of December 31, 1999, the Company has negative working capital and significant commitments under non-cancelable operating leases and for programming rights.

    The Company's cash on hand will be insufficient to satisfy all of its obligations related to its offer to repurchase its and its subsidiary's outstanding senior notes and to complete its current business plan for its D-DTH and programming businesses. UPC and the Company are evaluating various alternatives to meet the Company's capital needs. Future sources of financing for the Company could include public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, UPC, and United GlobalCom, Inc., UPC's parent. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancings that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is also dependent on its parent, UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support the Company and its subsidiaries as a going concern, and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2001.

YEAR 2000 COMPLIANCE

    The Company has not experienced any problems with its computer systems relating to distinguishing twenty-first century dates from twentieth century dates, which generally are referred to as year 2000 problems. The Company is also not aware of any material year 2000 problems with its clients or vendors. The Company did not and does not anticipate incurring material expenses or experiencing any material operation disruptions as a result of any year 2000 problems.

CURRENT OR ACCUMULATED EARNINGS AND PROFITS

    For the fiscal year ended December 31, 1999, the Company had no current or accumulated earnings and profits. Therefore, none of the interest which accreted during the fiscal year ended December 31, 1999 with respect to the Company's
14 1/2% Senior Discount Notes due 2008, 14 1/2% Series B Discount Notes due 2008, 14 1/2% Senior Discount Notes due 2009, 14 1/2% Series B Discount Notes due 2009 and its Series C Senior Discount Notes will be deemed to be a "Dividend Equivalent Portion" as such term is defined in Section 163(e)(5)(B) of the Internal Revenue Code, as amended.

IMPLEMENTATION OF A NEW ACCOUNTING STANDARDS

    None.

IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

NEW ACCOUNTING PRINCIPLES

    The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under this statement, accounting for changes in fair value of a derivative depends on its intended use and designation. In June 1999, the FASB approved Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends the effective date of

SFAS 133, which will now be effective for our first quarter 2001. We are currently assessing the effect of this new standard.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

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

FOREIGN EXCHANGE AND OTHER INTERNATIONAL MARKET RISKS.

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

    International operations constitute 100% of the Company's 1999 consolidated operating loss. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

    The Company estimates that a further 10% change in foreign exchange rates would impact operating loss by approximately $10.3 million. In other terms a 10% depreciation of the Polish zloty and British pound against the U.S. dollar, would result in a $10.3 million decrease in the reported operating loss for the year ended December 31, 1999. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

    Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 14.9% in 1997, approximately 11.8% in 1998 and 7.3% in 1999. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991. The zloty appreciated against the U.S. dollar by approximately 0.4% for the year ended December 31, 1998. However for the year ended December 31, 1999, the zloty has depreciated against the U.S. dollar by approximately 17.4%. Inflation and currency exchange fluctuations may have a material adverse effect on the business, financial condition and results of operations of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholder of @ Entertainment, Inc.:

    We have audited the accompanying consolidated balance sheet of @ Entertainment, Inc. and its subsidiaries as of December 31, 1999 and the related consolidated statements of operations, comprehensive loss, changes in stockholder's equity and cash flows for the period from January 1, 1999 to August 5, 1999 and the period from August 6, 1999 to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of @ Entertainment, Inc. and its subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the period from January 1, 1999 to August 5, 1999 and the period from August 6, 1999 to December 31, 1999 in conformity with generally accepted accounting principles in the United States of America.

                                          Arthur Andersen

Warsaw, Poland
March 29, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
@ Entertainment, Inc.:

    We have audited the accompanying consolidated balance sheet of @ Entertainment, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, comprehensive loss, changes in stockholder's equity and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of @ Entertainment, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles in the United States of America.

                                          KPMG

Warsaw, Poland
March 29, 1999

                             @ ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               SUCCESSOR      PREDECESSOR
                                                               (NOTE 2)         (NOTE 2)
                                                              DECEMBER 31,    DECEMBER 31
                                                                 1999             1998
                                                               ----------        ---------
                                                                         )      (IN THOUSANDS
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $   35,520        $  13,055
  Trade accounts receivable, net of allowance for doubtful
    accounts of $3,090 in 1999 and $1,095 in 1998 (note
    5)......................................................       12,808            7,408
  Programming and broadcast rights (note 9).................        7,200            9,030
  VAT recoverable...........................................        9,623            8,785
  Prepayments...............................................        1,883           10,803
  Other current assets......................................        1,162            1,475
                                                               ----------        ---------
    Total current assets....................................       68,196           50,556
                                                               ----------        ---------
Property, plant and equipment (note 7):
  Cable television systems assets...........................      123,845          175,053
  D-DTH equipment...........................................       82,327           68,419
  Construction in progress..................................        7,400            2,739
  Vehicles..................................................        1,943            2,792
  Other.....................................................       15,871           16,119
                                                               ----------        ---------
                                                                  231,386          265,122
  Less accumulated depreciation.............................      (12,602)         (52,068)
                                                               ----------        ---------
    Net property, plant and equipment.......................      218,784          213,054
Inventories for construction................................        5,511            8,869
Intangible assets, net (note 8).............................      906,987           43,652
Investments in affiliated companies (note 10)...............       19,393           19,956
Other assets................................................           --           12,287
                                                               ----------        ---------
    Total assets............................................   $1,218,871        $ 348,374
                                                               ==========        =========
                            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................   $   72,963        $  44,258
  Accrued interest..........................................          243            2,140
  Deferred revenue..........................................        4,009            4,366
  Current portion of notes payable..........................           --            6,500
                                                               ----------        ---------
    Total current liabilities...............................       77,215           57,264

Long-term liabilities:
  Notes payable and accrued interest to UPC (note 12).......      220,149               --
  Notes payable (note 12)...................................      314,547          257,454
                                                               ----------        ---------
    Total liabilities.......................................      611,911          314,718
                                                               ----------        ---------
Commitments and contingencies (notes 17 and 19)
Stockholder's equity (note 1):
  Common stock, $.01 par value; Authorized 70,000,000
    shares, issued and outstanding 33,310,000 shares in 1998
    and 1,000 issued and outstanding in 1999................           --              333
  Paid-in capital...........................................      812,549          237,954
  Accumulated other comprehensive income....................      (61,412)            (467)
  Accumulated deficit.......................................     (144,177)        (204,164)
                                                               ----------        ---------
      Total stockholder's equity............................      606,960           33,656
                                                               ----------        ---------
      Total liabilities and stockholder's equity............   $1,218,871        $ 348,374
                                                               ==========        =========

          See accompanying notes to consolidated financial statements.

                             @ ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                SUCCESSOR
                                                 (NOTE 2)              PREDECESSOR (NOTE 2)
                                               ------------   ---------------------------------------
                                               PERIOD FROM    PERIOD FROM
                                                AUGUST 6,      JANUARY 1,
                                               1999 THROUGH   1999 THROUGH   YEAR ENDED DECEMBER 31,
                                               DECEMBER 31,    AUGUST 5,     ------------------------
                                                   1999           1999          1998         1997
                                               ------------   ------------   ----------   -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.....................................   $  38,018      $  46,940     $  61,859     $ 38,138
Operating expenses:
  Direct operating expenses..................      69,351         70,778        61,874       14,621
  Selling, general and administrative
    expenses.................................      46,874         51,034        74,494       49,893
  Depreciation and amortization..............      40,189         23,927        26,304       16,294
                                                ---------      ---------     ---------     --------
Total operating expenses.....................     156,414        145,739       162,672       80,808

  Operating loss.............................    (118,396)       (98,799)     (100,813)     (42,670)

Interest and investment income...............         731          2,823         3,355        5,754
Interest expense.............................     (24,459)       (28,818)      (21,957)     (13,902)
Equity in losses of affiliated companies.....        (291)        (1,004)       (6,310)        (368)
Foreign exchange loss, net...................      (2,637)        (2,188)         (130)      (1,027)
Non-operating income.........................       1,977             --            --           --
Impairment of D-DTH equipment (note 7).......      (1,091)            --            --           --
                                                ---------      ---------     ---------     --------
  Loss before income taxes and minority
    interest.................................    (144,166)      (127,986)     (125,855)     (52,213)
Income tax (expense)/benefit (note 11).......         (11)           (30)         (210)         975
Minority interest............................          --             --            --       (3,586)
                                                ---------      ---------     ---------     --------

  Net loss...................................    (144,177)      (128,016)     (126,065)     (54,824)

  Accretion of redeemable preferred stock....          --         (2,436)           --       (2,436)
  Excess of consideration paid for preferred
    stock over carrying amount...............          --             --            --      (33,806)
                                                ---------      ---------     ---------     --------
Net loss applicable to holders of common
  stock......................................   $(144,177)     $(130,452)    $(126,065)    $(91,066)
                                                =========      =========     =========     ========
Basic and diluted net loss per common share
  (note 15)..................................         N/A      $   (3.90)    $   (3.78)    $  (3.68)
                                                =========      =========     =========     ========

          See accompanying notes to consolidated financial statements.

                             @ ENTERTAINMENT, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                SUCCESSOR
                                                (NOTE 2)                  PREDECESSOR (NOTE 2)
                                              -------------   --------------------------------------------
                                               PERIOD FROM    PERIOD FROM
                                                AUGUST 6,      JANUARY 1,
                                              1999 THROUGH    1999 THROUGH    YEAR ENDED      YEAR ENDED
                                              DECEMBER 31,     AUGUST 5,     DECEMBER 31,    DECEMBER 31,
                                                  1999            1999           1998            1997
                                              -------------   ------------   -------------   -------------
                                                                             (IN THOUSANDS)
Net loss....................................    $(144,177)     $(128,016)      $(126,065)      $(54,824)
Other comprehensive income/(loss):
  Translation adjustment....................      (61,412)       (21,327)           (249)          (218)
                                                ---------      ---------       ---------       --------
Comprehensive loss..........................     (205,589)      (149,343)       (126,314)       (55,042)
                                                =========      =========       =========       ========

          See accompanying notes to consolidated financial statements.

                             @ ENTERTAINMENT, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                            ACCUMULATED
                                   PREFERRED STOCK          COMMON STOCK                       OTHER
                                 -------------------   ----------------------   PAID-IN    COMPREHENSIVE   ACCUMULATED
                                  SHARES     AMOUNT      SHARES       AMOUNT    CAPITAL       INCOME         DEFICIT      TOTAL
                                 --------   --------   -----------   --------   --------   -------------   -----------   --------
                                                               (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance January 1, 1997........                         18,948,000      189       54,134           --        (23,275)      31,048
  Translation adjustment.......       --         --             --       --           --         (218)            --         (218)
  Net loss.....................       --         --             --       --           --           --        (54,824)     (54,824)
  Net proceeds from initial
    public offering............       --         --      9,500,000       95      183,197           --             --      183,292
  Purchase of PCI series A and
    C redeemable preferred
    stock......................       --         --             --       --      (33,806)          --             --      (33,806)
  Accretion of redeemable
    preferred stock............       --         --             --       --       (2,436)          --             --       (2,436)
  Conversion of series B
    redeemable preferred
    stock......................       --         --      4,862,000       49       11,148           --             --       11,197
  Stock option compensation
    expense (note 16)..........       --         --             --       --       18,102           --             --       18,102
                                  ------    -------    -----------     ----     --------      -------       --------     --------
Balance December 31, 1997......       --         --     33,310,000      333      230,339         (218)       (78,099)     152,355
  Translation adjustment.......       --         --             --       --           --         (249)            --         (249)
  Net loss.....................       --         --             --       --           --           --       (126,065)    (126,065)
  Warrants attached to Senior
    Discount Notes (note 12)...       --         --             --       --        7,615           --             --        7,615
                                  ------    -------    -----------     ----     --------      -------       --------     --------
Balance December 31, 1998......       --         --     33,310,000      333      237,954         (467)      (204,164)      33,656
Proceeds from issuance of
  preferred stock..............    5,000     28,812             --       --       19,483           --             --       48,295
Accretion of redeemable
  preferred stock..............       --      2,436             --       --       (2,436)          --             --           --
Warrants attached to Senior
  Discount Notes...............       --         --             --       --        7,452           --             --        7,452
Proceeds from issuance of
  common stock.................       --         --         96,000        1          195           --             --          196
Proceeds from exercise of
  warrants.....................       --         --        538,616        5        6,441           --             --        6,446
Translation adjustment.........       --         --             --       --           --      (21,327)            --      (21,327)
Net loss.......................       --         --             --       --           --           --       (128,016)    (128,016)
                                  ------    -------    -----------     ----     --------      -------       --------     --------
  Balance August 5, 1999,
    Predecessor (note 2).......    5,000     31,248     33,944,616      339      269,089      (21,794)      (332,180)     (53,298)
                                  ======    =======    ===========     ====     ========      =======       ========     ========
  Warrants exercise............       --         --             --       --          146           --             --          146
  Issuance of common stock.....       --         --          1,000       --           --           --             --           --
  Purchase accounting
    adjustments................   (5,000)   (31,248)   (33,944,616)    (339)     543,314       21,794        332,180      865,701
                                  ------    -------    -----------     ----     --------      -------       --------     --------
  Balance August 6, 1999,
    Successor..................       --         --             --       --      812,549           --             --      812,549
                                  ------    -------    -----------     ----     --------      -------       --------     --------
  Translation adjustment.......       --         --             --       --           --      (61,412)            --      (61,412)
  Net loss.....................       --         --             --       --           --           --       (144,177)    (144,177)
                                  ------    -------    -----------     ----     --------      -------       --------     --------
Balance December 31, 1999,
  Successor (note 2)...........       --         --          1,000       --      812,549      (61,412)      (144,177)     606,960
                                  ======    =======    ===========     ====     ========      =======       ========     ========

          See accompanying notes to consolidated financial statements.

                             @ ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       SUCCESSOR (NOTE
                                                             2)                     PREDECESSOR (NOTE 2)
                                                      -----------------   -----------------------------------------
                                                       PERIOD FROM         PERIOD FROM         YEAR ENDED DECEMBER
                                                      AUGUST 6, 1999      JANUARY 1, 1999              31,
                                                         THROUGH             THROUGH           --------------------
                                                      DECEMBER 31, 1999   AUGUST 5, 1999         1998        1997
                                                      -----------------   ------------------   ---------   --------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..........................................      $(144,177)          $(128,016)       $(126,065)  $(54,824)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Minority interest...............................             --                  --               --      3,586
    Depreciation and amortization...................         40,189              23,927           26,304     16,294
    Amortization of notes payable discount and issue
      costs.........................................         16,838              19,209            9,182      1,040
    Gain on sale of investment securities...........             --                  --               --       (358)
    Non-cash stock option compensation expense......             --                  --               --     18,102
    Equity in loss of affiliated companies..........            291               1,004            6,310        368
    Impairment of D-DTH equipment...................          1,091                  --               --         --
    Unrealized foreign exchange losses..............          3,939                  --               --         --
    Other...........................................         (2,200)                619            2,196         --
    Changes in operating assets and liabilities:
      Accounts receivable...........................         (3,746)             (2,651)          (2,780)    (3,191)
      Other current assets..........................          1,647               6,985           (7,959)    (2,101)
      Programming and broadcast rights..............          5,208              (3,378)          (8,136)      (894)
      Accounts payable..............................          6,688                 403           25,185      5,757
      Income taxes payable..........................            (85)                 85            2,026     (2,707)
      Accrued interest..............................             --                  --              (35)        --
      Deferred revenue..............................          1,125               1,103            3,104        155
      Trade accounts payable to UPC.................          1,206                  --               --         --
      Interest payable to UPC.......................          2,804                  --               --         --
      Other.........................................          3,211               3,468               --         --
                                                          ---------           ---------        ---------   --------
        Net cash used in operating activities.......        (65,971)            (77,242)         (70,668)   (18,773)
                                                          ---------           ---------        ---------   --------
Cash flows from investing activities:
      Construction and purchase of property, plant
        and equipment...............................        (27,021)            (24,034)        (114,992)   (39,643)
      Repayment of notes receivable from
        affiliates..................................             --                  --               --      2,521
      Issuance of notes receivable from
        affiliates..................................             --                  --               --       (721)
      Proceeds from maturity of investment
        securities..................................             --                  --               --     25,473
      Purchase of other assets......................             --                  --               --    (10,200)
      Investment in affiliated companies............             --                  --           (5,228)   (21,420)
      Other investments.............................           (237)             (1,753)              --         --
      Purchase of intangibles.......................           (308)                 --               --         --
      Purchase of subsidiaries, net of cash
        received....................................           (954)             (6,860)         (26,990)   (20,852)
                                                          ---------           ---------        ---------   --------
        Net cash used in investing activities.......        (28,520)            (32,647)        (147,210)   (64,842)
                                                          ---------           ---------        ---------   --------
Cash flows from financing activities:
      Net proceeds from issuance of stock and
        exercise of warrants........................            146               6,447               --    183,292
      Redemption of preferred stock.................             --                  --               --    (60,000)
      Proceeds from issuance of notes payable.......             --             109,755          123,985         --
      Proceeds from loans from affiliates...........        217,012                  --               --         --
      Proceeds from issuance of preferred stock and
        warrants....................................             --              48,295            7,615         --
      Repayment of bonds payables...................       (149,395)             (5,156)          (5,960)    (1,749)
      Repayment of notes payable....................             --                  --             (398)      (720)
                                                          ---------           ---------        ---------   --------
        Net cash provided by financing activities...         67,763             159,341          125,242    120,823
                                                          ---------           ---------        ---------   --------
        Net increase/(decrease) in cash and cash
          equivalents...............................        (26,728)             49,452          (92,636)    37,208
        Effect of exchange rates on cash and cash
          equivalents...............................           (259)                 --               --         --
Cash and cash equivalents at beginning of period....         62,507              13,055          105,691     68,483
                                                          ---------           ---------        ---------   --------
Cash and cash equivalents at end of period..........      $  35,520           $  62,507        $  13,055    105,691
                                                          =========           =========        =========   ========
Supplemental cash flow information:
Cash paid for interest..............................      $   6,270           $   7,304        $  13,014   $ 12,873
Cash paid for income taxes..........................      $      37           $      47        $     589   $  1,732
                                                          =========           =========        =========   ========

          See accompanying notes to consolidated financial statements.

                             @ ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

1. ORGANIZATION AND FORMATION OF HOLDING COMPANY

    @ Entertainment, Inc. ("@ Entertainment"), a Delaware corporation and fully owned subsidiary of United Pan-Europe Communications N.V. ("UPC") was established in May 1997. @ Entertainment succeeded Poland Communications, Inc. ("PCI") as the group holding company to facilitate an initial public offering of stock in the United States and internationally (the "IPO"). PCI was founded in 1990 by David T. Chase, a Polish-born investor. On August 6, 1999, United Pan-Europe Communications N.V. ("UPC") through its wholly-owned subsidiary, Bison Acquisition Corporation ("Bison") acquired all of the outstanding shares of the Company. The period from January 1, 1999 through August 5, 1999 and the period from August 6, 1999 through December 31, 1999 are referred to herein as the "seven months of 1999" and "five months of 1999", respectively.

    @ Entertainment, Inc. and its subsidiaries (the "Company") offer pay television services to business and residential customers in Poland. Its revenues are derived primarily from monthly basic and premium service fees for cable and digital satellite direct-to-home ("D-DTH") television services provided primarily to residential, rather than business, customers. In
September 1998, the Company launched its D-DTH broadcasting service throughout Poland. In addition to developing and acquiring programming for distribution on its cable and D-DTH television networks, the Company commenced distribution of a branded digital encrypted platform of Polish-language programming under the brand name Wizja TV in June and September 1998 on its cable and D-DTH television networks, respectively.

    At December 31, 1999, @ Entertainment, wholly owned PCI, @ Entertainment Programming, Inc. ("@EPI")--United States corporations, Wizja TV Limited (previously AT Entertainment Limited ("Wizja TV Ltd")), At Entertainment Services Limited ("@ES")--United Kingdom corporations, Wizja TV B.V.(previously Sereke Holding B.V.("Wizja TV BV"))--a Netherlands corporation and Wizja TV Sp. z o.o., Ground Zero Media Sp. z o.o. ("GZM") and Wizja TV Spolka Produkcyjna Sp. z o.o., which are Polish corporations. PCI owns 92.3% of the capital stock of Poland Cablevision (Netherlands) B.V. ("PCBV"), a Netherlands corporation and first-tier subsidiary of PCI. @ Entertainment, PCI and PCBV are holding companies that directly or indirectly hold controlling interests in a number of Polish cable television companies, collectively referred to as the "PTK Companies". As of December 31, 1999, substantially all of the assets and operating activities of the Company were located in Poland and the United Kingdom.

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

    The tender offer, initiated pursuant to the Agreement and Plan of Merger with UPC and Bison, closed at 12:00 midnight on August 5, 1999. On August 6, 1999, Bison reported that it had accepted for payment a total of 33,701,073 shares of the Company's common stock (including 31,208 shares tendered pursuant to notices of guaranteed delivery) representing approximately 99% of the Company's outstanding shares of common stock (the "Acquisition"). In addition UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of the Company and acquired all of the outstanding warrants and stock options.

    Also on August 6, 1999, Bison was merged with and into the Company with the Company continuing as the surviving corporation (the "Merger"). Accordingly, the Company became a wholly-owned subsidiary

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

2. CONSUMMATION OF UPC TENDER OFFER AND MERGER (CONTINUED) of UPC. UnitedGlobalCom, Inc. is the majority stockholder of UPC. The Company believes that a Change of Control occurred on August 6, 1999 as a result of the Acquisition and Merger. @ Entertainment prior to the Acquisition, is herein referred to as the "Predecessor" while the Company after the Acquisition is referred to as the "Successor".

    The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of @ Entertainment. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The Company restated some of its assets and liabilities at August 5, 1999. At this date the Notes of the Company and Poland Communications, Inc. ("PCI") were restated to reflect the market value and as a result were increased by $61.9 million and deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totalled $812.5 million. At this time the Company had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million which was realized on previous transactions. As a result of the above considerations, UPC recognized goodwill of approximately $979.3 million. As a result of the Acquisition, UPC pushed down its basis to the Company establishing a new basis of accounting as of the acquisition date.

    The following pro forma condensed consolidated results for the seven months of 1999, the years ended December 31, 1998 and 1997 give effect to the Acquisition of @ Entertainment as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon the assumptions that goodwill and the amortization thereon would be pushed down as if the transaction had occurred at the beginning of each period presented. Additionally, interest expense related to the deferred financing costs was removed for each of the periods presented. There was no tax effect from these adjustments because of the significant net losses.

                              FIVE MONTHS        SEVEN MONTHS               YEAR ENDED                YEAR ENDED
                                OF 1999             OF 1999              DECEMBER 31, 1998         DECEMBER 31, 1997
                              -----------   -----------------------   -----------------------   -----------------------
                              HISTORICAL    HISTORICAL   PRO FORMA    HISTORICAL   PRO FORMA    HISTORICAL   PRO FORMA
                              -----------   ----------   ----------   ----------   ----------   ----------   ----------
Service and other revenue...   $  38,018    $  46,940    $  46,940    $  61,859    $  61,859     $ 38,138    $  38,138
                               =========    =========    =========    =========    =========     ========    =========
Net loss....................   $(144,177)   $(128,016)   $(163,421)   $(126,065)   $(187,509)    $(54,824)   $(116,518)
                               =========    =========    =========    =========    =========     ========    =========

3. FINANCIAL POSITION AND BASIS OF ACCOUNTING

   These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Pay television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks, acquisition of programming rights and reception system for its D-DTH business and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception (1990). The Company expects to experience substantial operating losses and negative cash flows for at least the next year in association with the expansion of the D-DTH and programming businesses. As of December 31, 1999, the Company has negative working capital and significant commitments under non-

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

3. FINANCIAL POSITION AND BASIS OF ACCOUNTING (CONTINUED) cancelable operating leases and for programming rights. Additionally, the Company is currently and is expected to continue to be highly leveraged. The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company as well as its ability to obtain additional third party financing to support the planned expansion, as well as obtaining additional financing from its parent, UPC. The Company's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan for its D-DTH, cable and programming business.

    Management of the Company believes that significant opportunities exist for pay television providers capable of delivering high quality, Polish-language programming on a multi-channel basis. As such, the Company has focused its financial and business efforts toward its position in the cable, D-DTH and programming markets. The Company's business strategy is designed to increase its market share and subscriber base and to maximize revenue per subscriber. To accomplish its objectives and to capitalize on its competitive advantages, the Company intends to (i) develop and control the content of programming on its cable and D-DTH systems; (ii) increase its distribution capabilities through internal growth and through acquisitions; (iii) control its management of subscribers by using advanced integrated management information systems; and
(iv) establish Wizja TV as the leading brand name in the Polish pay television industry. If the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is also dependent on its parent, UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support @ Entertainment and its subsidiaries as a going concern, and accordingly enable @ Entertainment and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2001.

    Several of the Company's Polish subsidiaries have statutory shareholders' equity less than the legally prescribed limits because of accumulated losses. The management of these companies will have to make decisions on how to increase the shareholders' equity to be in compliance with the Polish Commercial Code. The Company is currently considering several alternatives, including the conversion of intercompany debt into equity, in order to resolve these deficiencies.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

    The Company maintains its books of account in Poland and in the UK in accordance with accounting standards in the respective countries. These financial statements include certain adjustments not reflected in the Company's statutory books to present these statements in accordance with U.S. GAAP.

    The consolidated financial statements include the financial statements of @ Entertainment, Inc. and its wholly owned and majority owned subsidiaries. Also consolidated is a 49% owned subsidiary for which the Company maintains control of operating activities and has the ability to influence the appointment of

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) members to the Managing Board. All intercompany balances and transactions have been eliminated in consolidation.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to overdue accounts receivable.

REVENUE RECOGNITION

    CABLE TELEVISION REVENUES:

    Revenue from subscription fees is recognized on a monthly basis as the service is provided. Installation fee revenue for connection to the Company's cable television system, is recognized to the extent of direct selling costs and the balance is deferred and amortized to income over the estimated average period that new subscribers are expected to remain connected to the systems.

    D-DTH SUBSCRIPTION REVENUES:

    Until April 1, 1999 the Company provided its Wizja TV package (consisting of a one-year rental of a D-DTH reception system, installation and a one-year subscription to the Company's D-DTH service) to retail customers for one up-front payment at the time of installation. The Company recognized subscription revenues at the time of installation to the extent of direct selling costs incurred, and the balance is deferred and amortized to income over the remaining term of the subscription. There were no revenues derived from D-DTH subscription revenues prior to 1998.

    Since April 1, 1999 the Company has no longer provided its Wizja TV package based on up-front one year payment for installation and subscription. As a result the Company recognizes revenue from subscription fees on a monthly basis as the service is provided.

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

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    U.S. TAXATION:

    The Company and PCI are subject to U.S. federal income taxation on its worldwide income. The Polish corporations are not engaged in a trade or business within the U.S. or do not derive income from U.S. sources and accordingly, are not subject to U.S. income tax.

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

    Effective January 1998, the Company adopted EITF 92-8--"Accounting for the Income Tax Effects under FASB Statement No. 109 of a Change in Functional Currency When an Economy Ceases to Be Considered Highly Inflationary". As a result of adopting EITF 92-4, "Accounting for a Change in Functional Currency When the Economy Ceases to Be Considered Highly Inflationary," the Company's functional currency bases exceeded the local currency tax bases of nonmonetary items. The difference between the new functional currency and the tax bases have been recognized as temporary differences in accordance with EITF 92-8.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment includes assets used in the development and operation of the Company's D-DTH and cable television systems and set-top boxes. During the period of construction, plant costs and a portion of design, development and related overhead costs are capitalized as a component of the Company's investment in D-DTH and cable television systems. When material, the Company capitalizes interest costs incurred during the period of construction in accordance with SFAS No. 34, "Capitalization of Interest Cost". Interest is not capitalized for short-term construction projects. During 1998, the Company capitalized approximately $664,000 of interest related to required up-front payments to Philips for D-DTH reception systems. During the five months of 1999, seven months of 1999 and the year ended December 31, 1997, no interest costs were capitalized.

    Cable and D-DTH subscriber related costs and general and administrative expenses are charged to operations when incurred.

    Depreciation is computed for financial reporting purposes using the straight-line method over the following estimated useful lives:

Cable television system assets..............................    10 years
D-DTH system assets.........................................     5 years
Set-top boxes...............................................     5 years
Vehicles....................................................     5 years
Other property, plant and equipment.........................  5-10 years

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVENTORIES FOR CONSTRUCTION

    Inventories for construction are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories are principally related to cable television systems. Cost of inventory includes purchase price, transportation, customs and other direct costs.

GOODWILL AND OTHER INTANGIBLES

    Prior to the Merger, goodwill, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over the expected periods to be benefited, generally ten years, with the exception of amounts paid relating to non-compete agreements. The portion of the purchase price relating to the non-compete agreements was amortized over the term of the underlying agreements, generally five years.

    Effective as of the Merger Date, the Company revalued all its goodwill, including amounts related to non-compete agreements that related to transactions completed prior to the Merger. The goodwill that was pushed down to the Company is amortized using straight-line basis over the expected periods to be benefited, which is fifteen years.

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

PROGRAMMING AND BROADCAST RIGHTS

    The Company enters into contracts for the purchase of certain exhibition or broadcast rights. Broadcast or exhibition rights consist principally of rights to broadcast syndicated programs, sports and feature films and are accounted for as a purchase of rights by the licensee. The asset and liability for the rights acquired and obligations incurred under a license agreement are reported by the Company, at the gross amount of the liability, when the license period begins and certain specified conditions have been met, in accordance with the guidelines established within SFAS No. 63, "FINANCIAL REPORTING BY BROADCASTERS".

DEFERRED FINANCING COSTS

    Costs incurred to obtain financing have been deferred and amortized over the life of the related loan using the effective interest method. Such costs were written off in 1999 at the Merger as part of the purchase accounting adjustment.

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

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
MINORITY INTEREST

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

FOREIGN CURRENCIES

    Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are translated at rates of exchange at balance sheet date. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

    The financial statements of foreign subsidiaries are translated to U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) average exchange rates during the period for results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive loss as a separate component of stockholder's equity. The Company considers all of its intercompany loans to its Polish subsidiaries to be of a long-term investment nature. As a result, any foreign exchange gains or losses resulting from the intercompany loans are reported in accumulated other comprehensive loss.

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

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    At December 31, 1999 and 1998, the carrying value of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

    At December 31, 1999 and 1998 the fair value of the Company's notes payable balance approximates $320,635,000 and $230,194,000, respectively, based on the last trading price of the notes payable in the respective years.

    At the date of the Merger the Company's and PCI Notes were restated to their fair market value at this date. The resulting $61.9 million, increase was recorded in the pushed-down purchase accounting entries.

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

RECLASSIFICATIONS

    Certain amounts have been reclassified in the prior year consolidated financial statements to conform to the presentation contained in the 1999 periods.

NEW ACCOUNTING PRINCIPLES

    The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under this statement, accounting for changes in fair value of a derivative depends on its intended use and designation. In June 1999, the FASB approved Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends the effective date of SFAS 133, which will now be effective for the first quarter 2001. We are currently assessing the effect of this new standard.

5. VALUATION AND QUALIFYING ACCOUNTS

                                                   BALANCE AT     ADDITIONS                  BALANCE AT
                                                  THE BEGINNING   CHARGED TO     AMOUNTS     THE END OF
                                                  OF THE PERIOD    EXPENSE     WRITTEN OFF   THE PERIOD
                                                  -------------   ----------   -----------   ----------
                                                                     (IN THOUSANDS)
                         Allowance for Doubtful
1997...................  Accounts                    $  545         $  494        $  273       $  766
                         Allowance for Doubtful
1998...................  Accounts                    $  766         $1,383        $1,054       $1,095
                         Allowance for Doubtful
Seven months of 1999...  Accounts                    $1,095         $  740        $  223       $1,612
                         Allowance for Doubtful
Five months of 1999....  Accounts                    $1,612         $2,331        $  853       $3,090

6. ACQUISITIONS

    During 1999, the Company made several acquisitions of which details follow. In each case, the acquisition was accounted for using the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based on their proportionate share of fair values on the date of acquisition and any excess to goodwill. The results of operations of each of the businesses acquired are included in the Company's consolidated financial statements since the date of acquisition. In each case the goodwill life was 10 years. However, as discussed in Note 4, the revalued goodwill resulting from the Merger is being amortized over 15 years.

    On February 25, 1999, @ Entertainment purchased for approximately
$1.8 million a 30% interest in Mazowiecki Klub Sportowy Sportowa Spolka Akcyjna, a joint stock company which owns Hoop Pekaes Pruszkow, a Polish basketball club. In connection with this purchase @ Entertainment has agreed to act as a sponsor for Hoop Pekaes Pruszkow. As of year ended December 31, 1999 the Company through its subsidiaries committed to pay an additional $4.8 million for the sponsorship of this basketball club and to secure future programming rights.

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

    On July 9, 1999, a subsidiary of the Company entered into an agreement to acquire 100% of a cable television system for total consideration of approximately $7,500,000. The consummation of this transaction is subject to Polish Ministry of Telecommunications approval. The acquisition has been accounted for under the purchase method where the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The acquisition did not have a material effect on the Company's results of operations in 1999. The purchase price exceeded fair value of the assets acquired by approximately $5,336,000.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

6. ACQUISITIONS (CONTINUED)
    On July 26, 1999, a subsidiary of the Company entered into an agreement to purchase all of the assets and subscriber lists of a cable television system for total consideration of approximately $2,800,000. The purchase was accounted for under the purchase method where the purchase price was allocated to the underlying assets based upon their estimated fair values and the excess to goodwill. The purchase price did not materially exceed the value of the assets acquired.

    Had these acquisitions occurred on January 1, 1998, the Company's pro-forma consolidated results for the years ended December 31, 1999 and 1998, would not be materially different from those presented in the Consolidated Statements of Operations.

    In February 1998, PCI acquired substantially all of the assets and liabilities of a cable television business for an aggregate consideration of approximately $1,574,000. The purchase price exceeded the fair value of the net liabilities acquired by approximately $2,041,000. In association with this acquisition, the Company assumed a $2,150,000 loan from Bank Rozwoju Exportu S.A. (refer to note 12).

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

    On August 15, 1998, a subsidiary of the Company purchased the remaining approximately 50% minority interest in another subsidiary of the Company which was held by unaffiliated third parties for aggregate consideration of approximately $5,372,000. The purchase price exceeded the fair value of the assets acquired by $1,104,000.

    Additionally, during 1998 PCI acquired certain cable television system assets and subscriber lists for aggregate consideration of approximately $2,000,000. The purchase price did not materially exceed the fair value of the assets acquired.

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

    In May 1997, the Company's subsidiaries acquired a 54.75% ownership interest in a cable television company for aggregate consideration of approximately $10,925,000. The acquisition has been accounted for as a purchase with the purchase price allocated among the assets acquired and liabilities assumed based upon the fair values at the date of acquisition and any excess as goodwill. The purchase price exceeded the fair value of the net assets acquired by approximately $9,910,000.

    During 1997, the Company's subsidiaries acquired certain cable television system assets and subscriber lists for aggregate consideration of approximately $3,200,000. The acquisitions have been accounted for as fixed asset purchases with the purchase price allocated among the fixed assets acquired based upon their

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

6. ACQUISITIONS (CONTINUED)
fair values at the dates of acquisition and any excess to goodwill. The purchase prices exceeded the fair value of the assets acquired by approximately $548,000.

7. PROPERTY, PLANT AND EQUIPMENT

    As part of the accounting for the Merger the Company recorded its fixed asset fair values and re-set accumulated depreciation to zero. The following pro forma consolidated tangible fixed assets balances for the year ended
December 31, 1999 and 1998 give effect of the Acquisition of @Entertainment as it had occurred on December 31, 1998.

                                                                              PRO FORMA
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Property, plant and equipment:
  Cable television systems assets...........................     123,845        129,625
  D-DTH equipment...........................................      82,327         65,227
  Construction in progress..................................       7,400          2,739
  Vehicles..................................................       1,943          1,930
  Other.....................................................      15,871         13,533
                                                                --------        -------
                                                                 231,386        213,054
  Less accumulated depreciation.............................     (12,602)            --
                                                                --------        -------
    Net property, plant and equipment.......................     218,784        213,054

    Between April 1, and November 8, 1999 the Company was selling digital direct-to-home ("D-DTH") reception systems to customers. Prior to April 1, 1999, the systems were leased to customers, classified as fixed assets and depreciated over 5 years. Due to this change, the Company classified reception systems as inventory. As a result of the change the Company wrote down the value of all reception systems acquired after April 1, 1999 and before November 8, 1999 to their net realizable value. The effect of the change was to increase operating loss by approximately $8,852,000, and $19,891,000 for the five months of 1999 and seven months of 1999, respectively. Due to the change of ownership of the Company in connection with the Merger, beginning November 8, 1999 the Company returned to leasing its D-DTH reception systems. The Company has impaired the value of D-DTH boxes leased to customers, which have been disconnected and where it is unlikely for the Company to recover the value of the boxes.

    The Company incurred depreciation charges for tangible fixed assets of $14,079,000, $19,733,000, $19,864,000 and $14,010,000 for the five months of
1999, seven months of 1999 and for years ended December 31, 1998 and 1997, respectively.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

8. INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                       SUCCESSOR     PREDECESSOR
                                                      ------------   ------------
                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           1998
                                                      ------------   ------------
                                                            (IN THOUSANDS)
Conduit, franchise agreements and other.............    $  4,334       $ 6,745
Goodwill............................................     928,763        27,510
Non-compete agreements..............................          --        19,006
                                                        --------       -------
                                                         933,097        53,261
Less accumulated amortization.......................     (26,110)       (9,609)
                                                        --------       -------
Net intangible assets...............................    $906,987       $43,652
                                                        ========       =======

    The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of @ Entertainment. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The Company restated some of its assets and liabilities at August 5, 1999. At this date the Notes of the Company and PCI were restated by $61.9 million and deferred financing costs of $16.1 million and deferred revenue of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totalled $812.5 million. At this time the Company had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million which was realized on previous transactions. As a result of the above considerations, UPC recognized goodwill of approximately $979.3 million. As a result of the Acquisition, UPC pushed down its basis to the Company establishing a new basis of accounting as of the acquisition date. The Company incurred amortization charges for intangible assets of $26,110,000, $4,194,000, $6,440,000, and $2,284,000 for five and seven months of 1999 and the years ended December 31, 1998 and 1997, respectively.

9. PROGRAMMING AND BROADCAST RIGHTS

    Programming and broadcast rights include approximately $7,200,000 and $9,030,000 paid for certain broadcast rights purchased as of December 31, 1999 and 1998, respectively, but not yet available for viewing.

10. INVESTMENTS IN AFFILIATED COMPANIES

    Investment in affiliated companies at December 31, 1999 consist of 30% of common Stock of Mazowiecki Klub Sportowy Sportowa Spolka Akcyjna, 20% of the common stock of Fox Kids Poland Ltd. ("FKP") and 50% of the common stock of Twoj Styl Sp. z o.o. ("Twoj Styl"). At December 31, 1997 investments in affiliated companies also included 45% of the common stock of Ground Zero Media
Sp. z o.o. During 1998, the Company acquired the remaining interest in Ground Zero Media Sp. z o.o (refer to note 6).

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

10. INVESTMENTS IN AFFILIATED COMPANIES (CONTINUED)
    On February 25, 1999, @ Entertainment purchased for approximately
$1.8 million a 30% interest in Mazowiecki Klub Sportowy Sportowa Spolka Akcyjna, a joint stock company which owns Hoop Pekaes Pruszkow, a Polish basketball team. In connection with this purchase @ Entertainment has agreed to act as a sponsor for Hoop Pekaes Pruszkow.

    For five months of 1999 and seven months of 1999 the Company recorded a loss related to this investment of $325,000 and $473,000, respectively.

    In December 1997, the Company acquired a 20% interest in FKP, a joint venture formed to provide programming to the Company for an aggregate purchase price of approximately $10,000,000. The purchase price exceeded the fair value of the Company's ownership percentage of net assets by approximately $10,000,000. During 1998, the Company contributed an additional $4,926,000 to the joint venture which was accounted for as an additional investment in affiliated companies. These differences are being amortized over five years as a charge to equity in profits of affiliated companies.

    For the five months of 1999, seven months of 1999 and the years ended December 31, 1998 and 1997, the Company recorded losses related to this investment of $333,000, $445,000, $6,343,000 and $0, respectively.

    In December 1997, the Company acquired a 50% interest in Twoj Styl, a magazine publishing company for an aggregate purchase price of approximately $11,100,000. In 1998, the Company paid approximately $302,000 for stamp duty and professional fees, which was added to the cost of the investment. The purchase price exceeded the fair value of the Company's ownership percentage of net assets by approximately $9,600,000. This difference is being amortized over ten years as a charge to equity in income of affiliated companies. For five months of 1999, seven months of 1999 and the years ended December 31, 1998 and 1997, the Company recorded a (loss)/profit related to this investment of $367,000, $(86,000), $(181,000) and $152,000, respectively. In addition, the Company agreed to provide additional future financing to Twoj Styl, either debt or equity, of up to $7,700,000 to develop Polish-language programming and ancillary services. As of December 31, 1999, no additional financing had been provided.

    It was not practical to estimate the market value of the investments in affiliated companies due to the nature of these investments, the relatively short existence of the affiliated companies and the absence of quoted market price for the affiliated companies. Because these acquisitions occurred only shortly before the Acquisition, the historical investments costs were assessed as the fair values.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

11. INCOME TAXES

    Income tax (expense)/benefit consists of:

                                                     CURRENT    DEFERRED    TOTAL
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Five months of 1999
  U.S. Federal.....................................   $   --      $ --      $   --
  State and local..................................       --        --          --
  Foreign..........................................      (11)       --         (11)
                                                      ------      ----      ------
                                                      $  (11)     $ --      $  (11)
                                                      ======      ====      ======
Seven months of 1999
  U.S. Federal.....................................   $   --      $ --      $   --
  State and local..................................       --        --          --
  Foreign..........................................      (30)       --         (30)
                                                      ------      ----      ------
                                                         (30)                  (30)
                                                      ======      ====      ======
Year ended December 31, 1998:
  U.S. Federal.....................................   $   --      $ --      $   --
  State and local..................................       --        --          --
  Foreign..........................................     (210)       --        (210)
                                                      ------      ----      ------
                                                      $ (210)     $ --      $ (210)
                                                      ======      ====      ======
Year ended December 31, 1997:
  U.S. Federal.....................................   $1,438      $ --      $1,438
  State and local..................................       --        --          --
  Foreign..........................................     (463)       --        (463)
                                                      ------      ----      ------
                                                      $  975      $ --      $  975
                                                      ======      ====      ======

    Sources of loss before income taxes and minority interest are presented as follows:

                                              FIVE MONTHS OF   SEVEN MONTHS OF   YEAR ENDED DECEMBER 31,
                                              --------------   ---------------   ------------------------
                                                   1999             1999            1998          1997
                                              --------------   ---------------   -----------   ----------
                                                                    (IN THOUSANDS)
Domestic loss...............................      (85,831)         (53,786)       $ (52,341)    $(20,628)
Foreign loss................................      (58,335)         (74,200)         (73,514)     (31,585)
                                                ---------         --------        ---------     --------
                                                 (144,166)        (127,986)       $(125,855)    $(52,213)
                                                =========         ========        =========     ========

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

11. INCOME TAXES (CONTINUED)
    Income tax (expense)/benefit for five months of 1999, seven months of 1999 and the years ended December 31, 1998 and, 1997 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pre-tax loss as a result of the following:

                                                                                  YEAR ENDED
                                                                                 DECEMBER 31,
                                               FIVE MONTHS     SEVEN MONTHS   -------------------
                                                 OF 1999         OF 1999        1998       1997
                                             ---------------   ------------   --------   --------
                                                                (IN THOUSANDS)
Computed "expected" tax benefit............       49,016           43,515     $ 43,061   $ 17,752
Non-deductible expenses....................       (5,973)          (5,330)      (1,635)      (101)
Change in valuation allowance..............      (33,722)         (29,932)     (30,299)   (15,424)
Adjustment for adoption of EITF 92-8.......           --               --      (11,311)        --
Adjustment to deferred tax asset for
  enacted changes in tax rates.............       (9,332)          (8,283)        (695)      (789)
Foreign tax rate differences...............           --               --          606       (463)
Other......................................           --               --           63         --
                                                --------         --------     --------   --------
                                                     (11)             (30)    $   (210)  $    975
                                                ========         ========     ========   ========

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

11. INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Foreign net operating loss carry forward..................  $  35,181   $ 27,930
  Domestic net operating loss carry forward.................     39,326      7,459
  Interest income...........................................         --      2,650
  Service revenue...........................................      2,351      2,100
  Accrued liabilities.......................................      4,176      4,061
  Deferred costs............................................      4,570      6,447
  Stock options.............................................         --      2,950
  Bad debt expense..........................................        927         --
  Deferred revenue..........................................      1,203         --
  Accrued interest..........................................     14,420      2,183
  Unrealized foreign exchange losses........................     23,112      9,066
  Other.....................................................      1,237      1,394
                                                              ---------   --------
Total gross deferred tax assets.............................    126,503     66,240
Less valuation allowance....................................   (117,986)   (54,332)
                                                              ---------   --------
Net deferred tax assets.....................................      8,517   $ 11,908
                                                              =========   ========
Deferred tax liabilities:
  Excess of book value over tax basis of fixed assets
    resulting from conversion off hyperinflation............  $  (5,614)  $(11,311)
  Accelerated fixed assets depreciation.....................     (2,337)      (475)
  Other.....................................................       (566)      (122)
                                                              ---------   --------
  Total gross deferred tax liabilities......................     (8,517)  $(11,908)
                                                              ---------   --------
  Net deferred tax liability................................  $      --   $     --
                                                              =========   ========

    The net increase in the valuation allowance for five months of 1999, seven months of 1999 and the years ended December 31, 1998 and 1997 was $33,722,000, $29,932,000, $30,299,000 and $15,424,000, respectively. In assessing the realiability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1999.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

11. INCOME TAXES (CONTINUED)
    As each of the Polish, Netherlands and UK subsidiaries of the Company are not subject to group taxation, the deferred tax assets and liabilities in the individual companies must be evaluated on a stand-alone basis. The reported foreign net operating losses are presented on an aggregate basis and are not necessarily indicative of the actual losses available to the individual companies. As a result, some of the foreign subsidiaries may have no losses or other deferred tax assets available to them individually.

    Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1999 will be reported in the consolidated statement of operations.

    Prior to 1999, foreign losses carryforwards can be offset against Polish subsidiaries taxable income and utilized at rate of one-third per year in each of the three years subsequent to the year of loss. If there is no taxable income in a given year during the carryforward period, the portion of the loss carryforward to be utilized is permanently forfeited. Foreign loss carryforwards starting from 1999 can be offset against the Polish subsidiaries taxable income and utilized during each of the five years subsequent to the year of the loss with no more than 50% of the loss in one given year. For losses incurred in U.S. taxable years prior to 1998, loss carryforwards can be applied against taxable income three years retroactively and fifteen years into the future. For losses incurred in U.S. taxable years from 1998, loss carryforwards can be applied against taxable income two years retroactively and twenty years into the future. As of December 31, 1999, the Company has approximately $115 million of U.S. net operating loss carryforwards.

    At December 31, 1999, the Company has foreign net operating loss carryforwards of approximately $141,654,000 which will expire as follows:

YEAR ENDING DECEMBER 31                                        (IN THOUSAND)
-----------------------                                        --------------
2000........................................................    $     22,620
2001........................................................          20,350
2002........................................................              --
2003........................................................          49,342
2004........................................................          49,342
                                                                ------------
                                                                $    141,654
                                                                ============

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

12. NOTES PAYABLE AND OFFER TO REPURCHASE NOTES

    Notes payable excluding amounts due to UPC consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
@ Entertainment Senior Discount Notes due 2008, net of
  discount..................................................  $144,442   $125,513
@ Entertainment Senior Discount Notes due 2009, net of
  discount..................................................   141,807         --
@ Entertainment Series C Senior Discount Notes due 2008, net
  of discount...............................................    11,841         --
PCI Notes, net of discount..................................    14,899    129,627
American Bank in Poland S.A. ("AmerBank") revolving credit
  loan......................................................        --      6,500
Bank Rozwoju Exportu S.A. Deutsche--Mark facility...........     1,286      1,912
Other.......................................................       272        402
                                                              --------   --------
Total notes payable.........................................  $314,547   $263,954
                                                              ========   ========

@ ENTERTAINMENT NOTES

    On January 22, 1999, the Company sold 256,800 units (collectively, the "Units") to two initial purchasers pursuant to a purchase agreement, each Unit consisting of $1,000 principal amount at maturity of 14 1/2% Senior Discount Notes (the "Notes") due 2009 and four warrants (each a "Warrant"), each initially entitling the holder thereof to purchase 1.7656 shares of common stock, par value $0.01per share at an exercise price of $9.125 per share, subject to adjustment. The Notes were issued at a discount to their aggregate principal amount at maturity and, together with the Warrants generated gross proceeds to the Company of approximately $100,003,000, of which $92,551,000 has been allocated to the initial accreted value of the Notes and approximately $ 7,452,000 has been allocated to the Warrants.

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

    The Warrants initially entitled the holders thereof to purchase 1,813,665 shares of common stock, representing, in the aggregate, approximately 5% of the outstanding common stock on a fully-diluted basis (using the treasury stock method) immediately after giving effect to the Units offering and the Company's offering of Series A 12% Cumulative Preference Shares and Series B 12% Cumulative Preference Shares. In July and August 1999 certain warrant holders executed their right to purchase common stock (see note 13). The remaining unexercised Warrants were redeemed in connection with the Merger.

    On January 20, 1999, the Company sold $36,001,000 aggregate principal amount at maturity of Series C Senior Discount Notes (collectively the "Series C Notes") due 2008. The Series C Notes are

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

12. NOTES PAYABLE AND OFFER TO REPURCHASE NOTES (CONTINUED) senior unsecured obligations of the Company ranking PARI PASSU in right of payment with all other existing and future unsubordinated obligations of the Company. The Series C Notes were issued at a discount to their aggregate principal amount at maturity and generated gross proceeds to the Company of approximately $9,815,000. Cash interest on the Series C Notes will not accrue prior to July 15, 2004. Thereafter cash interest will accrue at a rate of 7.0% per annum on the principal amount at maturity, and will be payable semiannually in arrears on July 15 and January 15 of each year commencing January 15, 2005. The Series C Notes will mature on July 15, 2008.

    On July 14, 1998, the Company sold 252,000 units (collectively, the "Units") to two initial purchasers pursuant to a purchase agreement, each Unit consisting of $1,000 principal amount at maturity of 14 1/2% Senior Discount Notes (the "Discount Notes") due 2008 and four warrants (each a "Warrant"), each initially entitling the holder thereof to purchase 1.81 shares of common stock, par value $0.01 per share (the "Common Stock") at an exercise price of $13.20 per share, subject to adjustment.

    The Discount Notes were issued at a discount to their aggregate principal amount at maturity and, together with the Warrants generated gross proceeds to the Company of approximately $125,100,000 of which $117,485,000 has been allocated to the initial accreted value of the Discount Notes and approximately $7,615,000 has been allocated to the Warrants. The portion of the proceeds that is allocable to the Warrants was accounted for as part of paid-in capital. The allocation was made based on the relative fair values of the two securities at the time of issuance. Net proceeds to the Company after deducting initial purchasers' discount and offering expenses were approximately $118,972,000.

    The Discount Notes are unsubordinated and unsecured obligations. Cash interest on the Discount Notes will not accrue prior to July 15, 2003. Thereafter cash interest will accrue at a rate of 14.5% per annum and will be payable semiannually in arrears on January 15 and July 15 of each year, commencing January 15, 2004. The Discount Notes will mature on July 15, 2008. At any time prior to July 15, 2001, the Company may redeem up to a maximum of 25% of the originally issued aggregate principal amount at maturity of the Discount Notes at a redemption price equal to 114.5% of the accreted value thereof at the redemption date, plus accrued and unpaid interest, if any, to the date of redemption with some or all of the net cash proceeds of one or more public equity offerings; provided, however, that not less than 75% of the originally issued aggregate principal amount at maturity of the Discount Notes remains outstanding immediately after giving effect to such redemption. The effective interest rate of the Discount Notes is approximately 16.5%.

    The Warrants initially entitled the holders thereof to purchase 1,824,514 shares of Common Stock, representing, in the aggregate, approximately 5% of the outstanding Common Stock on a fully-diluted basis immediately after giving effect to the sale of the Units. The Warrants were exercisable at any time and will expire on July 15, 2008. The remaining unexercised Warrants were redeemed in connection with the Merger.

    Pursuant to the Indenture governing the Notes, Series C Notes, and the Discount Notes (the "Indenture"), the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuance and sales of capital stock of restricted subsidiaries; (iv) limitation on transactions with affiliates;
(v) limitation on liens; (vi) limitation on guarantees of indebtedness by restricted subsidiaries; (vii) purchase of Notes upon a change of control;
(viii) limitation

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

12. NOTES PAYABLE AND OFFER TO REPURCHASE NOTES (CONTINUED) on sale of assets; (ix) limitation on dividends and other payment restrictions affecting restricted subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) consolidations, mergers, and sale of assets;
(xii) limitation on lines of business; and (xiii) provision of financial statements and reports. As of December 31, 1999 the Company is in compliance with these covenants.

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

    The PCI Notes have an interest rate of 9 7/8% and a maturity date of November 1, 2003. Interest is paid on the PCI Notes on May 1 and November 1 of each year. As of December 31, 1999 and 1998 the Company accrued interest expense of $243,000 and $2,140,000, respectively. Prior to November 1, 1999, PCI could have redeem up to a maximum of 33% of the initially outstanding aggregate principal amount of the PCI Notes with some or all of the net proceeds of one or more public equity offerings at a redemption price equal to 109.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that immediately after giving effect to such redemption, at least $87 million aggregate principal amount of the PCI Notes remains outstanding.

    PCI has pledged to State Street Bank and Trust Company, the trustee for the PCI Notes (for the benefit of the holders of the PCI Notes) intercompany notes issued by PCBV, of a minimum aggregate principal amount (together with cash and cash equivalents of PCI), equal to at least 110% of the outstanding principal amount of the PCI Notes, and that, in the aggregate, provide cash collateral or bear interest and provide for principal repayments, as the case may be, in amounts sufficient to pay interest on the PCI Notes. Notes payable from PCBV to PCI were $176,398,000 and $160,450,000 at December 31, 1999 and 1998,
respectively.

    Pursuant to the PCI Indenture, PCI is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuances and sales of capital stock of restricted subsidiaries; (iv) limitation on transactions with affiliates;
(v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of PCI Notes upon a change of control;
(viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) consolidations, mergers and sale of assets;
(xii) limitation on lines of business; and (xiii) provision of financial statements and reports. As of December 31, 1999, the Company was in compliance with such covenants.

    Pursuant to the terms of the indentures covering each of the @Entertainment Notes and the PCI Notes (as defined hereinafter), which provided that, following a Change of Control (as defined therein), each holder of @Entertainment Notes and PCI Notes had the right, at such holder's option, to require the Company and PCI, respectively to offer to repurchase all or a portion of such holder's @Entertainment Notes and PCI Notes at the Repurchase Price. @Entertainment and PCI made offers to repurchase (the "Offers") from the holders of the Notes @Entertainment's 14 1/2% Series B Senior Discount Notes due 2008, 14 1/2% Senior Discount Notes due 2008, Series C Senior Discount Notes due 2008, 14 1/2%
Series B

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

12. NOTES PAYABLE AND OFFER TO REPURCHASE NOTES (CONTINUED)
Senior Discount Notes due 2009, and 14 1/2% Senior Discount Notes due 2009 (collectively, the "@Entertainment Notes") and PCI's 9 7/8% Series B Senior Notes Due 2003 and 9 7/8% Senior Notes Due 2003 (collectively, the "PCI Notes").The Offers expired at 12:01 PM, New York City time, on November 2, 1999.

    The Company was required to offer to repurchase the @Entertainment Notes at 101% of their accreted value per $1,000 principal amount of @Entertainment Notes at maturity on the Expiration Date plus accrued and unpaid interest and PCI was required to offer to repurchase the PCI Notes at their purchase price of $1,010 per $1,000 principal amount of the PCI Notes, which is 101% per $1,000 principal amount of the PCI. As of August 5, 1999, the Company had $376,943,000 aggregate principal amount at maturity of @Entertainment Notes outstanding and PCI had $130,000,000 aggregate principal amount at maturity of PCI Notes outstanding. Pursuant to its repurchase offer, the Company has purchased $49,139,000 aggregate principal amount of @Entertainment Notes for an aggregate price of $26,455,014, and PCI has purchased $113,237,000 aggregate principal amount of PCI Notes for an aggregate price of $114,369,370. In December 1999, PCI repurchased an additional $2,000,000 aggregate principal amount of PCI Notes for an aggregate price of $2,040,024. PCI's repurchases were funded by the sale of 14,000 shares of PCI's Mandatorily Redeemable Debenture Stock to the Company for $140 million. To secure its obligations under the Debenture Stock, PCI will pledge to the Company notes issued by its subsidiary PCBV with an aggregate principal amount of $176,815,000. The PCI Noteholders will be equally and ratably secured by the pledge in accordance with the terms of the PCI Indenture.

NOTES PAYABLE TO UPC

    As of December 31, 1999, the Company had a loan payable to UPC of approximately $220,149,000. The amount includes accrued interest of approximately $2,804,000. All of the interest was accrued in the five months of 1999. The loan bears interest at a rate of 10% per annum and has no defined repayment terms.

AMERICAN BANK IN POLAND S.A. REVOLVING CREDIT LOAN

    The revolving credit loan allowing the Company to borrow up to a maximum principal amount of $6,500,000 on or before December 31, 1998, was fully drawn as of December 31, 1998. The facility bears interest at LIBOR plus 3.0% (8.0% as at December 31, 1998), was repaid in full on November 20, 1999, and was secured by promissory notes en blanc from certain of the Company's subsidiaries, and pledges of the shares of certain of the Company's subsidiaries.

BANK ROZWOJU EKSPORTU S.A. DEUTSCHE--MARK FACILITY

    The Deutsche--Mark facility represents a credit facility of DM 3,948,615 of which approximately DM 2,503,000 was outstanding at December 31, 1999. The facility bears interest at LIBOR plus 2.0% (5.5% as at December 31, 1999), is repayable in full on December 27, 2002, and is ultimately secured by a pledge of the common shares of one of the Company's subsidiaries.

    Interest expense relating to notes payable was in the aggregate approximately $24,459,000, $28,818,000, $21,535,000 and $13,902,000 for the five months of 1999, the seven months of 1999 and for the years ended December 31, 1998 and 1997, respectively.

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

13. PREFERENCE OFFERINGS

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

    In the Tender Offer, initiated pursuant to the Agreement and Plan of Merger with UPC and Bison, UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Redeemable Preference Shares, and the Preference Warrants.

14. RELATED PARTY TRANSACTIONS

    During the ordinary course of business, the Company enters into transactions with related parties. The principal related party transactions are described below.

PROGRAMMING

    Programming is provided to the Company by certain of its affiliates. The Company incurred programming fees from these affiliates of $1,745,000 and $1,025,000 for five and seven months of 1999, respectively and $418,000 and $559,000 for the years ended December 31, 1998 and 1997, respectively.

PRINT MEDIA SERVICES

    An affiliate of the Company provides print media services to the Company. The Company incurred operating costs related to these services of $2,849,000, $3,863,000 , $4,355,000 for the five months of 1999, seven months of 1999 and the year ended December 31, 1998, respectively. The Company did not incur any costs from this affiliate prior to 1998.

UPC

    As discussed in the note 12, the Company has $220,149,000 of notes payable to UPC, additionally the Company has $1,206,000 of trade payables related to management fees charged during the five months of 1999.

15. PER SHARE INFORMATION

    Basic loss per share has been computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. The effect of potential

                             @ ENTERTAINMENT, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

15. PER SHARE INFORMATION (CONTINUED)
common shares (stock options and warrants outstanding) is antidilutive, accordingly, dilutive loss per share is the same as basic loss per share. As of December 31, 1998 options for 3,924,000 shares were excluded from the calculation of earnings per share.

    The following table provides a reconciliation of the numerator and denominator in the loss per share calculation:

                                                SUCCESSOR                 PREDECESSOR (NOTE 2)
                                                 (NOTE 2)      ------------------------------------------
                                              --------------                     YEAR ENDED DECEMBER 31,
                                              FIVE MONTHS OF   SEVEN MONTHS OF   ------------------------
                                                   1999             1999            1998          1997
                                              --------------   ---------------   -----------   ----------
Net loss attributable to common stockholders
  (in thousands)............................    $(144,177)        $(130,452)      $(126,065)    $(91,066)
Basic weighted average number of common
  shares outstanding (in thousands).........          N/A            33,459          33,310       24,771
                                                ---------         ---------       ---------     --------
Net loss per share-basic and diluted........          N/A         $   (3.90)      $   (3.78)    $  (3.68)
                                                =========         =========       =========     ========

16. STOCK OPTION PLAN

    On June 22, 1997, the Company adopted a stock option plan (the "1997 Plan") pursuant to which the Company's Board of Directors may grant stock options to officers, key employees and consultants of the Company. The 1997 Plan authorizes grants of options to purchase up to 4,436,000 shares, subject to adjustment in accordance with the 1997 Plan. At December 31, 1998, options for 3,924,000 shares had been granted. Of this amount, 1,671,000 options became exercisable upon the IPO but could not be sold for a period of two years from July 30, 1997.

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

                             @ ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

16. STOCK OPTION PLAN (CONTINUED)

    Stock option activity during the periods indicated is as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                          NUMBER OF    EXERCISE
                                                            SHARES      PRICE
                                                          ----------   --------
Balance at January 1, 1997 (none exercisable)...........     241,000   $  1.99
Granted.................................................   2,083,000   $  5.98
                                                          ----------   -------
Balance at December 31, 1997 (none exercisable).........   2,324,000   $  5.57
Granted.................................................   1,600,000   $ 12.31
                                                          ----------   -------
Balance at December 31, 1998 (2,643,000 exercisable)....   3,924,000   $  8.32
Granted.................................................     700,000   $ 14.30
Forfeited...............................................    (623,750)  $ (4.55)
Exercised...............................................     (96,000)  $ (1.99)
Acquired as part of Merger and cancelled................  (3,904,250)  $(10.16)
                                                          ----------   -------
Balance at August 5, 1999...............................          --
Transactions during five months of 1999                                     --
                                                          ----------   -------
Balance at December 31, 1999                                      --        --
                                                          ==========   =======

    In February 1999 a number of the Company's employees were granted options to purchase 700,000 shares of common stock at a price of $14.30 per share, vesting ratably over a three-year period starting from January 1, 2000. The exercise price of such options exceeded the quoted market price for the Company's shares on the date of grant. All stock options were cancelled and paid in cash in full in connection with the Merger.

    The per share weighted-average fair value of stock options granted during 1999 and 1998 was $2.82 and $4.22, respectively on the date of grant using the Black Scholes option-pricing model. The following weighted-average assumptions were used; expected volatility of 53% and 43.0%, expected dividend yield 0.0%, risk-free interest rate of 4.78% and 5.72%, and an expected life of 4 years, respectively for 1999 and 1998.

    Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                             YEAR ENDED DECEMBER 31,
                                                FIVE MONTHS   SEVEN MONTHS   -----------------------
                                                  OF 1999       OF 1999         1998         1997
                                                -----------   ------------   ----------   ----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss-as reported..........................   $(144,177)    $(128,689)    $(126,065)   $ (54,824)
Net loss-pro forma............................     N/A          (128,016)     (131,511)     (56,607)
Basic and diluted net loss per share--as
  reported....................................     N/A             (3.90)        (3.78)       (3.68)
Basic and diluted loss per share-pro forma....     N/A             (3.92)        (3.95)       (3.75)

17. LEASES

    Total rental expense associated with the operating leases mentioned below for five months of 1999, seven months of 1999 and the years ended December 31, 1998 and 1997 was $3,827,000, $5,358,000, $10,521,000, and $3,696,000,
respectively.

BUILDING LEASES

    The Company leases several offices and warehouses within Poland under cancelable operating leases. The Company has a noncancelable operating lease for a building in the United Kingdom which houses the majority of its technical equipment relating to the D-DTH network. The noncancelable lease for the building in the United Kingdom expires in 2002, and contains a renewal option for an additional five years. Future minimum lease payments as of December 31, 1999 are $1,337,000 in 2000, $1,377,000 in 2001 and $1,418,000 in 2002.

D-DTH TECHNICAL EQUIPMENT LEASE

    The Company has an eight year agreement with British Telecommunications plc ("BT") for the lease and maintenance of certain satellite uplink equipment. The agreement requires the payment of equal monthly installments of approximately $50,000 approximating future minimum commitments of $580,000 in 2000, $580,000 in 2001, $580,000 in 2002, $580,000 in 2003 and $1,305,000 in 2004 and
thereafter. Other than the BT uplink equipment, the Company owns all of the required broadcasting equipment at its transmission facility in the United Kingdom.

CONDUIT LEASES

    The Company leases space within various telephone duct systems from TPSA under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months notice without cause. Refer to note 20 for further detail. All of the agreements provide that TPSA is the manager of the telephone duct system and will lease space within the ducts to the Company for installation of cable and equipment for the cable television systems. The lease agreements provide for monthly lease payments that are adjusted quarterly or annually, except for the Gdansk lease agreement which provides for an annual adjustment after the sixth year and then remains fixed through the tenth year of the lease.

    Minimum future lease commitments for the aforementioned conduit leases relate to 2000 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $622,000 as of the year ended December 31, 1999.

TRANSPONDER LEASES

    During 1997, the Company entered into certain operating leases pursuant to which the Company is liable for charges associated with each of its three transponders on the Astra satellites, which can amount to a maximum of $6,750,000 per year for each transponder and up to $162 million for all three transponders for the term of their leases. The future maximum lease payments applicable to the transponders approximate $20,250,000 in 2000, $20,250,000 in 2001, $20,250,000 in 2002, $20,250,000 in 2003 and $81,000,000 in 2004 and
thereafter. The leases for the two transponders on the Astra 1F satellite and the transponder on the Astra 1G satellite will expire in 2007. The Company's transponder leases provide that the Company's rights are subject to termination in the event that the lessor's franchise is withdrawn by the Luxembourg Government.

18. SEGMENT INFORMATION

    @Entertainment and its subsidiaries operate in three business segments, cable television, digital direct-to-home television and programming, and corporate functions. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring items and foreign exchange gains and loss. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

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

    EBITDA is not a U.S. GAAP measure of profit and loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity.

                                                               D-DTH AND
                                                    CABLE     PROGRAMMING   CORPORATE     TOTAL
                                                   --------   -----------   ---------   ----------
                                                                   (IN THOUSANDS)
FIVE MONTHS OF 1999
Revenues from external customers.................  $ 27,027    $ 10,991      $    --    $   38,018
Intersegment revenues............................        --       8,860           --         8,860
Operating loss...................................   (26,923)    (86,705)      (4,768)     (118,396)
EBIDTA...........................................    (8,765)    (64,691)      (4,751)      (78,207)
Depreciation and amortization....................   (18,158)    (22,014)         (17)      (40,189)
Net loss.........................................   (33,130)    (97,653)     (13,394)     (144,177)
Segment assets...................................   524,931     678,588       15,352     1,218,871

SEVEN MONTHS OF 1999
Revenues from external customers.................  $ 35,434    $ 11,506      $    --    $   46,940
Intersegment revenues............................        --      12,127           --        12,127
Operating loss...................................   (11,936)    (72,927)     (13,936)      (98,799)
EBIDTA...........................................     1,883     (62,837)     (13,918)      (74,872)
Depreciation and amortization....................   (13,819)    (10,090)         (18)      (23,927)
Net loss.........................................   (20,672)    (85,358)     (21,986)     (128,016)
Segment assets...................................   186,941     126,911       69,164       383,016

1998
Revenues from external customers.................  $ 52,971    $  8,888      $    --    $   61,859
Intersegment revenues............................        --      13,432           --        13,432
Operating loss...................................   (23,066)    (69,047)      (8,700)     (100,813)
EBIDTA...........................................    (1,431)    (64,378)      (8,700)      (74,509)
Depreciation and amortization....................   (21,635)     (4,669)          --       (26,304)
Net loss.........................................   (37,193)    (79,877)      (8,995)     (126,065)
Segment assets...................................   193,785     132,998       21,591       348,374

1997
Revenues from external customers.................  $ 38,138    $     --      $    --    $   38,138
Intersegment revenues............................        --          --           --            --
Operating loss...................................   (20,308)    (10,210)     (12,152)      (42,670)
EBIDTA...........................................     5,387     (10,186)      (3,475)       (8,274)
Depreciation and amortization....................   (16,270)        (24)          --       (16,294)
Net loss.........................................   (35,087)     (7,668)     (12,069)      (54,824)
Segment assets...................................   187,449      36,466       83,181       307,096

    In 1997, the cable segment includes the activities of Mozaic
Entertainment, Inc., a subsidiary that provided programming content for the cable business. In 1999 and 1998, the Company's programming activity related to the department of Wizja platform and has been included solely in the D-DTH and Programming segment. For the year ended December 31, 1997, Mozaic
Entertainment, Inc. revenues, operating loss and net loss were $563,000, $2,071,000 and $3,027,000, respectively.

    Total long-lived assets as of December 31, 1999 and 1998 and total revenues for five and seven months of 1999 and years ended December 31, 1998 and 1997 analyzed by geographical location are as follows:

                                                             TOTAL REVENUES
                                            ------------------------------------------------    LONG-LIVED ASSETS
                                            FIVE MONTHS   SEVEN MONTHS                         -------------------
                                              OF 1999       OF 1999        1998       1997       1999       1998
                                            -----------   ------------   --------   --------   --------   --------
                                                             (IN THOUSAND)                        (IN THOUSAND)
Poland....................................     38,018        46,940       61,859     38,138    206,442    257,625
United Kingdom............................         --            --           --         --     21,493     20,208
Other.....................................         --            --           --         --        514         29
                                               ------        ------       ------     ------    -------    -------
Total.....................................     38,018        46,940       61,859     38,138    228,449    277,862
                                               ======        ======       ======     ======    =======    =======

    All of the Company's revenue is derived from activities carried out in Poland. Long-lived assets consist of property, plant, and equipment, inventories for construction and intangible assets other than goodwill and other assets.

19. COMMITMENTS AND CONTINGENCIES

    In addition to lease commitments presented in note 17 the Company has the following commitments and contingencies:

PURCHASE COMMITMENTS

    The Company has concluded an agreement with Philips, whereby Philips would supply Reception Systems, as well as retail, installation and support services in connection with the launch of the Company's D-DTH Business in Poland. Philips will be the exclusive supplier to the Company of the first 500,000 D-DTH Reception Systems and will not distribute any other digital integrated receiver decoders under the Philips trademark in Poland until December 31, 1999 or any earlier date on which the Company has secured 500,000 initial subscribers to its D-DTH service in Poland. Philips has granted the Company an exclusive license of its CryptoWorks-Registered Trademark- technology in Poland for the term of the agreement, which will terminate when the Company has purchased 500,000 D-DTH Reception Systems from Philips, unless terminated earlier in accordance with the terms of the agreement or extended by mutual consent of Philips and the Company. As of December 31, 1999, the Company had an aggregate minimum commitment toward the purchase of the Reception Systems of approximately $60,800,000 over the next two years.

PROGRAMMING, BROADCAST AND EXHIBITION RIGHT COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party content providers for its digital direct-to-home ("D-DTH") and cable systems. The agreements have terms which range from one to seven years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At December 31, 1999, the Company had an aggregate minimum commitment in relation to these agreements of approximately $213,973,000 over the next seven years, approximating $55,555,000 in 2000, $51,787,000 in 2001, $48,116,000 in 2002, $29,922,000 in 2003 and $28,593,000 in
2004 and thereafter.

SPONSORSHIP COMMITMENTS

    As of the year ended December 31, 1999, the Company through its subsidiaries commited to pay approximately $4.8 million for the sponsorship of the Hoop Pekaes Pruszkow basketball club and to secure future programming rights.

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

    The Company has demanded monies from TKP as a result of the failure to execute the definitive agreements by the Signature Date. While the Company was waiting for the expiration of the 10-day period for payment of the break-up fee, TKP initiated arbitration proceedings before a three member-arbitration panel in Geneva, Switzerland. In their claim, TKP and its shareholders have alleged that the Company breached its obligation to negotiate in good faith and to use its best efforts to agree and execute the definitive agreements and claimed the Company is obligated to pay TKP $10 million pursuant to the letter of intent. The Company has answered and brought counterclaims against TKP and its shareholders. The arbitration hearings were conducted in Geneva in June 1999, and parties filed their post-hearing briefs in August and September 1999. The Company believes that a decision may be rendered by April 2000. The Company does not believe that the outcome of the arbitration proceedings will have a material adverse effect on the Company's business, financial condition or results of operations.

PCBV MINORITY STOCKHOLDER'S CLAIM

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

DIVIDEND RESTRICTIONS

    The Company's Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish Accounting Principles. As of December 31, 1999, the Company's Polish subsidiaries have no profit available for distribution as dividends.

20. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

D-DTH BUSINESS

    The Company expects to experience substantial operating losses and negative free cash flows for at least the next year due to (i) the large investments required for the acquisition of equipment and facilities for its D-DTH business, and (ii) the large investments required to develop, produce and acquire the programming for Wizja TV. There can be no assurance that the Company will be able to generate operating income or positive cash flows in the future or that its operating losses and negative cash flows will not increase.

SUPPLIER AGREEMENT

    Certain critical components and services used in the Company's D-DTH satellite transmission system, including the D-DTH Reception System, as well as retail, installation and support services, are initially to be provided exclusively by Philips. The Company has concluded an agreement with Philips providing for Philips to be the exclusive supplier to the Company of the first 500,000 D-DTH Reception Systems in connection with the launch of the Company's D-DTH business in Poland. Philips had granted the Company an exclusive license of its CryptoWorks-Registered Trademark- technology in Poland for the term of the agreement, which will terminate when the Company has purchased 500,000 D-DTH Reception Systems from Philips, unless terminated earlier in accordance with the terms of the agreement or extended by mutual consent of Philips and the Company. Philips had agreed not to distribute any other IRDs under the Philips' trademark in Poland until December 31, 1999 or any earlier date on which the Company has secured 500,000 initial subscribers to its D-DTH service in Poland. The Company's agreement with Philips provides that after such period the Company may license one or two suppliers of IRDs in addition to Philips and Philips shall license its CryptoWorks-Registered Trademark- technology to such additional suppliers for the Polish market. Although the agreement with Philips provides a means by which the Company could obtain a second and third supplier for all or part of its future requirements for D-DTH Reception Systems, there can be no assurance that the Company will be able to secure such additional suppliers.

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

    In the fourth quarter of 1999, due to technical problems that Philips had with a component of the decoder, the Company faced a backlog in decoder deliveries of approximately 48,000 decoders.

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

USE OF TPSA CONDUITS

    The Company's ability to build out its existing cable television networks and to integrate acquired systems into its cable television networks depends on, among other things, the Company's continued ability to design and obtain access to network routes, and to secure other construction resources, all at reasonable costs and on satisfactory terms and conditions. Many of such factors are beyond the control of the Company. In addition, at December 31, 1999, approximately 81.0% of the Company's cable plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA for the use of such conduits permits termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause.

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

YEAR 2000 COMPLIANCE

    The Company has not experienced any problems with its computer systems relating to distinguishing twenty-first century dates from twentieth century dates, which generally are referred to as year 2000 problems. The Company is also not aware of any material year 2000 problems with its clients or vendors. The Company did not and does not anticipate incurring material expenses or experiencing any material operation disruptions as a result of any year 2000 problems.

CREDIT WORTHINESS

    All of the Company's customers are located in Poland. As is typical in this industry, no single customer accounted for more than five percent of the Company's sales in 1999 or 1998. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

21. SUBSEQUENT EVENTS

    Subsequent to December 31, 1999 UPC TV, an affiliate of the Company entered into joint venture with MTV Network Europe for a 50% equity interest in MTV Polska for the purpose of producing MTV and VH1 programming for distribution in Poland. The Company contributes all Ground Zero Media assets to the joint venture. UPC TV and MTV Polska enter into a distribution agreement whereby MTV Polska licenses its programming to UPC TV for distribution throughout the UPC Group.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    (a) Previous independent accountant:

        (i) On November 17, 1999, the Company notified KPMG Polska Sp. z o.o. ("KPMG") by telephone of its intent to dismiss KPMG as its independent accountants, and on the same date KPMG sent a letter to the the Company, with a copy to the Chief Accountant at the Securities and Exchange Commission, acknowledging such dismissal. On November 26, 1999, the Company sent a letter to KPMG formally dismissing KPMG as its independent accountants.

        (ii) The report of KPMG Polska Sp. z o.o. on the Company's financial statements for the fiscal years ended December 31, 1997 and 1998 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

       (iii) The Company's Board of Directors participated in and approved the decision to change independent accountants.

        (iv) In connection with its audits for the fiscal years ended December 31, 1997 and 1998 and the relationship through the date of the dismissal, there have been no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG would have caused them to make reference thereto in their report on the financial statements for such fiscal years.

        (v) In a letter dated March 31, 1999 to the Company's Board of Directors following its 1998 audit, KPMG commented on certain matters involving the internal control structure and operation of the Company, including:

           (i) the need for more experience and resources in the financial reporting area;

           (ii) the need for an effective internal audit department;

          (iii) problems in the translation of Polish zloty balances and transactions into U.S. dollars;

           (iv) problems with financial statements of certain subsidiaries and affiliates presented for consolidation; and

           (v) other control weaknesses involving currency translations, monthly reconciliations and other matters that should have been resolved prior to being presented for consolidation and audit purposes.

    Certain members of management, including a member of the Company's Board of Directors, discussed the subject matter of certain of these issues with KPMG. The Company intends to continue addressing these issues, and the Company has authorized KPMG to respond fully to the inquiries of the successor accountant concerning such events.

        (vi) The Company has requested that KPMG furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated December 2, 1999, is incorporated by reference to this Form 10-K.

    (b) New independent accountant:

        (i) The Company engaged Arthur Andersen Sp. z o.o. ("Arthur Andersen") as its new independent accountant as of November 30, 1999. During the two most recent fiscal years and through November 26, 1999, the Company has not consulted with Arthur Andersen regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements (and no written report or oral advice has been provided to the Company by Arthur Andersen on an accounting, auditing or financial reporting issue); or (ii) any matter that was either the subject of a disagreement, as that term is defined in
Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

    (B) REPORTS ON FORM 8-K

    The Company filed the following Reports on Form 8-K during the quarter ended December 31, 1999:

    Report on Form 8-K, filed on December 2, 1999, relating to change in the Company's certified accountant.

    Report on Form 8-K, filed on November 3, 1999, relating to the expiration of @ Entertainment's Offer to Repurchase Notes due to a change in control.

    (C) EXHIBIT LISTING

       EXHIBIT
       NUMBER
---------------------
 2.1                    Merger Agreement and Plan of Merger among @Entertainment,
                        Inc, United Pan-Europe Communications N.V., and Bison
                        Acquisition Corp., dated as of June 2, 1999 (Incorporated by reference to Exhibit (c)(1) of @Entertainment, Inc.'s
                        Schedule 14D-9)

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

 2.4                    Confidentiality Agreement between @Entertainment, Inc. and
                        United Pan-Europe Communications, N.V., dated April 12, 1999
                        (Incorporated by reference to Exhibit (c)(2) of
                        @Entertainment, Inc.'s Schedule 14D-9)

 3(i)                   Certificate of Ownership and Merger Merging Bison
                        Acquisition Corp. Into @ Entertainment.

 3(ii) Amended and Restated By-laws of @Entertainment, Inc., as amended.

 3(iii)                 Certificate of Designations, Preferences and Rights of
                        Series A 12% Cumulative Preference Shares and Series B 12%
                        Cumulative Preference Shares. (Incorporated by reference to
                        Exhibit 4.15 to @Entertainment's Annual Report on
                        Form 10-K).

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

 11                     Statement re computation of per share earnings (contained in
                        Note 15 to Financial Statements in this Annual Report on
                        Form 10-K)

 21                     Subsidiaries of @Entertainment, Inc.

 27                     Financial Data Schedule

 99.1 Letter from KPMG, dated December 2, 1999. (Incorporated by reference to @Entertainment's Form 8-K, filed in December 2, 1999)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       @ ENTERTAINMENT, INC.

                                                       By:             /s/ RAY D. SAMUELSON
                                                            -----------------------------------------
                                                                         Ray D. Samuelson
                                                                CHIEF FINANCIAL OFFICER (PRINCIPAL
                                                                FINANCIAL AND PRINCIPAL ACCOUNTING
                                                                             OFFICER)

    In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       Chief Executive Officer and
     -------------------------------------------         Director
                  Nimrod J. Kovacs

                                                       Chief Financial Officer
                /s/ RAY D. SAMUELSON                     (Principal Financial and
     -------------------------------------------         Principal Accounting          March 30, 2000
                  Ray D. Samuelson                       Officer)

                 /s/ GENE MUSSELMAN                    Director
     -------------------------------------------                                       March 30, 2000
                   Gene Musselman

                                                       Chairman of the Board of
     -------------------------------------------         Directors
                  Mark L. Schneider

                  /s/ ANTON TUIJTEN                    Director
     -------------------------------------------                                       March 30, 2000
                    Anton Tuijten

                   /s/ SIMON OAKES                     Director
     -------------------------------------------                                       March 30, 2000
                     Simon Oakes