Form 10-Q
period 2000-03-31
ENTERTAINMENT INC
filed 2000-05-15
CIK 1041454

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT 1934

                 FROM THE TRANSITION PERIOD FROM_______TO_______

                        COMMISSION FILE NUMBER 000-22877

                              @ ENTERTAINMENT, INC.
             (Exact Name of Registrant as Specified in Its Charter)


              DELAWARE                                         06-1487156
   (State or Other Jurisdiction of                         (I.R.S. Employer
   Incorporation of Organization)                           Identification No.)

         4643 ULSTER STREET
             SUITE 1300
           DENVER, COLORADO                                      80237
(Address of Principal Executive Offices)                       (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:     (303) 770-4001

Indicate by check (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X  No
                                         ---    ---

The number of shares outstanding of @ Entertainment, Inc.'s common stock as of March 31, 2000, was:

                   Common Stock                                 1,000

                              @ ENTERTAINMENT, INC.

                                 FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2000


                                                                                          PAGE NO.
PART I     FINANCIAL INFORMATION

           Item 1. Financial Statements
                     @ Entertainment
                        Consolidated Balance Sheets......................................   2-3
                        Consolidated Statements of Operations............................   4
                        Consolidated Statements of Comprehensive Loss....................   5
                        Consolidated Statements of Cash Flows............................   6
                        Notes to Consolidated Financial Statements.......................   7-11

           Item 2. Management's Discussion and Analysis of
                        Financial Condition and Results of Operations....................   12-20

           Item 3. Quantitative and Qualitative Disclosures
                        About Market Risk................................................   20

PART II    OTHER INFORMATION

           Item 1. Legal Proceedings.....................................................   21

           Item 2. Changes in Securities and Use of Proceeds.............................   21

           Item 3. Defaults Upon Senior Securities.......................................   21

           Item 4. Submission of Matters to a Vote of Security Holders...................   21

           Item 5. Other Information.....................................................   21

           Item 6. Exhibits and Reports on Form 8-K......................................   21


                              @ ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                MARCH 31,       DECEMBER 31,
                                                                                  2000              1999
                                                                               -----------      -----------
                                                                                (UNAUDITED)
                                                                                     (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                                                 $   32,059       $   35,520
      Trade accounts receivable, net of allowance for doubtful accounts
           of $3,361 in 2000 and $3,090 in 1999                                     10,807           12,808
      Programming and broadcast rights                                               7,497            7,200
      VAT recoverable                                                                6,755            9,623
      Prepayments                                                                    2,566            1,883
      Other current assets                                                           1,214            1,162
                                                                               -----------      -----------
           Total current assets                                                     60,898           68,196
                                                                               -----------      -----------

Property, plant and equipment:
      Cable television systems assets                                              132,103          123,845
      D-DTH, transmission and production equipment                                 114,085           82,327
      Construction in progress                                                       9,257            7,400
      Vehicles                                                                       1,864            1,943
      Other                                                                         17,101           15,871
                                                                               -----------      -----------
                                                                                   274,410          231,386
      Less accumulated depreciation                                                (22,589)         (12,602)
                                                                               -----------      -----------
           Net property, plant and equipment                                       251,821          218,784

Inventories for construction                                                         4,438            5,511
Intangibles, net                                                                   892,136          906,987
Investments in affiliated companies                                                 19,167           19,393
                                                                               -----------      -----------


           Total assets                                                        $ 1,228,460      $ 1,218,871
                                                                               ===========      ===========



     See accompanying notes to unaudited consolidated financial statements.

                              @ ENTERTAINMENT, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                                                  MARCH 31,       DECEMBER 31,
                                                                                                    2000             1999
                                                                                                 -----------      -----------
                                                                                                 (UNAUDITED)
                                                                                                       (IN THOUSANDS)
Current liabilities:
    Accounts payable and accrued expenses                                                        $    81,739      $    72,963
    Accrued interest                                                                                     608              243
    Deferred revenue                                                                                   5,919            4,009
                                                                                                 -----------      -----------
       Total current liabilities                                                                      88,266           77,215
                                                                                                 -----------      -----------

Long-term liabilities:
    Notes payable and accrued interest to UPC                                                        272,992          220,149
    Notes payable                                                                                    324,417          314,547
                                                                                                 -----------      -----------
       Total liabilities                                                                             685,675          611,911
                                                                                                 -----------      -----------

Commitments and contingencies (note 6)

Stockholder's equity:
    Common stock, $.01 par value; 1,000 shares authorized, shares issued and
        outstanding 1,000 as of March 31, 2000 and December 31, 1999                                 -                -
    Paid-in capital                                                                                  812,549          812,549
    Accumulated other comprehensive loss                                                             (62,048)         (61,412)
    Accumulated deficit                                                                             (207,716)        (144,177)
                                                                                                 -----------      -----------
          Total stockholder's equity                                                                 542,785          606,960
                                                                                                 -----------      -----------

          Total liabilities and stockholder's equity                                             $ 1,228,460      $ 1,218,871
                                                                                                 ===========      ===========



     See accompanying notes to unaudited consolidated financial statements.

                              @ ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         SUCCESSOR (NOTE 2)  PREDECESSOR (NOTE 2)
                                                        -------------------  --------------------
                                                        THREE MONTHS ENDED    THREE MONTHS ENDED
                                                          MARCH 31, 2000        MARCH 31, 1999
                                                        -------------------  --------------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues                                                $            27,324  $             18,799
                                                        -------------------  --------------------

Operating expenses:
   Direct operating expenses                                         32,536                18,017
   Selling, general and administrative expenses                      12,560                15,620
   Depreciation and amortization                                     26,046                 9,405
                                                        -------------------  --------------------
Total operating expenses                                             71,142                43,042
                                                        -------------------  --------------------

   Operating loss                                                   (43,818)              (24,243)

Interest and investment income                                          319                 1,494
Interest expense                                                    (16,329)              (11,845)
Equity in profits /(losses) of affiliated companies                    (124)                1,025
Foreign exchange loss net                                            (2,392)               (1,038)
Non-operating expense                                                   (70)                    -
Impairment of D-DTH equipment                                        (1,088)                    -
                                                        -------------------  --------------------

   Loss before income taxes and
        minority interest                                           (63,502)              (34,607)

Income tax expense                                                      (37)                  (19)
                                                        -------------------  --------------------


   Net loss                                                         (63,539)              (34,626)

   Accretion of redeemable preferred stock                                -                  (791)
                                                        -------------------  --------------------

Net loss applicable to holders of common stock          $           (63,539) $            (35,417)
                                                        ===================  ====================

Basic and diluted loss per common share                                 N/A  $              (1.06)
                                                        ===================  ====================



     See accompanying notes to unaudited consolidated financial statements.

                              @ ENTERTAINMENT, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                   (UNAUDITED)


                                                                  SUCCESSOR (NOTE 2)   PREDECESSOR (NOTE 2)
                                                                  ------------------   --------------------
                                                                  THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                       MARCH 31,             MARCH 31,
                                                                          2000                1999
                                                                  ------------------   --------------------
                                                                               (IN THOUSANDS)
Net loss                                                          $          (63,539)  $            (34,626)
                                                                  ------------------   --------------------
Other comprehensive loss:
    Translation adjustment                                                      (636)               (29,179)
                                                                  ------------------   --------------------
Comprehensive loss                                                $          (64,175)  $            (63,805)
                                                                  ==================   ====================




      See accompanying notes to unaudited consolidated financial statements.

                              @ ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                  SUCCESSOR (NOTE 2)   PREDECESSOR (NOTE 2)
                                                                  ------------------   --------------------
                                                                  THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                     MARCH 31 2000       MARCH 31, 1999
                                                                  ------------------   --------------------
                                                                               (IN THOUSANDS)
Cash flows from operating activities:
    Net loss                                                      $          (63,539)  $            (34,626)
    Adjustments to reconcile net loss to
     net cash used in operating activities:
      Depreciation and amortization                                           26,046                  9,405
      Amortization of notes payable discount and issue costs                  10,466                  8,128
      Equity in (profits)/losses of affiliated companies                         124                 (1,025)
      Impairment of D-DTH equipment                                            1,088                      -
      Other                                                                   (1,468)                 1,006
      Changes in operating assets and liabilities:
        Accounts receivable                                                    2,001                  1,012
        Other current assets                                                   2,161                 (1,187)
        Programming and broadcast rights                                        (297)                (3,065)
        Accounts payable                                                      (4,199)                (5,292)
        Accrued interest                                                           -                  3,209
        Deferred revenue                                                       1,910                  1,195
        Interest payable to UPC                                                5,806                      -
        Other                                                                      -                      -
                                                                  ------------------   --------------------
             Net cash used in operating activities                           (19,901)               (21,240)
                                                                  ------------------   --------------------
Cash flows from investing activities:
        Construction and purchase of property, plant and equipment           (30,361)               (15,517)
        Other investments                                                          -                 (1,753)
        Purchase of intangibles                                                    -                   (196)
                                                                  ------------------   --------------------
             Net cash used in investing activities                           (30,361)               (17,466)
                                                                  ------------------   --------------------
Cash flows from financing activities:
        Proceeds from issuance of notes and warrants                               -                109,755
        Proceeds from issuance of preferred stock and warrants                     -                 48,295
        Costs to obtain loans                                                      -                 (4,397)
        Proceeds from loans from UPC                                          47,037                      -
        Repayment of notes payable                                              (230)                     -
                                                                  ------------------   --------------------
             Net cash provided by financing activities                        46,807                153,653
                                                                  ------------------   --------------------

             Net increase/(decrease) in cash and cash equivalents             (3,455)               114,947
             Effect of exchange rates on cash and cash equivalents                (6)                     -

Cash and cash equivalents at beginning of period                              35,520                 13,055
                                                                  ------------------   --------------------
Cash and cash equivalents at end of period                        $           32,059   $            128,002
                                                                  ==================   ====================

Supplemental cash flow information:
        Cash paid for interest                                    $               22   $                142
                                                                  ==================   ====================
        Cash paid for income taxes                                $               13   $                 37
                                                                  ==================   ====================




     See accompanying notes to unaudited consolidated financial statements.

                              @ENTERTAINMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


1.       BASIS OF PRESENTATION

The information furnished by @Entertainment, Inc. and its subsidiaries ("@Entertainment" or the "Company") has been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of March 31, 2000. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the SEC (the "1999 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

2.       CONSUMMATION OF UPC TENDER OFFER AND MERGER

On June 2, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with United Pan-Europe Communications N.V. (`UPC'), whereby UPC and its wholly-owned subsidiary, Bison Acquisition Corp. (`Bison'), initiated a tender offer to purchase all of the outstanding shares of the Company in an all cash transaction valuing the Company's shares of common stock at $19.00 per share.

The tender offer, initiated pursuant to the Merger Agreement, closed at 12:00 midnight on August 5, 1999. On August 6, 1999, Bison reported that it had accepted for payment a total of 33,701,073 shares of the Company's common stock (including 31,208 shares tendered pursuant to notices of guaranteed delivery) representing approximately 99% of the Company's outstanding shares of common stock (the `Acquisition'). In addition, UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of the Company and acquired all of the outstanding warrants and stock options.

Also on August 6, 1999, Bison was merged with and into the Company with the Company continuing as the surviving corporation (the `Merger'). Accordingly, the Company became a wholly-owned subsidiary of UPC. UnitedGlobalCom, Inc. is the majority stockholder of UPC. The Company believes that a Change of Control (as defined in the indentures governing the @Entertainment and Poland Communications, Inc.("PCI") notes) occurred on August 6, 1999 as a result of the Acquisition and Merger. The Company prior to the Acquisition, is herein referred to as the `Predecessor' while the Company after the Acquisition is referred to as the `Successor'.

The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments `pushed-down' to the consolidated financial statements of @ Entertainment. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The Company restated some of its assets and liabilities at August 5, 1999. On this date, the notes of the Company and PCI were restated to reflect the market value and as a result were increased by $61.9 million and deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all outstanding shares, warrants and options totalled $812.5 million. At this time the Company had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million, which was realized on previous transactions. As a result of the above considerations, UPC realized goodwill of approximately $979.3 million. As a result of the Acquisition, UPC pushed down its basis to the Company establishing a new basis of accounting as of the acquisition date. @Entertainment allocated goodwill between the business segments based on the investment model used for acquisition.

The following pro forma condensed consolidated results for the three months ended March 31, 1999, give effect to the Acquisition as if it had occurred at the beginning of the period presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon the assumptions that goodwill and the amortization thereon would be pushed down as if the transactions had occurred at the beginning of the period presented. Additionally, interest expense related to the deferred financing costs was removed for each of the periods presented. There was no tax effect from these adjustments because of the significant net losses.


                                             THREE MONTHS ENDED
                                               MARCH 31, 2000        THREE MONTHS ENDED MARCH 31, 1999
                                                 (UNADITED)                     (UNADITED)
                                             ----------------------  ----------------------------------
                                                  HISTORICAL             HISTORICAL       PRO FORMA
Service and other revenue                    $               27,324    $      18,799    $      18,799
                                             ======================    =============    =============

Net loss                                     $              (63,539)   $    (34,626)    $     (49,815)
                                             ======================    =============    =============



3.       FINANCIAL POSITION AND BASIS OF ACCOUNTING

These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Pay television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks, acquisition of programming rights and reception system for its D-DTH business and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception. The Company expects to experience substantial operating losses and negative cash flows for at least the next year in association with the expansion of the D-DTH and programming businesses. As of March 31, 2000, the Company has negative working capital and significant commitments under non-cancelable operating leases and for programming rights. Additionally, the Company is currently and is expected to continue to be highly leveraged. The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company as well as its ability to obtain additional third party financing to support the planned expansion, as well as obtaining additional financing from its parent, UPC. The Company's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan for its D-DTH, cable and programming business.

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

4.       RECLASSIFICATIONS

Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statements to conform to the unaudited consolidated financial statement presentation for the three months ended March 31, 2000.

5.       PER SHARE INFORMATION

Basic loss per share has been computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The effect of potential common shares (stock options and warrants outstanding) on earnings per share, i.e. dilutive loss per share is the same as basic loss per share.

The following table provides a reconciliation of the numerator and denominator in the loss per share calculation:


                                                                                 SUCCESSOR (NOTE 2)   PREDECESSOR (NOTE 2)
                                                                                 ------------------   --------------------
                                                                                 THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                                    MARCH 31 2000       MARCH 31, 1999
                                                                                     (UNAUDITED)          (UNAUDITED)
                                                                                 ------------------   --------------------
Net loss attributable to common stockholders (in thousands)                      $          (63,539)  $            (35,417)
Basic weighted average number of common shares outstanding (in thousands)                N/A                        33,361
                                                                                 ------------------   --------------------
Loss per share-basic and diluted                                                         N/A          $              (1.06)
                                                                                 ==================   ====================


6.       COMMITMENTS AND CONTINGENCIES

PROGRAMMING, BROADCAST AND EXHIBITION RIGHTS

The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party content providers for its digital direct-to-home television ("D-DTH") and cable systems. The agreements have terms which range from one to seven years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At March 31, 2000, the Company had an aggregate minimum commitment in relation to these agreements of approximately $202,496,000 over the next seven years, approximating $42,561,000 for the remainder of 2000, $53,684,000 in 2001, $47,319,000 in 2002, $30,313,000 in
2003, $19,982,000 in 2004 and $8,637,000 in 2005 and thereafter.

PURCHASE COMMITMENTS

As of March 31, 2000, the Company had an aggregate minimum commitment toward the purchase of the D-DTH reception systems from Philips Electronics B.V. of approximately $31,735,000 through June 30, 2000.

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

ARBITRATION RELATING TO TELEWIZYJNA KORPORACJA PARTYCYPACYJNA

On April 17, 1998, the Company signed a binding letter of intent with Telewizyna Korporacja Partycypacyjna (`TKP'), the parent company of Canal+ Polska, which provided for bringing together the Company's Wizja TV programming platform and the Canal+ Polska premium pay television channel and for the joint development and operation of a D-DTH service in Poland. The establishment of the joint venture was subject to the execution of definitive agreements, regulatory approvals and certain other closing conditions.

The definitive agreements were not agreed and executed by the parties by the date set forth in the letter of intent (the `Signature Date'). Therefore, the Company terminated the letter of intent on June 1, 1998. TKP and its shareholders have informed the Company that they believe the Company did not have the right to terminate the letter of intent.

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

The Company has demanded monies from TKP as a result of the failure to execute the definitive agreements by the Signature Date. While the Company was waiting for the expiration of the 10-day period for payment of the break-up fee, TKP initiated arbitration proceedings before a three member-arbitration panel in Geneva, Switzerland. In their claim, TKP and its shareholders have alleged that the Company breached its obligation to negotiate in good faith and to use its best efforts to agree and execute the definitive agreements and claimed the Company is obligated to pay TKP $10 million pursuant to the letter of intent. The Company has answered and brought counterclaims against TKP and its shareholders. The arbitration hearings were conducted in Geneva in

June 1999, and parties filed their post-hearing briefs in August and September 1999. The Company believes that a decision may be rendered in June or July 2000. The Company does not believe that the outcome of the arbitration proceedings will have a material adverse effect on the Company's business, financial condition or results of operations.

PCBV MINORITY STOCKHOLDER'S CLAIM

On or about July 8, 1999, certain minority shareholders ("the minority shareholders") of Poland Cablevision (Netherlands) B.V. (PCBV), a subsidiary of PCI, filed a lawsuit against PCI, the Company and certain other defendants, in United States District Court, Southern District of Ohio, Eastern Division, Civil Action No. C2-99-621. The relief sought by the minority shareholders included:
(1) unspecified damages in excess of $75,000, (2) an order lifting the restrictions against transfer of shares set forth in the Shareholders' Agreement among PCBV's shareholders, as amended (the "Shareholders' Agreement") so that the minority shareholders could liquidate their shares in PCBV, (3) damages in the amount of 1.7 percent of the payment made by UPC for the shares of the Company as set forth in the Agreement and Plan of Merger between the Company and UPC dated June 2, 1999, and (4) attorneys' fees and costs incurred in prosecuting the lawsuit.

The amended complaint set forth eight claims for relief based on allegations that the defendants, including the Company and PCI, committed the following wrongful acts: (1) breached a covenant not to compete contained in the Shareholders' Agreement relating to the shareholders of PCBV, (2) breached a covenant in the Shareholders' Agreement requiring that any contract entered into by PCBV with any other party affiliated with PCI be commercially reasonable or be approved by certain of the minority shareholders, (3) breached a provision in the Shareholders' Agreement that allegedly required co-defendant Chase International Corp. ("CIC") to offer the minority shareholders the right to participate in certain sales of PCBV shares and that required CIC to give written notice of any offer to purchase the minority shareholders' shares in PCBV, (4) breached their fiduciary duties to the minority shareholders, (5) breached the agreement between PCBV and CIC, which allegedly limited the amount of management fees that could be paid annually by PCBV, (6) made false and misleading statements in various documents filed with the Securities and Exchange Commission, (7) colluded to defraud the minority shareholders by failing to make reference in certain Forms 8-K, 8-KA and 14D-1 to the minority shareholders or their alleged rights and claims, (8) colluded to divert assets of PCBV to affiliates of PCI and PCBV, including the Company, that allegedly compete with PCI and PCBV.

On or about March 31, 2000, the parties to the lawsuit reached a settlement under which Wizja TV B.V., an affiliate of PCI, will purchase approximately 1.3% to approximately 1.7% of the outstanding shares of PCBV for a price of approximately $2.2 million to approximately $2.7 million. The Court entered a conditional order of dismissal on March 31, 2000 and an additional order on May 1, 2000, extending the time of the conditional dismissal by 30 days. This conditional order of dismissal is predicated upon the fulfillment of the terms of the settlement agreement, which is expected to occur by June 1, 2000.

In addition to the Ohio lawsuit, other minority shareholders of PCBV (representing an additional approximately 6% of the shares of PCBV) have asserted similar claims against PCI but have not yet filed suit. The aforementioned settlement does not include the remaining minority shareholders.

7.      SEGMENT INFORMATION

The Company and its subsidiaries operate in four business segments: (1) cable television, (2) D-DTH television (3) programming, and (4) corporate. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. During 1999 and in prior years, the Company presented its operations in three business segments: (1) cable television, (2) D-DTH television and programming, and (3) corporate. Due to the increasing size of the D-DTH segment, in January 2000, management decided to separate D-DTH operations into a distinct segments and present the Company's operations in four business segments. Certain amounts have been reclassified in the 1999 unaudited consolidated financial statements to conform to the presentation of unaudited consolidation financial statements for the three months ended March 31, 2000. In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in losses of affiliated companies, income taxes and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. presentation of GAAP measure of loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity.

                              SELECTED SEGMENT DATA
                     (unaudited in thousands of US dollars)


                                                   CABLE         D-DTH        PROGRAMMING      CORPORATE        TOTAL
                                                   -----         -----        -----------      ---------        -----
THREE MONTHS ENDED MARCH 31, 2000
(Successor note 2)

Revenues from external customers               $    16,853    $     9,385    $     1,086    $         -    $    27,324
Intersegment revenues                                    -              -         12,818              -         12,818
Operating loss                                     (10,457)       (12,994)       (20,051)          (316)       (43,818)
EBITDA                                               1,049         (4,238)       (14,267)          (316)       (17,772)
Segment total assets                               524,798        386,679        301,333         15,650      1,228,460

THREE MONTHS ENDED MARCH 31, 1999 (RESTATED)
(Predecessor note 2)

Revenues from external customers               $    14,783    $     3,441    $       575    $         -    $    18,799
Intersegment revenues                                    -              -          5,132              -          5,132
Operating loss                                      (4,264)       (10,514)        (7,804)        (1,661)       (24,243)
EBITDA                                               1,685         (8,466)        (6,399)        (1,658)       (14,838)
Segment total assets                               169,711         44,968         94,421        138,440        447,540



8.       JOINT VENTURE WITH MTV

On March 1, 2000, UPC Programming B.V., an affiliate of the Company, entered into joint a venture with MTV Network Europe for a 50% equity interest in MTV Polska for the purpose of producing MTV and VH1 programming for distribution in Poland. The Company has agreed to contribute certain assets of its subsidiary, Ground Zero Media, to the joint venture. Wizja TV B.V. and MTV Polska entered into a distribution agreement whereby MTV Polska will license its programming for distribution throughout Poland.

9.       SUBSEQUENT EVENTS

Subsequent to March 31, 2000, Polska Telewizja Cyfrowa Wizja TV Sp. z o.o., owned in part by the Company, filed applications with the National Broadcast Council for broadcasting licences for Wizja Sport and Wizja Jeden . At the same time Polska Telewizja Cyfrowa Wizja TV Sp. z o.o. filed another application with the National Broadcast Council for a satellite platform license for Wizja Sport, Wizja Jeden and certain third party programming. Therefore, given these filings, Polska Telewizja Cyfrowa Wizja TV Sp. z o.o. would be deemed a broadcaster under the Polish law.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion and analysis provides information concerning the results of operations and financial condition of the Company. Such discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of the Company. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of the Company's 1999 Annual Report. The following discussion focuses on material trends, risks and uncertainties affecting the results of operations and financial condition of the Company.

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

The risks, uncertainties and other factors that might cause such differences include but are not limited to: (i) general economic conditions in Poland and in the pay television business in Poland; (ii) changes in regulations the Company operates under; (iii) uncertainties inherent in new business strategies, including the Company's satellite television business, new product launches and development plans, which the Company has not used before; (iv) rapid technology changes; (v) changes in, or failure or inability to comply with government regulations; (vi) the development and provision of programming for new television and telecommunications technologies; (vii) the continued strength of competitors in the multichannel video programming distribution industry and satellite services industry and the growth of satellite delivered programming;
(viii) future financial performance, including availability, terms and deployment of capital; (ix) the ability of vendors to deliver required equipment, software and services on schedule at the budgeted cost; (x) the Company's ability to attract and hold qualified personnel; (xi) changes in the nature of strategic relationships with joint ventures; (xii) the overall market acceptance of those products and services, including acceptance of the pricing of those products and services; (xiii) possible interference by satellites in adjacent orbital positions with the satellites currently being used for the Company's satellite television business; (xiv) acquisition opportunities, and
(xv) the Company's new ownership structure.

OVERVIEW

On June 2, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with United Pan-Europe Communications N.V. (`UPC'), whereby UPC and its wholly-owned subsidiary, Bison Acquisition Corp. (`Bison'), initiated a tender offer to purchase all of the outstanding shares of the Company in an all cash transaction valuing the Company's shares of common stock at $19.00 per share.

The tender offer, initiated pursuant to the Merger Agreement, closed at 12:00 midnight on August 5, 1999. On August 6, 1999, Bison reported that it had accepted for payment a total of 33,701,073 shares of the Company's common stock (including 31,208 shares tendered pursuant to notices of guaranteed delivery) representing approximately 99% of the Company's outstanding shares of common stock (the `Acquisition'). In addition, UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of the Company and acquired all of the outstanding warrants and stock options.

On August 6, 1999, Bison, UPC's wholly-owned subsidiary, was merged with and into the Company with the Company continuing as the surviving corporation (the "Merger"). Accordingly, the Company became a wholly-owned subsidiary of UPC. UnitedGlobalCom, Inc. is the majority stockholder of UPC.

Until the limited launch of the Company's D-DTH business on July 1, 1998 and subsequent full-scale launch on September 18, 1998, the Company's revenues were derived entirely from its cable television business and programming related thereto. The Company's revenue has increased $8.5 million or 45.2% from $18.8 million in the three months ended March 31, 1999 to $27.3 million in the three months ended March 31, 2000. This increase was due primarly to internal growth in subscribers through increased penetration and new network expansion, increases in cable subscription rates, further development of the Wizja TV programming package and advertising sales.

Prior to June 1997, the Company's expenses were primarily incurred in connection with its cable television business and programming related thereto. Since June 1997, the Company has been incurring, in addition to expenses related to its cable television and programming businesses, expenses in connection with the operation of its D-DTH business and Wizja TV.

The Company generated an operating loss of $43.8 million for the three months ended March 31, 2000, primarily due to the significant costs associated with development of the Company's D-DTH and programming businesses, promotion of those businesses and the development, production and acquisition of programming for Wizja TV.

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

SEGMENT RESULTS OF OPERATIONS

The Company classifies its business into four segments: (1) cable television,
(2) D-DTH television, (3) programming, and (4) corporate. Information about the operations of the Company in these different business segments is set forth below based on the nature of the services offered. During 1999 and in the prior years, the Company presented its operations in three business segments: (1) cable television, (2) D-DTH television and programming, and (3) corporate. Due to the increasing size of the D-DTH segment, in January 2000, management decided to separate D-DTH operations into a distinct segment and present the Company's operations in four business segments. Certain amounts have been reclassified in the 1999 unaudited consolidated financial statements to conform to the presentation of unaudited consolidated financial statements for the three months ended March 31, 2000. In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in losses of affiliated companies, income taxes and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. presentation of GAAP measure of loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity.

The following table presents the segment results of the Company's operations for the three months ended March 31, 2000 and 1999.

SEGMENT RESULTS OF OPERATIONS
(unaudited, in millions of U.S. dollars)


                                                  THREE MONTHS ENDED       THREE MONTHS ENDED
                                                    MARCH 31, 2000           MARCH 31, 1999
                                                     (SUCCESSOR)             (PREDECESSOR)
                                                  ------------------       ------------------
REVENUES
Cable                                                         16,853                   14,783
D-DTH                                                          9,385                    3,441
Programming                                                   13,904                    5,707
Corporate and Other                                                -                        -
Intersegment elimination (1)                                 (12,818)                  (5,132)
                                                  ------------------       ------------------
TOTAL                                                         27,324                   18,799


OPERATING LOSS
Cable                                                        (10,456)                  (4,264)
D-DTH                                                        (12,995)                 (10,514)
Programming                                                  (20,051)                  (7,804)
Corporate and Other                                             (316)                  (1,661)
                                                  ------------------       ------------------
TOTAL                                                        (43,818)                 (24,243)


EBITDA
Cable                                                          1,049                    1,685
D-DTH                                                         (4,238)                 (10,514)
Programming                                                  (14,267)                  (6,399)
Corporate and Other                                             (316)                  (1,658)
                                                  ------------------       ------------------
TOTAL                                                        (17,772)                 (16,886)



(1) Comprised of Wizja programming costs charged to the cable segment and D-DTH segment by the programming segment in the three months ended March 31, 2000 and 1999.

The Company for three months ended March 31, 1999 prior to the Acquisition is herein referred to as "Predecessor" and the Company for the three months ended March 31, 2000 after the Acquisition is herein referred to as "Successor".

CABLE SEGMENT OVERVIEW

The Company operates the largest cable television system in Poland with approximately 1,768,000 homes passed and approximately 1,023,500 total subscribers as at March 31, 2000. The Company continues to realize subscriber growth through a combination of increased penetration, new network build-out and acquisitions.

The Company's revenues in its cable segment have been and will continue to be derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges cable subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. Through its cable segment, the Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At March 31, 2000, approximately 70.6% of the Company's cable subscribers received its basic package. For the three months ended March 31, 2000, approximately 97.8% of the Company's cable revenue was derived from monthly subscription fees compared to approximately 97.2% for the three months ended March 31, 1999.

When the Company began operations in 1990, revenue from installation fees exceeded revenue from monthly subscription fees because of the significant number of new installations and the high amount of the installation fees relative to the small existing subscriber base. As the Company's subscriber base has grown, aggregate monthly subscription revenue has increased and installation fees, while currently increasing on an aggregate basis, have declined as a percentage of total revenue. The Company expects that installation fees will continue to constitute a declining portion of the Company's revenue.

During 1998 and 1999, management completed or was in the process of completing several strategic actions in support of its business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial 11 channels of primarily Polish-language programming, to its basic subscribers. Since that date, the basic Wizja TV package has been expanded to 24 channels. On September 18, 1999, the Company launched a proprietary premium channel called Wizja Sport. Management believes that this selection of high quality primarily Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber penetration rates.

CABLE TELEVISION REVENUE. Revenue increased $2.1 million or 14.2% from $14.8 million in the three months ended March 31, 1999 to $16.9 million in the three months ended March 31, 2000. This increase was primarily attributable to a 4.7% increase in the number of basic and intermediate subscribers from approximately 740,000 at March 31, 1999 to approximately 774,700 at March 31, 2000, as well as an increase in monthly subscription rates. The increase in basic and intermediate subscribers was primarily due to build-out of the Company's existing cable networks.

Revenue from monthly subscription fees represented 97.8% and 97.2% of cable television revenue for the three months ended March 31, 2000 and 1999, respectively. During the three months ended March 31, 2000, the Company generated approximately $0.9 million of premium subscription revenue as a result of providing the HBO Poland service pay movie channel and Wizja Sport to cable subscribers as compared to $0.6 million for the three months ended March 31, 1999.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $1.5 million, or 14.9%, from $10.1 million for the three months ended March 31, 1999 to $11.6 million for the three months ended March 31, 2000, principally as a result of the purchase of additional Polish programming as well as the increased size of the Company's cable television system. Direct operating expenses increased from 68.2% of revenues for the three months ended March 31, 1999 to 68.6% of revenues for the three months ended March 31, 2000. However, without considering the programming cost for the purchase of the Wizja programming package recorded in 2000 and 1999 the comparison would have been 53.5% and 33.8% for the three months ended March 31, 2000 and 1999, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.2 million or 40.0% from $3.0 million for the three months ended March 31, 1999 to $4.2 million for the three months ended March 31, 2000. This increase was attributable mainly to the increased size of the Company's cable television system.

As a percentage of revenue, selling, general and administrative expenses increased from 20.3% for the three months ended March 31, 1999 to approximately 24.9% for the three months ended March 31, 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $5.6 million, or 94.9%, from $5.9 million for the three months ended March 31, 1999 to $11.5 million for the three months ended March 31, 2000, principally as a result of depreciation and amortization of additional goodwill pushed down as a result of the Merger and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 39.9% for the three months ended March 31, 1999 to 68.0% for the three months ended March 31, 2000.

Each of these factors contributed to an operating loss of $10.5 million and $4.3 million for the three months ended March 31, 2000 and 1999, respectively.

D-DTH  SEGMENT OVERVIEW

The Company's D-DTH roll-out strategy was to lease D-DTH reception systems to 380,000 initial subscribers at promotional prices in the start-up phase of its D-DTH service. The launch of its D-DTH service has been supported by the Company's development of the Wizja TV programming package, which the Company believes addresses the demand for high-quality Polish-language programming in Poland. Between April, 1999 and November 7, 1999, the Company switched its policy from leasing to selling DTH reception systems and sold such systems to customers at a price substantially reduced by promotional incentives. Beginning on November 8, 1999, the Company returned to leasing the DTH reception systems to its customers.

As of March 31, 2000, the Company had approximately 303,700 D-DTH subscribers as compared to 130,000 at March 31, 1999. In September 1998, the number of Philips Electronics B.V. authorized electronics retailers distributing the Wizja TV package increased from 70 to 550, and since November more than 1,200 retailers have been distributing the Wizja TV package. Each store is staffed with personnel specifically trained by the Company to provide information on the Wizja TV packages. Installation personnel are also trained to complete each customer's installation within 48 hours of order placement.

At March 31, 2000 approximately 67.9% of D-DTH subscribers received premium service as compared to approximately 45.2% at March 31, 1999. The Company currently provides two premium channels (1) HBO Poland Service, a Polish-language version of HBO's premium movie channel and (2) Wizja Sport, the Company's proprietary sport channel.

D-DTH REVENUE. Revenue increased $6.0 million or 176.5% from $3.4 million for the three months ended March 31, 1999 to $9.4 million for three months ended March 31, 2000. This increase was primarily due to an increased number of D-DTH subscribers from 130,000 at March 31, 1999 to 303,700 at March 31, 2000.

During the three months ended March 31, 2000 the Company generated approximately $2.2 million of premium subscription revenue as a result of providing the HBO Poland service pay movie channel and Wizja Sport to its subscribers as compared to $0.6 million for the three months ended March 31, 1999.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $6.0 million, or 250.0%, from $2.4 million for the three months ended March 31, 1999 to $8.4 million for the three months ended March 31, 2000. These increases principally were the result of a $4.2 million of Wizja TV programming purchased from Programming segment for three months ended March 31, 2000 as compared to $0 for the three months ended March 31, 1999 and increase in size of D-DTH operations. Direct operating expenses amounted to 89.4% of revenues for the three months ended March 31, 2000 compared to 70.6% revenues for the three months ended March 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $4.2 million or 44.2% from $9.5 million for the three months ended March 31, 1999 to $5.3 million for the three months ended March 31, 2000. The decrease in selling, general and administrative expenses over the corresponding 1999 period was attributable mainly to sales and marketing expenses associated with aggressive promotion of the Company's D-DTH service during the three months ended March 31, 1999 as compared to the three months ended March 31, 2000. As a percentage of revenue, selling, general and administrative expenses amounted to approximately 56.4% and 279.4% for the three months ended March 31, 2000 and 1999, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $6.8 million or 340.0% from $2.0 million for the three months ended March 31, 1999 to $8.8 million for the three months ended March 31, 2000, principally as a result of additional goodwill pushed down as a result of the Merger and continued growth in D-DTH subscribers' base. Depreciation and amortization expense as a percentage of revenues amounted to 93.6% and 58.8% for the three months ended March 31, 2000 and 1999, respectively.

Each of these factors contributed to an operating loss of $13.0 million for the three months ended March 31, 2000, compared to an operating loss of $10.5 million for the three months ended March 31, 1999.

PROGRAMMING SEGMENT OVERVIEW

The principal objectives of the Company for the programming segment is to develop, acquire and distribute high-quality Polish-language programming that can be commercially exploited throughout Poland through D-DTH and cable television exhibition, and to develop and maximize advertising sales.

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

The Company currently distributes Atomic TV and intends to distribute the Wizja TV programming package to third party cable operators in Poland on a per-subscriber fee basis. The Company exchanged letters and continues negotiations with two major cable associations in Poland, representing an aggregate of approximately 2.6 million subscribers (including the Company's cable subscribers), with the objective of making the Wizja TV programming package available for distribution within the cable networks of other providers which are members of the associations.

PROGRAMMING REVENUE. Revenue increased $8.2 million or 143.9% from $5.7 million for the three months ended March 31, 1999 to $13.9 million for three months ended March 31, 2000.

The programming segment generates most of its revenue from the cable and D-DTH segments through providing its Wizja TV programming package. The intersegment revenue represented $12.8 million or 92.1% and $5.1 million or 89.5% for three months ended March 31, 2000 and 1999, respectively.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $14.8 million, or 139.6%, from $10.6 million for the three months ended March 31, 1999 to $25.4 million for the three months ended March 31, 2000. These increases principally were the result of a $15.3 million increase in programming costs and maintenance expenses associated with the satellite up-link and studio facility located in Maidstone, United Kingdom, and costs associated with the lease of three transponders on the Astra satellites which provide the capability to deliver the Company's Polish-language programming platform to cable and D-DTH customers in Poland. Direct operating expenses amounted to 182.7% of revenues for the three months ended March 31, 2000 compared to 186.0% revenues for the three months ended March 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.3 million or 86.7% from $1.5 million for the three months ended March 31, 1999 to $2.8 million for the three months ended March 31, 2000. The increase in selling, general and administrative expenses over the corresponding 1999 period was attributable mainly to increase in professional fees associated with obtaining long-term programming contracts and broadcast/exhibition rights. As a percentage of revenue, selling, general and administrative expenses amounted to approximately 20.1% and 26.3% for the three months ended March 31, 2000 and 1999, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization charges of D-DTH tangible assets increased $4.4 million or 314.3% from $1.4 million for the three months ended March 31, 1999 to $5.8 million for the three months ended March 31, 2000, principally as a result of amortization of additional goodwill pushed down as a result of the Merger. Depreciation and amortization expense as a percentage of revenues amounted to 41.7% and 24.6% for the three months ended March 31, 2000 and 1999, respectively. This primarily relates to D-DTH production equipment and decoders leased to consumers.

Each of these factors contributed to an operating loss of $20.1 million for the three months ended March 31, 2000, compared to an operating loss of $7.8 million for the three months ended March 31, 1999.

CORPORATE SEGMENT OVERVIEW

The Company's corporate segment consists of corporate overhead costs. The Company continues to evaluate opportunities for improving its operations and reducing its cost structure. Corporate expenses amounted to $0.3 million for the three months ended March 31, 2000 as compared to $1.7 million for the corresponding period in 1999, the reduction being due to reduced activities of @Entertainment as a corporate office.

NON-OPERATING RESULT

INTEREST EXPENSE. Interest expense increased $4.5 million, or 38.1%, from $11.8 million for the three months ended March 31, 1999 to $16.3 million for the three months ended March 31, 2000. Interest expense increased mainly as a result of the additional financing from UPC for the three months ended March 31, 2000.

INTEREST AND INVESTMENT INCOME. Interest and investment income decreased $1.2 million, or 80%, from $1.5 million for the three months ended March 31, 1999 to $0.3 million for the three months ended March 31, 2000, primarily due to the reduction in the level of cash used to fund the Company's operations.

EQUITY IN PROFITS OF AFFILIATED COMPANIES. The Company recorded $0.1 million of equity in losses of affiliated companies for the three months ended March 31, 2000 compared to $1.0 of equity in profits of affiliated companies for the three months ended March 31, 1999.

FOREIGN EXCHANGE LOSS, NET. For the three months ended March 31, 2000, foreign exchange loss amounted to $2.4 million, as compared to $1.0 million for the three months ended March 31, 1999.

INCOME TAX EXPENSE. The Company recorded $37,000 of income tax expense for the three months ended March 31, 2000, as compared to $19,000 for the three months ended March 31, 1999.

NET LOSS. For the three months ended March 31, 2000 and 1999, the Company had net losses of $63.5 million and $34.6 million, respectively. These losses were the result of the factors in the four segments discussed above.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from a loss of $35.4 million for the three months ended March 31, 1999 to a loss of $63.5 million for the three months ended March 31, 2000 due to the factors in the four segments discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has met its cash requirements in recent years primarily with (i) capital contributions and loans from certain of the Company's principal stockholders, (ii) borrowings under available credit facilities, (iii) cash flows from operations, (iv) the sale of approximately $200 million of common stock through the Company's initial public equity offering in August 1997, (v) the sale of $252 million aggregate principal amount at the maturity of the 14 1/2% Senior Discount Notes in July 1998 with gross proceeds of approximately $125 million, ("@Entertainment Notes") (vi) the sale of $36,001,321 principal amount at maturity of its Series C Discount Notes in January 1999 with gross proceeds of $9.8 million, ("Series C Notes") (vii) the sale of its 14 1/2% Senior Discount Notes in January 1999 with gross proceeds of $96.1 million, ("Discount Notes") and (viii) the sale of the Series A 12% Cumulative Preference Shares, the Series B 12% Cumulative Preference Shares and Warrants in January 1999 with gross proceeds of $48.2 million.

Since the acquisition of all of the outstanding stock of the Company by UPC on August 6, 1999, the Company has met its capital requirements primarily through capital contributions and loans from UPC.

Pursuant to the indentures governing the 9 7/8% Senior Notes due 2003 of @Entertainment's subsidiary Poland Communications, Inc. ("PCI Notes"), the @Entertainment Notes, the Series C Notes, and the Discount Notes, the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters:

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

The indentures covering each of the @Entertainment Notes, Series C Notes, Discount Notes and the PCI Notes provide that, following a Change of Control (as defined therein), each noteholder had the right, at such holder's option, to require the respective issuer to offer to repurchase all or a portion of such holder's notes at the repurchase prices, described below. The Company believes that the August 6, 1999 acquisition by UPC of the Company constituted a Change of Control. Accordingly, Entertainment and PCI made offers to repurchase (the "Offers") from the holders the @Entertainment Notes, Series C Notes, Discount Notes and the PCI Notes. The Offers expired at 12:01 PM, New York City time, on November 2, 1999.

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

UPC financed the repurchase of the @Entertainment Notes, Series C Notes, Discount Notes and PCI Notes and the Company's operating activities by making loans of $217.3 million to @Entertainment in the fourth quarter of 1999.

On March 31, 2000, the Company had, on a consolidated basis, approximately $597.4 million aggregate principal amount of indebtedness outstanding, of which $273.0 million was owed to UPC.

The Company had negative cash flows from operating activities of $19.9 million for the three months ended March 31, 2000 and $21.2 million for the three months ended March 31, 1999, primarily due to the significant operating costs associated with the development and launch of its D-DTH service and the Wizja TV programming platform and due to the operating loss for the respective quarters.

Cash used for the purchase and build-out of the Company's cable television networks, purchase of D-DTH equipment including set top decoders, and the purchase of other property, plant, and equipment was $31.4 million in three months ended March 31, 2000 and, $15.5 million in three months ended March 31, 1999. The quarter over quarter increase primarily relates to the Company's capital expenditures associated with the expansion of its existing cable networks and the development of its D-DTH service.

On March 31, 2000, the Company was committed to pay at least $408.3 million in guaranteed payments (including but not limited to payments for D-DTH reception systems and payments of guaranteed minimum amounts due under programming agreements and satellite transponder leases) over the next eight years of which at least approximately $92.4 million was committed to be paid by the end of 2000.

As of March 31, 2000, the Company has negative working capital and significant commitments under non-cancelable operating leases and for programming rights.

The Company's cash on hand will be insufficient to complete its current business plan for its D-DTH and programming businesses. UPC and the Company are evaluating various alternatives to meet the Company's capital needs. Future sources of financing for the Company could include public or private equity, debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, UPC, and United GlobalCom, Inc., UPC's parent. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancings that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is also dependent on its parent, UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support the Company and its subsidiaries as a going concern, and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2001.

YEAR 2000 COMPLIANCE

The Company has not experienced any problems with its computer systems relating to distinguishing twenty-first century dates from twentieth century dates, which generally are referred to as year 2000 problems. The Company is also not aware of any material year 2000 problems with its clients or vendors. The Company has not incurred material expenses or experienced any material operation disruptions as a result of any year 2000 problems.

CURRENT OR ACCUMULATED EARNINGS AND PROFITS

For the three months ended March 31, 2000, the Company had no current or accumulated earnings and profits. Therefore, none of the interest which accreted during the three months ended March 31, 2000 with respect to the Company's 14 1/2% Senior Discount Notes due 2008, 14 1/2% Series B Discount Notes due 2008, 14 1/2% Senior Discount Notes due 2009, 14 1/2% Series B Discount Notes due 2009 and its Series C Senior Discount Notes will be deemed to be a `Dividend Equivalent Portion' as such term is defined in Section 163(e)(5)(B) of the Internal Revenue Code, as amended.

IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

The Financial Accounting Standards Board (`FASB') recently issued Statement of Financial Accounting Standards No. 133, `Accounting for Derivative Instruments and Hedging Activities' (`SFAS 133'), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under this statement, accounting for changes in fair value of a derivative depends on its intended use and designation. In June 1999, the FASB approved Statement of Financial

Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of Effective Date of FASB Statement No. 133' (`SFAS 137'). SFAS 137 amends the effective date of SFAS 133, which will apply to the Company as of the first quarter 2001. The Company is currently assessing the effect of this new standard.

On December 3, 1999 the SEC Staff Accounting Bulletin No. 101 ("SAB 101") was released and provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. On March 24, 2000 the staff issued the Staff Accounting Bulletin No. 101A to delay the implementation date of SAB 101, which now will be implemented in our second quarter of 2000, instead of needing to implement in our first quarter of 2000, as originally provided in SAB 101. We are currently assessing the effect of this new guidance.

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

International operations constitute 100% of the Company's consolidated operating loss for the quarter ended March 31, 2000. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

The Company estimates that a further 10% change in foreign exchange rates would impact reported operating loss by approximately $2.8 million. In other terms a 10% depreciation of the Polish zloty and British pound against the U.S. dollar, would result in a $2.8 million decrease in the reported operating loss. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 approximately 11.8% in 1998 and approximately 7.3% in 1999. The rate of inflation for the three month period ended March 31, 2000 was approximately 3.6%. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991 and the zloty has depreciated against the U.S. dollar by approximately 17.4% for the year ended December 31, 1999. For the first quarter of 2000 the zloty remained stable against the U.S. Inflation and currency exchange fluctuations may have, a material adverse effect on the business, financial condition and results of operations of the Company.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's business, financial condition or results of operations. See also Note 6 to the unaudited consolidated financial statements, for a description of the Company's arbitration relating to TKP and PCBV minority stockholders' claim.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION:

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

11       Statement re computation of per share earnings (contained in Note 5 to
Unaudited Financial Statements in this Quarterly Report on Form 10-Q)

Exhibit 27 - FINANCIAL DATA SCHEDULE

(b)      Reports on Form 8-K

None.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            @ ENTERTAINMENT, Inc.


                                            By: /s/ NIMROD J. KOVACS
                                            ------------------------------
                                            Nimrod J. Kovacs
                                            Chief Executive Officer


                                            By: /s/ RAY D. SAMUELSON
                                            ------------------------------
                                            Ray D. Samuelson
                                            Chief Financial Officer,
                                            (Principal Financial and Principal
                                            Accounting Officer)


DATE:  May 15, 2000