Form 10-Q
period 2000-06-30
ENTERTAINMENT INC
filed 2000-08-14
CIK 1041454

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES
                                EXCHANGE ACT 1934

        FROM THE TRANSITION PERIOD FROM _____________ TO _____________

                        COMMISSION FILE NUMBER 000-22877

                              @ ENTERTAINMENT, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                       06-1487156
 (State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation of Organization)                            Identification No.)

4643 ULSTER STREET
SUITE 1300
DENVER, COLORADO                                           80237
(Address of Principal Executive Offices)                   (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:        (303)770-4001

Indicate by check (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days      Yes  X       No
                                          ----        ----

The number of shares outstanding of @ Entertainment, Inc.'s common stock as of June 30, 2000, was:

           Common Stock                                1,000

                              @ ENTERTAINMENT, INC.

                                 FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2000


                                                                                             PAGE NO.
PART I     FINANCIAL INFORMATION
           Item 1. Financial Statements
                     @ Entertainment
                        Consolidated Balance Sheets.......................................       2-3
                        Consolidated Statements of Operations..............................      4
                        Consolidated Statements of Comprehensive Loss......................      5
                        Consolidated Statements of Cash Flows..............................      6
                        Notes to Consolidated Financial Statements........................       7-12

           Item 2. Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.....................       13-21

           Item 3. Quantitative and Qualitative Disclosures About Market Risk.............       21

PART II    OTHER INFORMATION

             Item 1. Legal Proceedings.....................................................      22

             Item 2. Changes in Securities and Use of Proceeds.............................      22

             Item 3. Defaults Upon Senior Securities.......................................      22

             Item 4. Submission of Matters to a Vote of Security Holders...................      22

             Item 5. Other Information.....................................................      22

             Item 6. Exhibits and Reports on Form 8-K......................................      22


                              @ ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                JUNE 30,          DECEMBER 31,
                                                                                  2000                1999
                                                                             ----------------    --------------
                                                                             (UNAUDITED)
                                                                                      (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                                                   $ 16,093         $ 35,520
      Trade accounts receivable, net of allowance for doubtful accounts
           of $4,177 in 2000 and $3,090 in 1999                                     13,081           12,808
      Programming and broadcast rights                                               8,835            7,200
      VAT recoverable                                                                4,049            9,623
      Prepayments                                                                    3,566            1,883
      Other current assets                                                           1,647            1,162
                                                                           ---------------- ----------------
           Total current assets                                                     47,271           68,196
                                                                           ---------------- ----------------
Property, plant and equipment:
      Cable television systems assets                                              124,710          123,845
      D-DTH, transmission and production equipment                                 131,961           82,327
      Construction in progress                                                       9,245            7,400
      Vehicles                                                                       1,740            1,943
      Other                                                                         16,613           15,871
                                                                           ---------------- ----------------
                                                                                   284,269          231,386
      Less accumulated depreciation                                                (31,882)         (12,602)
                                                                           ---------------- ----------------
           Net property, plant and equipment                                       252,387          218,784

Inventories for construction                                                         6,526            5,511
Intangibles, net                                                                   854,691          906,987
Investments in affiliated companies                                                 18,916           19,393
                                                                           ---------------- ----------------

           Total assets                                                         $1,179,791       $1,218,871
                                                                           ================ ================


     See accompanying notes to unaudited consolidated financial statements.

                              @ ENTERTAINMENT, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   2000             1999
                                                                            ----------------- ---------------
                                                                              (UNAUDITED)
                                                                                      (IN THOUSANDS)
Current liabilities:
    Accounts payable and accrued expenses                                          $ 103,013        $ 72,963
    Accrued interest                                                                     236             243
    Deferred revenue                                                                   7,132           4,009
                                                                            ----------------- ---------------
       Total current liabilities                                                     110,381          77,215
                                                                            ----------------- ---------------

Long-term liabilities:
    Notes payable and accrued interest to UPC                                        290,721         220,149
    Notes payable                                                                    334,329         314,547
                                                                            ----------------- ---------------
       Total liabilities                                                             735,431         611,911
                                                                            ----------------- ---------------

Commitments and contingencies (note 6)

Stockholder's equity:
    Common stock, $.01 par value; 1,000 shares authorized, shares issued
        and outstanding 1,000 as of June 30, 2000 and December 31, 1999                    -               -
    Paid-in capital                                                                  824,462         812,549
    Accumulated other comprehensive loss                                            (104,976)        (61,412)
    Accumulated deficit                                                             (275,126)       (144,177)
                                                                            ----------------- ---------------
          Total stockholder's equity                                                 444,360         606,960
                                                                            ----------------- ---------------

          Total liabilities and stockholder's equity                             $ 1,179,791     $ 1,218,871
                                                                            ================= ===============




     See accompanying notes to unaudited consolidated financial statements.

                              @ ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                             SUCCESSOR         PREDECESSOR         SUCCESSOR       PREDECESSOR
                                                              (NOTE 2)           (NOTE 2)           (NOTE 2)          (NOTE 2)
                                                           --------------    ---------------     ---------------  --------------
                                                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------------    --------------------------------
                                                               2000               1999              2000              1999
                                                          ----------------    --------------    --------------    --------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                                         $ 30,116          $ 21,056          $ 56,790          $ 39,855

Operating expenses:
   Direct operating expenses                                       26,001            40,984            57,887            59,001
   Selling, general and administrative expenses                    17,420            21,589            29,980            37,209
   Depreciation and amortization                                   26,418            13,294            52,464            22,699
                                                          ----------------    --------------    --------------    --------------
Total operating expenses                                           69,839            75,867           140,331           118,909
                                                          ----------------    --------------    --------------    --------------
   Operating loss                                                 (39,723)          (54,811)          (83,541)          (79,054)

Interest and investment income                                        321               919               640             2,413
Interest expense                                                  (18,208)          (12,532)          (34,537)          (24,377)
Equity in (losses)/profits of affiliated companies                    162            (1,555)               38              (530)
Foreign exchange loss net                                          (7,225)             (951)           (9,617)           (1,989)
Non-operating expense                                                (128)                -              (198)                -
Impairment of D-DTH equipment                                      (2,606)                -            (3,694)                -
                                                          ----------------    --------------    --------------    --------------
   Loss before income taxes                                       (67,407)          (68,930)         (130,909)         (103,537)

Income tax expense                                                     (3)               (8)              (40)              (27)
                                                          ----------------    --------------    --------------    --------------
   Net loss                                                       (67,410)          (68,938)         (130,949)         (103,564)

   Accretion of redeemable preferred stock                              -            (1,227)                -            (2,018)
                                                          ----------------    --------------    --------------    --------------

Net loss applicable to holders of common stock                  $ (67,410)        $ (70,165)        $(130,949)        $(105,582)
                                                          ================    ==============    ==============    ==============


Basic and diluted net loss per common share                           N/A           $ (2.10)              N/A           $ (3.16)
                                                          ================    ==============    ==============    ==============


     See accompanying notes to unaudited consolidated financial statements.

                              @ ENTERTAINMENT, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                             SUCCESSOR (NOTE 2)   PREDECESSOR (NOTE 2)  SUCCESSOR (NOTE 2)  PREDECESSOR (NOTE 2)
                                             ------------------   --------------------  ------------------  -------------------
                                                   THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                             -----------------------------------------  ---------------------------------------
                                                 2000                    1999                 2000                  1999
                                             -------------         ---------------       ---------------        -------------
                                                                              (IN THOUSANDS)
Net loss                                     $  (67,410)             $ (68,938)            $  (130,949)           $ (103,564)
Other comprehensive income/(loss):
    Translation adjustment                   $  (42,928)             $   3,224             $   (43,564)           $  (25,955)
                                             ----------              ---------             -----------            ----------
Comprehensive loss                           $ (110,338)             $ (65,714)            $  (174,513)           $ (129,519)
                                             ==========              =========             ===========            ==========



      See accompanying notes to unaudited consolidated financial statements

                              @ ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         SUCCESSOR (NOTE 2)       PREDECESSOR (NOTE 2)
                                                                      ------------------------ -------------------------
                                                                       SIX MONTHS ENDED JUNE    SIX MONTHS ENDED JUNE
                                                                              30, 2000                 30, 1999
                                                                      --------------------------------------------------
                                                                                       (IN THOUSANDS)
Cash flows from operating activities:
    Net loss                                                                      $ (130,949)               $ (103,564)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation and amortization                                                   52,464                    22,699
      Amortization of notes payable discount and issue costs                          20,545                    16,707
      Equity in (profits)/losses of affiliated companies                                 (38)                     (530)
      Impairment of D-DTH equipment                                                    3,694
      Unrealized foreign exchange (gains) and losses                                   4,032
      Other                                                                                -                       473
      Changes in operating assets and liabilities:
        Accounts receivable                                                             (980)                     (201)
        Other current assets                                                           2,643                       977
        Programming and broadcast rights                                              (1,635)                   (3,664)
        Accounts payable                                                                (330)                   (5,789)
        Accrued interest                                                                   -                         -
        Deferred revenue                                                               3,344                     1,836
        Interest payable to UPC                                                       12,932                         -
        Other                                                                              -                         -
                                                                     ------------------------ -------------------------
             Net cash used in operating activities                                   (34,278)                  (71,056)
                                                                     ------------------------ -------------------------
Cash flows from investing activities:
        Construction and purchase of property, plant and equipment                   (50,981)                  (20,311)
        Other investments                                                                  -                    (1,753)
        Purchase of intangibles                                                       (2,603)                     (145)
                                                                     ------------------------ -------------------------
             Net cash used in investing activities                                   (53,584)                  (22,209)
                                                                     ------------------------ -------------------------
Cash flows from financing activities:
        Proceeds from issuance of notes and warrants                                       -                   109,755
        Proceeds from issuance of preferred stock and warrants                             -                    48,295
        Proceeds from issuance of common stock                                             -                     1,601
        Costs to obtain loans                                                              -                    (5,156)
        Proceeds from loans from UPC                                                  57,640                         -
        Capital increase from UPC                                                     11,913                         -
        Repayment of notes payable                                                      (763)                        -
                                                                     ------------------------ -------------------------
             Net cash provided by financing activities                                68,790                   154,495
                                                                     ------------------------ -------------------------
             Net increase/(decrease) in cash and cash equivalents                    (19,072)                   61,230
             Effect of exchange rates on cash and cash equivalents                      (355)

Cash and cash equivalents at beginning of period                                      35,520                    13,055
                                                                     ------------------------ -------------------------
Cash and cash equivalents at end of period                                          $ 16,093                  $ 74,285
                                                                     ======================== =========================
Supplemental cash flow information:
        Cash paid for interest                                                         $ 880                   $ 7,159
                                                                     ======================== =========================
        Cash paid for income taxes                                                      $ 31                      $ 53
                                                                     ======================== =========================


     See accompanying notes to unaudited consolidated financial statements.

                              @ENTERTAINMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

1.       BASIS OF PRESENTATION

The information furnished by @Entertainment, Inc. and its subsidiaries ("@Entertainment" or the "Company") has been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of June 30, 2000. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the SEC (the "1999 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

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

Also on August 6, 1999, Bison was merged with and into the Company with the Company continuing as the surviving corporation (the `Merger'). Accordingly, the Company became a wholly-owned subsidiary of UPC. UnitedGlobalCom, Inc. is the majority stockholder of UPC. The Company believes that a Change of Control (as defined in the indentures governing the @Entertainment and Poland Communications, Inc. ("PCI") notes) occurred on August 6, 1999 as a result of the Acquisition and Merger.

The Company prior to the Acquisition, is herein referred to as the `Predecessor' while the Company after the Acquisition is referred to as the `Successor'.

The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments `pushed-down' to the consolidated financial statements of @Entertainment. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The Company restated some of its assets and liabilities on August 5, 1999. At that date, the notes of the Company and PCI were restated to reflect the market value and as a result were increased by $61.9 million and deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all outstanding shares, warrants and options totalled $812.5 million. At that time the Company had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million, which was realized on previous transactions. As a result of the above considerations, UPC realized goodwill of approximately $979.3 million. In the second quarter 2000, this figure increased by $12.0 million to $991.3 million due to the results of an arbitration between the Company and Telewizyjna Korporacja Partycypacyjna ("TKP"). See Note 6 Commitments and Contingencies for a discussion of this arbitration. As a result of the Acquisition, UPC pushed down its basis to the Company establishing a new basis of accounting as of the Acquisition date. @Entertainment allocated goodwill between the business segments based on the investment model used for the acquisition.

The following pro forma condensed consolidated results for the six months ended June 30, 2000, give effect to the Acquisition as if it had occurred at the beginning of the period presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon the assumptions that goodwill and the amortization thereon would be pushed down as if the transactions had occurred at the beginning of the period presented. Additionally, interest expense related to the deferred financing costs was removed for each of the periods presented. There was no tax effect from these adjustments because of the significant net losses.


                                                                SIX MONTHS ENDED JUNE    SIX MONTHS ENDED JUNE 30, 1999 (UNADITED)
                                                                 30, 2000 (UNAUDITED)
                                                                ----------------------- -----------------------------------------
                                                                     Historical             Historical            Pro Forma
Service and other revenue                                         $            56,790     $         39,855      $        39,855
                                                                ======================  ===================  ====================
Net loss                                                          $          (130,949)    $       (103,564)     $      (133,942)
                                                                ======================  ===================  ====================


3. FINANCIAL POSITION AND BASIS OF ACCOUNTING

   These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Pay television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks, acquisition of programming rights, acquisition of reception systems for digital direct-to-home satellite broadcast ("D-DTH") business and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception. The Company expects to experience substantial operating losses and negative cash flows for at least the next year in association with the expansion of the D-DTH and programming businesses. As of June 30, 2000, the Company has negative working capital and significant commitments under non-cancelable operating leases and contracts for programming rights. Additionally, the Company is currently and is expected to continue to be highly leveraged. The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company as well as its ability to obtain additional third party financing to support the planned expansion, as well as obtaining additional financing from its parent, UPC. The Company's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan for its D-DTH, cable and programming business.

    Management of the Company believes that significant opportunities exist for pay television providers capable of delivering high quality, Polish-language programming on a multi-channel basis. As such, the Company has focused its financial and business efforts toward its position in the cable, D-DTH and programming markets. The Company's business strategy is designed to increase its market share and subscriber base and to maximize revenue per subscriber. To accomplish its objectives and to capitalize on its competitive advantages, the Company intends to (i) develop and control the content of programming on its cable and D-DTH systems; (ii) increase its distribution capabilities through internal growth and through acquisitions;
(iii) implement additional revenue generating services; (iv) control its management of subscribers by using advanced integrated management information systems; and (v) establish Wizja TV as the leading brand name in the Polish pay television industry; and (vi) implement additional revenue generating services over its cable and D-DTH systems. If the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is also dependent on its parent, UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support @ Entertainment and its subsidiaries as a going concern, and accordingly enable @ Entertainment and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2001.

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

4.      CAPITAL CONTRIBUTIONS

In the second quarter of 2000, UPC made a capital contribution of $11.9 million and additional loans of $10.6 million to the Company to fund the Company's activities. On June 30, 2000, the Company had, on a consolidated basis, approximately $625.0 million aggregate principal amount of indebtedness outstanding, of which approximately $290.7 million was owed to UPC. All of the loans from UPC to @Entertainment bear interest at 9.75% per annum and mature in 2029. Loans from UPC with an aggregate principal amount of $150 million have been subordinated to the Company's Senior Discount Notes due 2008, Series C Senior Discount Notes and Senior Discount Notes due 2009.

5.       RECLASSIFICATIONS

Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statements to conform to the unaudited consolidated financial statement presentation for the three and six months ended June 30, 2000.

6.       PER SHARE INFORMATION

Basic loss per share has been computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The effect of potential common shares (stock options and warrants outstanding) on earnings per share, i.e. dilutive loss per share is the same as basic loss per share.

The following table provides a reconciliation of the numerator and denominator in the loss per share calculation:



                                                  SUCCESSOR (NOTE 2) PREDECESSOR (NOTE 2) SUCCESSOR (NOTE 2) PREDECESSOR (NOTE 2)
                                                  ------------------ -------------------  ------------------ --------------------
                                                  THREE MONTHS ENDED THREE MONTHS ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED
                                                   JUNE 30, 1999       JUNE 30, 1999       JUNE 30, 1999      JUNE 30, 1999
                                                     (UNAUDITED)        (UNAUDITED)          (UNAUDITED)       (UNAUDITED)
                                                  -------------------------------------------------------------------------------
Net loss attributable to common
  stockholders (in thousands)                          (67,410)            (70,165)           (130,949)          (105,582)
Basic weighted average number of common
  shares outstanding (in thousands)                       N/A               33,408               N/A               33,385
                                                   ----------------- -------------------  ------------------ --------------------
Loss per share-basic and diluted                          N/A              $ (2.10)              N/A              $ (3.16)
                                                   ================== ===================  ================== ====================





7.       COMMITMENTS AND CONTINGENCIES

PROGRAMMING, BROADCAST AND EXHIBITION RIGHTS

The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party content providers for its D-DTH and cable systems. The agreements have terms which range from one to seven years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At June 30, 2000, the Company had an aggregate minimum commitment in relation to these agreements of approximately $197,839,000 over the next seven years, approximating $32,365,000 for the remainder of 2000, $55,679,000 in 2001, $48,771,000 in 2002, $32,263,000 in 2003, $20,124,000 in 2004 and $8,637,000 in
2005 and thereafter.

PURCHASE COMMITMENTS

As of June 30, 2000, the Company had an aggregate minimum commitment toward the purchase of the D-DTH reception systems from Philips Electronics B.V. of approximately $20,000,000 through November 30, 2000.

LEASES

The Company leases transponders on the Astra satellites, D-DTH technical equipment, conduits and several offices and warehouses. At June 30, 2000 the Company had an aggregate minimum commitment in relation to those leases of approximately $170,040,000 over the next seven years, approximately $12,260,000 for the remainder of 2000, $22,990,000 in 2001, $22,850,000 in
2002, $22,782,000 in 2003, $22,507,000 in 2004 and $66,651,000 in 2005 and
thereafter.

LITIGATION AND CLAIMS

From time to time, the Company is subject to various claims and suits arising out of the ordinary course of business. While the ultimate result of all such matters not yet settled, is not presently determinable, based upon current knowledge and facts, management does not expect that their resolution will have a material adverse effect on the Company's consolidated financial position or results of operations.

ARBITRATION RELATING TO TELEWIZYJNA KORPORACJA PARTYCYPACYJNA  ("TKP")

On April 17, 1998, the Company signed a binding letter of intent with TKP, the parent company of Canal+ Polska, which provided for bringing together the Company's Wizja TV programming platform and the Canal+ Polska premium pay television channel and for the joint development and operation of a D-DTH service in Poland. The establishment of the joint venture was subject to the execution of definitive agreements, regulatory approvals and certain other closing conditions.

The definitive agreements were not agreed and executed by the parties by the date set forth in the letter of intent (the `Signature Date'). Therefore, the Company terminated the letter of intent on June 1, 1998. TKP and its shareholders informed the Company that they believe the Company did not have the right to terminate the letter of intent.

Under the terms of the letter of intent, TKP was obligated to pay the Company a $5 million break-up fee within 10 days of the Signature Date if the definitive agreements were not executed by the Signature Date, unless the failure to obtain such execution was caused by the Company's breach of any of its obligations under the letter of intent. If there was any such breach by the Company, the Company was obligated to pay TKP $10 million. However, if any breach of the letter of intent by TKP caused the definitive agreements not to be executed, TKP was obligated to pay the Company a total of $10 million (including the $5 million break-up fee).

The Company demanded monies from TKP as a result of the failure to execute the definitive agreements by the Signature Date. While the Company was waiting for the expiration of the 10-day period for payment of the break-up fee, TKP initiated arbitration proceedings before a three member arbitration tribunal in Geneva, Switzerland. In their claim, TKP and its shareholders alleged that the Company breached its obligation to negotiate in good faith and to use its best efforts to agree and execute the definitive agreements and claimed the Company is obligated to pay TKP $10 million pursuant to the letter of intent. The Company answered and brought counterclaims against TKP and its shareholders. The arbitration hearings were conducted in Geneva in June 1999. On June 26, 2000, the arbitration tribunal awarded TKP $10 million plus interest and costs and dismissed the Company's request for damages against TKP and its shareholders.

PCBV MINORITY STOCKHOLDER'S CLAIM

On or about July 8, 1999, certain minority shareholders ("the minority shareholders") of Poland Cablevision (Netherlands) B.V. ("PCBV"), a subsidiary of PCI, filed a lawsuit against the Company, @Entertainment, and certain other defendants, in United States District Court, Southern District of Ohio, Eastern Division, Civil Action No. C2-99-621. The relief sought by the minority shareholders included: (1) unspecified damages in excess of $75,000, (2) an order lifting the restrictions against transfer of shares set forth in the Shareholders' Agreement among PCBV's shareholders, as amended (the "Shareholders' Agreement") so that the minority shareholders could liquidate their shares in PCBV, (3) damages in the amount of 1.7 percent of the payment made by UPC for the shares of the Company as set forth in the Agreement and Plan of Merger between the Company and UPC dated June 2, 1999, and (4) attorneys' fees and costs incurred in prosecuting the lawsuit.

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

On or about March 31, 2000 the parties to the lawsuit reached a settlement. In accordance with the settlement, on June 2, 2000, Wizja TV B.V., an affiliate of PCI, purchased approximately 1.4% of the outstanding shares of PCBV for a price of approximately $2.2 million. The case has been dismissed and releases exchanged.

In addition to the Ohio lawsuit, other minority shareholders of PCBV (representing an additional approximately 6% of the shares of PCBV) have asserted similar claims against PCI but have not yet filed suit. The aforementioned settlement does not include the remaining minority shareholders.

8.      SEGMENT INFORMATION

The Company and its subsidiaries operate in four business segments: (1) cable television, (2) D-DTH television, (3) programming, and (4) corporate. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. During 1999 and in prior years, the Company presented its operations in three business segments: (1) cable television, (2) D-DTH television and programming, and (3) corporate. Due to the increasing size of the D-DTH segment, in January 2000, management decided to separate D-DTH operations into a distinct segments and present the Company's operations in four business segments. Certain amounts have been reclassified in the 1999 unaudited consolidated financial statements to conform to the presentation of unaudited consolidation financial statements for the six months ended June 30, 2000.

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

                              SELECTED SEGMENT DATA
                     (UNAUDITED IN THOUSANDS OF US DOLLARS)


                                                CABLE       D-DTH      PROGRAMMING    CORPORATE     TOTAL
                                                -----       -----      -----------    ---------     -----
THREE MONTHS ENDED JUNE 30, 2000
(Successor note 2)

Revenues from external customers               $ 17,177    $ 12,253      $    686      $     -   $   30,116
Intersegment revenues                                 -           -        13,316            -       13,316
Operating loss                                  (10,716)    (10,711)      (17,468)        (828)     (39,723)
EBITDA                                              381      (1,112)      (11,746)        (828)     (13,305)
Segment total assets                            497,374     376,803       291,495       14,119    1,179,791

THREE MONTHS ENDED JUNE 30, 1999 (RESTATED)
(Predecessor note 2)

Revenues from external customers               $ 15,481    $  5,406      $    169      $     -   $   21,056
Intersegment revenues                                 -           -         7,673            -        7,673
Operating loss                                   (6,116)    (29,853)      (15,742)      (3,100)     (54,811)
EBITDA                                              149     (23,982)      (14,589)      (3,095)     (41,517)
Segment total assets                            174,063      59,932        83,484       68,697      386,176

SIX MONTHS ENDED JUNE 30, 2000
(Successor note 2)

Revenues from external customers               $ 34,030    $ 21,638      $  1,122      $     -   $   56,790
Intersegment revenues                                 -           -        25,584            -       25,584
Operating loss                                  (21,173)    (23,705)      (37,519)      (1,144)     (83,541)
EBITDA                                            1,430      (5,350)      (26,013)      (1,144)     (31,077)
Segment total assets                            497,374     376,803       291,495       14,119    1,179,791

SIX MONTHS ENDED JUNE 30, 1999 (RESTATED)
(Predecessor note 2)

Revenues from external customers               $ 30,264    $  8,847      $    744      $     -     $ 39,855
Intersegment revenues                                 -           -        12,805            -       12,805
Operating loss                                  (10,380)    (40,367)      (23,546)      (4,761)     (79,054)
EBITDA                                            1,834     (32,448)      (20,988)      (4,753)     (56,355)
Segment total assets                            174,063      59,932        83,484       68,697      386,176


9.       JOINT VENTURE WITH MTV

On March 1, 2000, UPC Programming B.V., an affiliate of the Company, entered into joint a venture with MTV Networks B.V. for a 50% equity interest in MTV Polska for the purpose of producing MTV and VH1 programming for distribution in Poland. The Company has agreed to sell certain assets of its subsidiary, Ground Zero Media, to UPC Programming B.V., which will in turn contribute these assets to the joint venture. As a result of the joint venture, MTV Polska has licensed the right to distribute the MTV and VH1 programming in Poland to UPC Programming B.V. In turn, UPC Programming B.V. will sub licence those carriage rights to Polska Telewizja Kablowa and UPC Broadcast Centre Limited for distribution in Poland.

10.      BROADCASTING LICENSE

Subsequent to March 31, 2000, Polska Telewizja Cyfrowa Sp. z o.o., owned in part by a subsidiary of the Company, filed applications with the National Broadcast Council for broadcasting licences for Wizja Sport and Wizja Jeden . At the same time Polska Telewizja Cyfrowa Sp. z o.o. filed another application with the National Broadcast Council for a satellite platform license for Wizja Sport, Wizja Jeden and certain third part programming. The license has been approved by the National Broadcast Council but not yet issued. Upon issuance, Polska Telewizja Cyfrowa Sp. z o.o. will be a broadcaster under the Polish law.

11.      SUBSEQUENT EVENTS

On July 26, 2000 the Polish Ministry of Telecommunication issued a 15-year data transmission license to Polska Telewizja Kablowa Operator Sp. z o.o., owned by subsidiaries of the Company, authorizing that company to provide data transmission service to its customers throughout the territory of Poland, using its own networks and those leased from other licensed operators. This license will allow the PTK Operator Sp. z o.o. to provide broadband internet services to its customers.

As of June 30, 2000, about 76% of the Company's cable plant runs thorugh conduits leased from the Polish national telephone company ("TP S.A."). If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TP S.A. There is no guarantee that TP S.A. would give its approval to permit other uses of the conduits.

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

Until the limited launch of the Company's D-DTH business on July 1, 1998 and subsequent full-scale launch on September 18, 1998, the Company's revenues were derived entirely from its cable television business and programming related thereto. The Company's revenue has increased $9.0 million or 42.7% from $21.1 million in the three months ended June 30, 1999 to $30.1 million in the three months ended June 30, 2000 and $16.9 million or 42.4% from $39.9 million in the six months ended June 30, 1999 to $56.8 million in the six months ended June 30, 2000. This increase was due primarily to internal growth in subscribers through new network expansion, increases in cable subscription rates, further development of the Wizja TV programming package and advertising sales.

Prior to June 1997, the Company's expenses were primarily incurred in connection with its cable television business and programming related thereto. Since June 1997, the Company has been incurring, in addition to expenses related to its cable television and programming businesses, expenses in connection with the operation of its D-DTH business and Wizja TV.

The Company generated an operating loss of $39.7 million for the three months ended June 30, 2000 and $83.5 million for the six months ended June 30, 2000, primarily due to the significant costs associated with development of the Company's D-DTH and programming businesses, promotion of those businesses and the development, production and acquisition of programming for Wizja TV.

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

SEGMENT RESULTS OF OPERATIONS

The Company classifies its business into four segments: (1) cable television,
(2) D-DTH television, (3) programming, and (4) corporate. Information about the operations of the Company in these different business segments is set forth below based on the nature of the services offered. During 1999 and in the prior years, the Company presented its operations in three business segments: (1) cable television, (2) D-DTH television and programming, and (3) corporate. Due to the increasing size of the D-DTH segment, in January 2000, management decided to separate D-DTH operations into a distinct segment and present the Company's operations in four business segments. Certain amounts have been reclassified in the 1999 unaudited consolidated financial statements to conform to the presentation of unaudited consolidated financial statements for the six months ended June 30, 2000.

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

The following table presents the segment results of the Company's operations for the six months ended June 30, 2000 and 1999.

                          SEGMENT RESULTS OF OPERATIONS
                    (UNAUDITED, IN MILLIONS OF U.S. DOLLARS)


                                       THREE MONTHS ENDED        THREE MONTHS ENDED      SIX MONTHS ENDED       SIX MONTHS ENDED

                                         JUNE 30, 2000             JUNE 30, 1999           JUNE 30, 2000          JUNE 30, 1999
                                          (SUCCESSOR)              (PREDECESSOR)            (SUCCESSOR)           (PREDECESSOR)
                                     -----------------------  -----------------------  ---------------------  ---------------------
Revenues
Cable                                               17,177                   15,481                 34,030                 30,264
D-DTH                                               12,253                    5,406                 21,638                  8,847
Programming                                         14,002                    7,842                 26,706                 13,549
Corporate and Other                                      -
Intersegment elimination (1)                       (13,316)                  (7,673)               (25,584)               (12,805)
                                   ------------------------  -----------------------  ---------------------  ---------------------
TOTAL                                               30,116                   21,056                 56,790                 39,855


Operating loss
Cable                                              (10,716)                  (6,116)               (21,173)               (10,380)
D-DTH                                              (10,711)                 (29,853)               (23,705)               (40,367)
Programming                                        (17,468)                 (15,742)               (37,519)               (23,546)
Corporate and Other                                   (828)                  (3,100)                (1,144)                (4,761)
                                   ------------------------  -----------------------  ---------------------  ---------------------
TOTAL                                              (39,723)                 (54,811)               (83,541)               (79,054)


EBITDA
Cable                                                  381                      149                  1,430                  1,834
D-DTH                                               (1,112)                 (23,982)                (5,350)               (32,448)
Programming                                        (11,746)                 (14,589)               (26,013)               (20,988)
Corporate and Other                                   (828)                  (3,095)                (1,144)                (4,753)
                                   ------------------------  -----------------------  ---------------------  ---------------------
TOTAL                                               (13,305)                 (41,517)               (31,077)               (56,355)


(1) Comprised of Wizja TV programming costs charged to the cable segment and D-DTH segment by the programming segment in the six months ended June 30, 2000 and 1999.

The Company for six months ended June 30, 1999 prior to the Acquisition is herein referred to as "Predecessor" and the Company for the six months ended June 30, 2000 after the Acquisition is herein referred to as "Successor".

CABLE SEGMENT OVERVIEW

The Company operates the largest cable television system in Poland with approximately 1,793,300 homes passed and approximately 1,038,300 total subscribers as at June 30, 2000. The Company continues to realize subscriber growth mainly through a combination of new network build-out and acquisitions.

The Company's revenues in its cable segment have been and will continue to be derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges cable subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. Through its cable segment, the Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At June 30, 2000, approximately 71.7% of the Company's cable subscribers received its basic package. Currently, almost all of the Company's cable revenue is derived from monthly subscription fees.

During 1998 and 1999, management completed several strategic actions in support of its business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial 11 channels of primarily Polish-language programming, to its basic subscribers. Since that date, the basic Wizja TV package has been expanded to 25 channels. On September 18, 1999, the Company launched a proprietary premium channel called Wizja Sport. The Company is planning to launch internet services on certain of its cable networks in the coming months and has been investing in upgrading its networks to provide this service.

CABLE TELEVISION REVENUE. Revenue increased $1.7 million or 11.0% from $15.5 million in the three months ended June 30, 1999 to $17.2 million in the three months ended June 30, 2000 and increased $3.7 million or 12.2% from $30.3 million in the six months ended June 30, 1999 to $34.0 million in the six months ended June 30, 2000. This increase was primarily attributable to a 5.9% increase in the number of basic and intermediate subscribers from approximately 747,600 at June 30, 1999 to approximately 791,400 at June 30, 2000, as well as an increase in monthly subscription rates. The increase in basic and intermediate subscribers was primarily due to build-out of the Company's existing cable networks.

As of June 30, 2000, about 76% of the Company's cable plant runs through conduits leased from the Polish national telephone company ("TP S.A."). If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TP S.A. There is no guarantee that TP S.A. would give its approval to permit other uses of the conduits.

Revenue from monthly subscription fees represented almost all of the Company's cable television revenue for the three and six months ended June 30, 2000 and 1999. During the three and six months ended June 30, 2000, the Company generated approximately $1.2 million and $2.1 million, respectively, of premium subscription revenue as a result of providing the HBO Poland service pay movie channel and Wizja Sport to cable subscribers as compared to $0.5 million and $1.1 million for the same periods in 1999.

DIRECT OPERATING EXPENSES. Direct operating expenses decreased $2.2 million, or 21.0%, from $10.5 million for the three months ended June 30, 1999 to $8.3 million for the three months ended June 30, 2000, and decreased $0.7 million or 3.4% from $20.6 million in the six months ended June 30, 1999 to $19.9 in the six months ended June 30, 2000, principally as a result of restructuring of the programming agreements. Direct operating expenses decreased from 67.7% of revenues for the three months ended June 30, 1999 to 48.3% of revenues for the three months ended June 30, 2000 and decreased from 68.0% of revenues in the six months ended June 30, 1999 to 58.5% of revenues in the six months ended June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.7 million or 77.1% from $4.8 million for the three months ended June 30, 1999 to $8.5 million for the three months ended June 30, 2000 and increased $4.9 million or 62.8% from $7.8 million in the six months ended June 30, 1999 to $12.7 million in the six months ended June 30, 2000. This increase was attributable mainly due to the cost of providing programming guides to customers and increased selling and marketing activities compared to the previous year.

As a percentage of revenue, selling, general and administrative expenses increased from 31.0% for the three months ended June 30, 1999 to approximately 49.4% for the three months ended June 30, 2000 and increased from 25.7% of revenue for the six months ended June 30, 1999 to 37.4% for the six months ended June 30, 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $4.8 million, or 76.2%, from $6.3 million for the three months ended June 30, 1999 to $11.1 million for the three months ended June 30, 2000 and increased $10.4 million or 85.2% from $12.2 million in the six months ended June 30, 1999 to $22.6 in the six months ended June 30, 2000, principally as a result of depreciation and amortization of additional goodwill pushed down as a result of the Acquisition and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 40.6% for the three months ended June 30, 1999 to 64.5% for the three months ended June 30, 2000 and increased from 40.3% in the six months ended June 30, 1999 to 66.5% in the six months ended June 30, 2000.

Each of these factors contributed to an operating loss of $6.1 million, $10.7 million, for the three months ended June 30, 1999 and 2000, respectively, and $10.4 million and $21.2 million for the six months ended June 30, 1999 and 2000, respectively.

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

As of June 30, 2000, the Company had approximately 378,200 D-DTH subscribers as compared to 146,095 at June 30, 1999. The number of Philips Electronics B.V. authorized electronics retailers distributing the Wizja TV package increased from 1,152 as of June 30, 1999 to 1,339 as of June 30, 2000.

At June 30, 2000 approximately 59.7% of D-DTH subscribers received premium service as compared to approximately 55.2% at June 30, 1999. The Company currently provides two premium channels (1) HBO Poland Service, a Polish-language version of HBO's premium movie channel and (2) Wizja Sport, the Company's proprietary sport channel.

D-DTH REVENUE. Revenue increased $6.9 million or 127.8% from $5.4 million for the three months ended June 30, 1999 to $12.3 million for three months ended June 30, 2000 and increased $12.8 million or 145.5% from $8.8 million in the six months ended

June 30, 1999 to $21.6 in the six months ended June 30, 2000. This increase was primarily due to an increased number of D-DTH subscribers from 146,095 at June 30, 1999 to 378,200 at June 30, 2000.

During the three and six months ended June 30, 2000 the Company generated approximately $2.9 million and $5.1 million of premium subscription revenue, respectively, as a result of providing the HBO Poland service pay movie channel and Wizja Sport to its subscribers, as compared to $1.1 million and $1.7 million for the three and six months ended June 30, 1999, respectively.

DIRECT OPERATING EXPENSES. Direct operating expenses decreased $13.4 million, or 59.3%, from $22.6 million for the three months ended June 30, 1999 to $9.2 million for the three months ended June 30, 2000 and decreased $7.4 million or 29.6% from $25.0 million in the six months ended June 30, 1999 to $17.6 million in the six months ended June 30, 2000. These decreases principally resulted from the Company switching its policy from selling to leasing its D-DTH reception systems. Between April 1, 1999 and November 8, 1999 the Company was selling its reception systems to customers. Beginning November 8, 1999 the Company returned to leasing its reception systems. As the reception systems were sold on a promotional basis the Company recognized a loss of $22.2 million in the three and six months ended June 30, 1999. Direct operating expenses amounted to 74.8% and 81.5% of revenues for the three and six months ended June 30, 2000, respectively, compared to 418.5% and 280.9% of revenues for the three and six months ended June 30, 1999, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $2.7 million or 39.3% from $6.8 million for the three months ended June 30, 1999 to $4.1 million for the three months ended June 30, 2000 and decreased $6.9 million or 42.3% from $16.3 million in the six months ended June 30, 1999 to $9.4 million in the six months ended June 30, 2000. The decrease in selling, general and administrative expenses over the corresponding 1999 period was attributable mainly to sales and marketing expenses associated with aggressive promotion of the Company's D-DTH service during the six months ended June 30, 1999 as compared to the six months ended June 30, 2000. As a percentage of revenue, selling, general and administrative expenses amounted to approximately 125.9% and 33.3% for the three months ended June 30, 1999 and 2000, respectively and 183.1% and 43.5% for the six months ended June 30, 1999 and 2000, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $3.7 million or 62.7% from $5.9 million for the three months ended June 30, 1999 to $9.6 million for the three months ended June 30, 2000 and increased $10.5 million or 132.9% from $7.9 million in the six months ended June 30, 1999 to $18.4 million in the six months ended June 30, 2000, principally as a result of additional goodwill pushed down as a result of the Acquisition and continued growth in D-DTH subscribers' base. Depreciation and amortization expense as a percentage of revenues amounted to 109.3% and 78.0% for the three months ended June 30, 1999 and 2000, respectively and 88.8% and 85.2% for the six months ended June 30, 1999 and 2000, respectively.

Each of these factors contributed to an operating loss of $10.7 million and $23.7 million for the three and six months ended June 30, 2000, respectively, compared to an operating loss of $29.9 million and $40.4 million for the three and six months ended June 30, 1999.

PROGRAMMING SEGMENT OVERVIEW

The principal objectives of the Company for the programming segment is to develop, acquire and distribute high-quality Polish-language programming that can be commercially exploited throughout Poland through its D-DTH and cable television systems, and to develop and maximize advertising sales.

The Company, both directly and through other joint ventures, produces television programming for distribution. The Company has developed a multi-channel, primarily Polish-language programming platform under the brand name Wizja TV. Wizja TV's current channel line-up includes three channels, Wizja Jeden, Wizja Pogoda and Wizja Sport, that are owned and operated by the Company, two channels, MTV Polska and VHI, that are operated as a joint venture with MTV Networks B.V. and 20 channels that are produced by third parties, 11 of which are broadcast under exclusive agreements for pay television in Poland.

PROGRAMMING REVENUE. Revenue increased $6.2 million or 79.5% from $7.8 million for the three months ended June 30, 1999 to $14.0 million for three months ended June 30, 2000 and increased $13.2 million or 97.8% from $13.5 million in the six months ended June 30, 1999 to $26.7 in the six months ended June 30, 2000.

The programming segment generates most of its revenue from the cable and D-DTH segments through providing its Wizja TV programming package. The intersegment revenue represented $7.7 million or 98.7% and $12.8 million or 94.8% for the three and six months ended June 30, 1999, respectively, and $13.3 million or 95.0% and $25.6 million or 95.9% for the three and six months ended June 30, 2000, respectively.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $6.2 million, or 39.7%, from $15.6 million for the three months ended June 30, 1999 to $21.8 million for the three months ended June 30, 2000 and increased $19.8 million or 75.6% from $26.2 million in the six months ended June 30, 1999 to $46.0 million in the six months ended June 30, 2000. These increases principally were the result of a $16.8 million increase in programming costs and maintenance expenses associated with the satellite up-link and studio facility located in Maidstone, United Kingdom, and costs associated with the lease of three transponders on the Astra satellites which provide the capability to deliver the Company's Polish-language programming platform to cable and D-DTH customers in Poland. Direct operating expenses amounted to 155.7% of revenues and 172.3% of revenue for the three and six months ended June 30, 2000, respectively, compared to 200.0% revenues and 194.1% of revenue for the three and six months ended June 30, 1999, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $2.9 million or 42.0% from $6.9 million for the three months ended June 30, 1999 to $4.0 million for the three months ended June 30, 2000 and decreased $1.7 million or 20.2% from $8.4 million in the six months ended June 30, 1999 to $6.7 in the six months ended June 30, 2000. The decrease in selling, general and administrative expenses over the corresponding 1999 period was attributable mainly to decrease in professional fees associated with obtaining long-term programming contracts and broadcast/exhibition rights. As a percentage of revenue, selling, general and administrative expenses amounted to approximately 88.5% and 28.6% for the three months ended June 30, 1999 and 2000 and 62.2% and 25.1% for the six months ended June 30, 1999 and 2000, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization charges increased $4.5 million or 375.0% from $1.2 million for the three months ended June 30, 1999 to $5.7 million for the three months ended June 30, 2000 and increased $8.9 million or 342.3% from $2.6 million for the six months ended June 30, 1999 to $11.5 million for the six months ended June 30, 2000, principally as a result of amortization of additional goodwill pushed down as a result of the Acquisition. Depreciation and amortization expense as a percentage of revenues amounted to 15.4% and 40.7% respectively for the three months ended June 30, 1999 and 2000 and 19.3% and 43.1% and for the six months ended June 30, 1999 and 2000, respectively.

Each of these factors contributed to an operating loss of $17.5 million and $37.5 million for the three and six months ended June 30, 2000, respectively, compared to an operating loss of $15.7 million and $23.5 million for the three and six months ended June 30, 1999.

CORPORATE SEGMENT OVERVIEW

The Company's corporate segment consists of corporate overhead costs. The Company continues to evaluate opportunities for improving its operations and reducing its cost structure. Corporate expenses amounted to $0.8 million and $1.1 million for the three and six months ended June 30, 2000, respectively as compared to $3.1 million and $4.8 million for the corresponding periods in 1999. This reduction was primarily due to reduced activities of @Entertainment as a corporate office as a result of the Acquisition.

NON-OPERATING RESULT

INTEREST EXPENSE. Interest expense increased $5.7 million, or 45.6%, from $12.5 million for the three months ended June 30, 1999 to $18.2 million for the three months ended June 30, 2000 and increased $10.1 million or 41.4% from $24.4 million in the six months ended June 30, 1999 to $34.5 in the six months ended June 30, 2000. Interest expense increased mainly as a result of the additional financing from UPC for the six months ended June 30, 2000.

INTEREST AND INVESTMENT INCOME. Interest and investment income decreased $0.6 million, or 66.7%, from $0.9 million for the three months ended June 30, 1999 to $0.3 million for the three months ended June 30, 2000 and decreased $1.8 million or 75.0% from $2.4 million in the six months ended June 30, 1999 to $0.6 in the six months ended June 30, 2000, primarily due to the reduction in the level of cash used to fund the Company's operations.

EQUITY IN PROFITS OF AFFILIATED COMPANIES. The Company recorded $0.2 million of equity in profits of affiliated companies for the three months ended June 30, 2000 compared to $1.6 million of equity in losses of affiliated companies for the three months ended June 30, 1999 and $0.0 million of equity in losses of affiliated companies for the six months ended June 30, 2000 compared to $0.5 million of equity in losses of affiliated companies for the six months ended June 30, 1999.

FOREIGN EXCHANGE LOSS, NET. For the three months ended June 30, 2000, foreign exchange loss amounted to $7.2 million, as compared to $1.0 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, foreign exchange loss amounted to $9.6 million, as compared to $2.0 million for the six months ended June 30, 1999. Increase in foreign exchange loss primarily due to fluctuation of the Polish currency during the three months ended June 30, 2000.

NET LOSS. For the three months ended June 30, 1999 and 2000, the Company had net losses of $68.9 million and $67.4 million, respectively. For the six months ended June 30, 199 and 2000, the Company had net losses of $103.6 million and $130.9 million, respectively. These losses were the result of the factors in the four segments discussed above.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from a loss of $70.2 million for the three months ended June 30, 1999 to a loss of $67.4 million for the three months ended June 30, 2000 and increased from a loss of $105.6 million for the six months ended June 30, 1999 to a loss of $130.9 million for the six months ended June 30, 2000 due to the factors in the four segments discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has met its cash requirements in recent years primarily with (i) capital contributions and loans from certain of the Company's principal stockholders, (ii) borrowings under available credit facilities, (iii) cash flows from operations, (iv) the sale of approximately $200 million of common stock through the Company's initial public equity offering in August 1997, (v) the sale of $252 million aggregate principal amount at the maturity of the 14 1/2% Senior Discount Notes in July 1998 with gross proceeds of approximately $125 million, ("@Entertainment Notes"), (vi) the sale of $36,001,321 principal amount at maturity of its Series C Senior Discount Notes in January 1999 with gross proceeds of $9.8 million, ("Series C Notes"), (vii) the sale of its 14 1/2% Senior Discount Notes and Warrants in January 1999 with gross proceeds of $96.1 million, ("Discount Notes") and (viii) the sale of the Series A 12% Cumulative Preference Shares, the Series B 12% Cumulative Preference Shares and Warrants in January 1999 with gross proceeds of $48.2 million.

Since the acquisition of all of the outstanding stock of the Company by UPC on August 6, 1999, the Company has met its capital requirements primarily through capital contributions and loans from UPC.

Pursuant to the indentures governing the 9 7/8% Senior Notes due 2003 ("PCI Notes"), the @Entertainment Notes, the Series C Notes, and the Discount Notes, the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters:

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

In accordance with the terms of the indentures governing the @Entertainment Notes, Series C Notes, Discount Notes and the PCI Notes, @Entertainment was required to offer to repurchase the @Entertainment Notes, Series C Notes, Discount Notes at 101% of their accreted value on the Expiration Date plus accrued and unpaid interest and PCI was required to offer to repurchase the PCI Notes at the purchase price 101% of principal. As of August 5, 1999, @Entertainment had $376,943,000 aggregate principal amount at maturity of @Entertainment Notes, Series C Notes, Discount Notes outstanding and PCI had $129,668,000 aggregate principal amount at maturity of PCI Notes outstanding. Pursuant to the Offers, @Entertainment purchased $49,139,000 aggregate principal amount of @Entertainment Notes, Series C Notes, Discount Notes for an aggregate price of $26,455,014 and PCI purchased $113,237,000 aggregate principal amount of PCI Notes for an aggregate price of $114,369,370.

UPC financed the repurchase of the @Entertainment Notes, Series C Notes, Discount Notes and PCI Notes and the Company's operating activities by making loans of $217.3 million to @Entertainment in the fourth quarter of 1999.

In the first six months of 2000, UPC made a capital contribution of $11.9 million and additional loans of $57.6 million. On June 30, 2000, the Company had, on a consolidated basis, approximately $625.0 million aggregate principal amount of indebtedness outstanding, of which $290.7 million was owed to UPC. All of the loans from UPC to @Entertainment bear interest at 9.75% per annum payable at maturity, and mature in 2029. Loans from UPC with an aggregate principal amount of $150 million have been subordinated to the @Entertainment Notes, the Series C Notes and the Discount Notes.

The Company had negative cash flows from operating activities of $34.3 million for the six months ended June 30, 2000 and $71.1 million for the six months ended June 30, 1999, primarily due to the significant operating costs associated with the development and launch of its D-DTH service and the Wizja TV programming platform and due to the operating loss for the respective quarters.

Cash used for the purchase and build-out of the Company's cable television networks, purchase of D-DTH equipment including set top decoders, and the purchase of other property, plant, and equipment was $51.0 million in six months ended June 30, 2000 and, $20.3 million in six months ended June 30, 1999. The six month over six month increase primarily relates to the Company's capital expenditures associated with the expansion of its existing cable networks and the development of its D-DTH service.

On June 30, 2000, the Company was committed to pay at least $387.9 million in guaranteed payments (including but not limited to payments for D-DTH reception systems and payments of guaranteed minimum amounts due under programming agreements and satellite transponder leases) over the next eight years of which at least approximately $47.1 million was committed through the end of 2000.

As of June 30, 2000, the Company has negative working capital and significant commitments under non-cancelable operating leases and contracts for programming rights.

The Company's cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan for its D-DTH and programming businesses. UPC and the Company are evaluating various alternatives to meet the Company's capital needs. Future sources of financing for the Company could include public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, UPC, and United GlobalCom, Inc., UPC's parent. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancings that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is also dependent on its parent, UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support the Company and its subsidiaries as a going concern, and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2001.

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

CURRENT OR  ACCUMULATED EARNINGS AND PROFITS

For the six months ended June 30, 2000, the Company had no current or accumulated earnings and profits. Therefore, none of the interest which accreted during the six months ended June 30, 2000 with respect to the Company's 14 1/2% Senior Discount Notes due 2008, 14 1/2% Series B Discount Notes due 2008, 14 1/2% Senior Discount Notes due 2009, 14 1/2% Series B Discount Notes due 2009 and its Series C
Senior Discount Notes will be deemed to be a `Dividend Equivalent Portion' as such term is defined in Section 163(e)(5)(B) of the Internal Revenue Code, as amended.

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

On December 3, 1999 the SEC Staff Accounting Bulletin No. 101 ("SAB 101") was released and provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. On March 24 and June 26, 2000, the staff issued the Staff Accounting Bulletin No. 101A and No. 101B, respectively, to delay the implementation date of SAB 101, which now will be implemented in the Company in the fourth quarter of 2000, instead of the Company's first quarter of 2000, as originally provided in SAB 101. The Company is currently assessing the effect of this new guidance.

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

FOREIGN EXCHANGE AND OTHER INTERNATIONAL MARKET RISKS

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically affect economic and financing growth, inflation, interest rates, governmental actions and other factors. These changes, if material, can cause the Company to adjust its financing and operating strategies. The discussion of changes in currency exchange rates below does not incorporate these other important economic factors.

International operations constitute 100% of the Company's consolidated operating loss for the six months ended June 30, 2000. Some of the Company's operating and financing expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

The Company estimates that a further 10% change in foreign exchange rates would impact reported operating loss by approximately $5.1 million. In other terms a 10% depreciation of the Polish zloty and British pound against the U.S. dollar, would result in a $5.1 million increase in the reported operating loss. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 approximately 11.8% in 1998 and approximately 7.3% in 1999. The rate of inflation for the six months ended June 30, 2000 was approximately 6.4%. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991 and the zloty has depreciated against the U.S. dollar by approximately 17.4% for the year ended December 31, 1999 and 5.8% in the first six months of 2000. The Polish zloty was released to float freely against the U.S. dollar in April 2000. Inflation and currency exchange fluctuations may have, a material adverse effect on the business, financial condition and results of operations of the Company.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which the Company is currently involved, and which has not been settled, individually and in the aggregate, is not material to the Company's business, financial condition or results of operations. See also Note 6 to the unaudited consolidated financial statements, for a description of the Company's arbitration relating to TKP and PCBV minority stockholders' claim.

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

                                           @ ENTERTAINMENT, Inc.

                                           By: /s/ Nimrod J. Kovacs
                                           -------------------------
                                           Nimrod J. Kovacs
                                           Chief Executive Officer


                                           By: /s/ Simon Boyd
                                           ------------------------
                                           Simon Boyd
                                           Chief Financial Officer,
                                          (Principal Financial and
                                           Principal Accounting Officer)

DATE:  August 14, 2000