Form 10-Q
period 2000-09-30
ENTERTAINMENT INC
filed 2000-11-14
CIK 1041454

==============================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

The number of shares outstanding of @ Entertainment, Inc.'s common stock as of September 30, 2000, was:

           Common Stock                                1,000

                              @ ENTERTAINMENT, INC.

                                 FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000




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


                              @ ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                                                               September 30,      December 31,
                                                                                  2000                1999
                                                                              ------------       ------------
                                                                               (unaudited)
                                                                                       (in thousands)

Current assets:
      Cash and cash equivalents                                                $    17,326         $    35,520
      Trade accounts receivable, net of allowance for doubtful accounts
             of $6,538 in 2000 and $3,090 in 1999                                   14,456              12,808
      Programming and broadcast rights                                              17,105               7,200
      VAT recoverable                                                                  990               9,623
      Prepayments                                                                    6,530               1,883
      Other current assets                                                           1,111               1,162
                                                                               -----------         -----------
             Total current assets                                                   57,518              68,196
                                                                               -----------         -----------
Property, plant and equipment:
      Cable television systems assets                                              124,803             123,845
      D-DTH, transmission and production equipment                                 136,697              82,327
      Construction in progress                                                      10,782               7,400
      Vehicles                                                                       1,700               1,943
      Other                                                                         17,423              15,871
                                                                               -----------         -----------
                                                                                   291,405             231,386
      Less accumulated depreciation                                                (43,732)            (12,602)
                                                                               -----------         -----------
             Net property, plant and equipment                                     247,673             218,784

Inventories for construction                                                         7,746               5,511
Intangibles, net of accumulated amortization of $70,751
  in 2000 and $26,110 in 1999                                                      819,878             906,987
Investments in affiliated companies                                                 14,421              19,393
                                                                               -----------         -----------


             Total assets                                                      $ 1,147,236         $ 1,218,871
                                                                               ===========         ===========




     See accompanying notes to unaudited consolidated financial statements.

                              @ ENTERTAINMENT, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY



                                                                                September 30,     December 31,
                                                                                   2000                1999
                                                                               -----------         -----------
                                                                                (unaudited)
                                                                                         (in thousands)

Current liabilities:
    Accounts payable and accrued expenses                                      $    82,651         $    72,963
    Accrued interest                                                                   591                 243
    Deferred revenue                                                                 6,903               4,009
                                                                               -----------         -----------
       Total current liabilities                                                    90,145              77,215
                                                                               -----------         -----------

Long-term liabilities:
    Notes payable and accrued interest to UPC                                      337,702             220,149
    Notes payable                                                                  345,098             314,547
                                                                               -----------         -----------
       Total liabilities                                                           772,945             611,911
                                                                               -----------         -----------

Commitments and contingencies (note 7)                                                --                  --

Stockholder's equity:
    Common stock, $.01 par value; 1,000 shares authorized,  issued
        and outstanding as of September 30, 2000 and December 31, 1999                --                  --

    Paid-in capital                                                                847,236             812,549
    Accumulated other comprehensive loss                                          (134,092)            (61,412)
    Accumulated deficit                                                           (338,853)           (144,177)
                                                                               -----------         -----------
          Total stockholder's equity                                               374,291             606,960
                                                                               -----------         -----------

          Total liabilities and stockholder's equity                           $ 1,147,236         $ 1,218,871
                                                                               ===========         ===========



     See accompanying notes to unaudited consolidated financial statements.

                              @ ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                       Successor      Successor    |  Predecessor    Successor      Predecessor
                                                        (note 2)       (note 2)    |   (note 2)      (note 2)        (note 2)
                                                       ---------      ---------    |  ---------      ---------      ---------
                                                                                   |
                                                        Three months   Two months  |  One month     Nine months     Seven months
                                                          ended           ended    |    ended         ended           ended
                                                       September 30,  September 30,|   July 31,     September 30,   July 31,
                                                           2000            1999    |     1999         2000             1999
                                                       ---------      ---------    |  ---------      ---------      ---------
                                                                         (in thousands, except per share data)

Revenues                                               $  31,843      $  14,742    |  $   7,085      $  88,633      $  46,940
                                                                                   |
Operating expenses:                                                                |
      Direct operating expenses                           29,148         18,277    |     11,777         87,035         70,778
      Selling, general and administrative expenses        14,051         13,018    |     13,825         44,031         51,034
      Depreciation and amortization                       27,817         20,942    |      1,228         80,281         23,927
                                                       ---------      ---------    |  ---------      ---------      ---------
Total operating expenses                                  71,016         52,237    |     26,830        211,347        145,739
                                                       ---------      ---------    |  ---------      ---------      ---------
                                                                                   |
      Operating loss                                     (39,173)       (37,495)   |    (19,745)      (122,714)       (98,799)
                                                                                   |
Interest and investment income, net                          325            323    |        410            965          2,823
Interest expense                                         (18,550)        (9,490)   |     (4,441)       (53,087)       (28,818)
Equity in (losses)/profits of affiliated companies          (625)           577    |       (474)          (587)        (1,004)
Foreign exchange loss, net                                (3,839)        (2,355)   |       (199)       (13,456)        (2,188)
Non-operating expense/(income)                               296           --      |       --               98           --
Impairment of D-DTH equipment                             (2,117)          --      |       --           (5,811)          --
                                                       ---------      ---------    |  ---------      ---------      ---------
                                                                                   |
                                                                                   |
                                                                                   |
      Loss before income taxes                           (63,683)       (48,440)   |    (24,449)      (194,592)      (127,986)
                                                                                   |
Income tax expense                                           (44)            (3)   |         (3)           (84)           (30)
                                                       ---------      ---------    |  ---------      ---------      ---------
                                                                                   |
      Net loss                                           (63,727)       (48,443)   |    (24,452)      (194,676)      (128,016)
                                                                                   |
      Accretion of redeemable preferred stock               --             --      |       (418)          --           (2,436)
                                                       =========      =========    |  =========      =========      =========
                                                                                   |
Net loss applicable to holders of common stock         $ (63,727)     $ (48,443)   |  $ (24,870)     $(194,676)     $(130,452)
                                                       =========      =========    |  =========      =========      =========
                                                                                   |
Basic and diluted loss per common share                $     N/A      $     N/A    |  $   (0.73)     $     N/A        $ (3.90)
                                                       =========      =========    |  =========      =========      =========



     See accompanying notes to unaudited consolidated financial statements.

                              @ ENTERTAINMENT, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)




                                            Successor         Successor      |  Predecessor        Successor        Predecessor
                                            (note 2)          (note 2)       |   (note 2)          (note 2)            (note 2)
                                            ---------         ---------      |   ---------         ---------         ---------
                                            Three months      Two months     |   One month       Nine months      Seven months
                                               ended            ended        |     ended            ended            ended
                                           September 30,     September 30,   | July 31, 1999    September 30,    July 31, 1999
                                                2000             1999        |                       2000
                                            ---------         ---------      |   ---------         ---------         ---------
                                                   (in thousands)            |                        (in thousands)
                                                                             |
                                                                             |
Net loss                                    $ (63,727)        $ (48,443)     |   $ (24,452)        $(194,676)        $(128,016)
Other comprehensive income / (loss):                                         |
Translation adjustment                        (29,116)          (53,681)     |       2,136           (72,680)          (23,819)
                                            ---------         ---------      |   ---------         ---------         ---------
Comprehensive loss                          $ (92,843)        $(102,124)     |   $ (22,316)        $(267,356)        $(151,835)
                                            =========         =========      |   =========         =========         =========



      See accompanying notes to unaudited consolidated financial statements

                              @ ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                            Successor          Successor      |   Predecessor
                                                                            (note 2)            (note 2)      |     (note 2)
                                                                          ---------           ---------       |   ---------
                                                                      Nine months ended     Two months ended  |Seven months ended
                                                                      September 30, 2000   September 30, 1999 |   July 31, 1999
                                                                      ------------------   ------------------ | -------------------
                                                                                           (in thousands)     |
                                                                                                              |
Cash flows from operating activities:                                                                         |
    Net loss                                                              $(194,676)          $ (48,443)      |   $(128,016)
    Adjustments to reconcile net loss to                                                                      |
      net cash used in operating activities:                                                                  |
      Depreciation and amortization                                          80,281              20,942       |      23,927
      Amortization of notes payable discount and issue costs                 31,343               6,892       |      19,209
      Equity in (profits)/losses of affiliated companies                       (587)               (577)      |       1,004
      Impairment of D-DTH equipment                                           5,811                --         |        --
      Unrealized foreign exchange losses                                     12,583                --         |        --
      Other                                                                    --                  (269)      |         619
      Changes in operating assets and liabilities:                                                            |
        Accounts receivable                                                  (2,767)                285       |      (2,651)
        Other current assets                                                  4,143              (3,429)      |       6,985
        Programming and broadcast rights                                     (9,905)             (3,191)      |      (3,378)
        Accounts payable                                                    (13,865)             (6,192)      |         488
        Deferred revenue                                                      3,244                (504)      |       1,103
        Interest payable to UPC                                              20,533                --         |        --
        Other                                                                  --                  (260)      |       3,468
                                                                          ---------           ---------       |   ---------
             Net cash used in operating activities                          (63,862)            (34,746)      |     (77,242)
                                                                          ---------           ---------       |   ---------
Cash flows from investing activities:                                                                         |
        Construction and purchase of property, plant and equipment          (80,542)             (3,716)      |     (24,034)
        Other investments                                                       --                 (237)      |      (1,753)
        Purchase of intangibles                                              (3,506)               (145)      |        --
        Purchase of subsidiaries, net of cash received                         --                  --         |      (6,860)
                                                                           ---------           ---------      |   ---------
             Net cash used in investing activities                          (84,048)             (4,098)      |     (32,647)
                                                                          ---------           ---------       |   ---------
Cash flows from financing activities:                                                                         |
        Proceeds from issuance of notes and warrants                           --                  --         |     109,755
        Proceeds from issuance of preferred stock and warrants                 --                  --         |      48,295
        Costs to obtain loans                                                  --                  --         |      (5,156)
        Proceeds from loans from UPC                                         96,411                --         |        --
        Capital increase from UPC                                            34,687                --         |        --
        Repayment of notes payable                                             (840)               --         |        --
        Proceeds from issuance of common stock                                 --                   146       |       6,447
                                                                          ---------           ---------       |   ---------
             Net cash provided by financing activities                      130,258                 146       |     159,341
                                                                          ---------           ---------       |   ---------
             Net increase/(decrease) in cash and cash equivalents           (17,652)            (38,698)      |      49,452
             Effect of exchange rates on cash and cash equivalents             (542)               --         |        --
                                                                                                              |
Cash and cash equivalents at beginning of period                             35,520              62,507       |      13,055
                                                                          ---------           ---------       |   ---------
Cash and cash equivalents at end of period                                $  17,326           $  23,809       |   $  62,507
                                                                          =========           =========       |   =========
Supplemental cash flow information:                                                                           |
        Cash paid for interest                                            $   1,218           $     365       |   $   7,304
                                                                          =========           =========       |   =========
        Cash paid for income taxes                                        $      97           $      53       |   $      47
                                                                          =========           =========       |   =========


     See accompanying notes to unaudited consolidated financial statements.

                               @ENTERTAINMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2000 AND 1999

1.   BASIS OF PRESENTATION

The information furnished by @Entertainment, Inc. and its subsidiaries("@Entertainment" or the "Company") has been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments which are solely of a recurring nature and are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of September 30, 2000. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the SEC (the "1999 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

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

The tender offer, initiated pursuant to the Merger Agreement, closed at 12:00 midnight on August 5, 1999. On August 6, 1999, Bison reported that it had accepted for payment a total of 33,701,073 shares of the Company's common stock (including 31,208 shares tendered pursuant to notices of guaranteed delivery)representing approximately 99% of the Company's outstanding shares of common stock (the `Acquisition'). In addition, UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of the Company and acquired all of the outstanding warrants and stock options.

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

The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments `pushed-down' to the consolidated financial statements of @Entertainment. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The Company restated some of its assets and liabilities on August 5, 1999. At that date, the notes of the Company and PCI were restated to reflect the market value and as a result were increased by $61.9 million and deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all outstanding shares, warrants and options totalled $812.5 million. At that time the Company had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million, which was realized on previous transactions. As a result of the above considerations, UPC realized goodwill of approximately $979.3 million. During the nine months period ended September 30, 2000 this figure increased by $12.3 million to $991.6 million mainly due to the results of an arbitration between the Company and Telewizyjna Korporacja Partycypacyjna ("TKP"). See Note 7 Commitments and Contingencies for a discussion of this arbitration. As a result of the Acquisition, UPC pushed down its basis to the Company establishing a new basis of accounting as of the Acquisition date. @Entertainment allocated goodwill between the business segments based on the investment model used for the acquisition.

The following pro forma condensed consolidated results for the nine months ended September 30, 1999, give effect to the Acquisition as if it had occurred at the beginning of the period presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon the assumptions that goodwill and the amortization thereon would be pushed down as if the transactions had occurred at the beginning of the period presented. Additionally, interest expense related to the deferred financing costs was removed for each of the periods presented. There was no tax effect from these adjustments because of the significant net losses.



                                            Nine months ended              Nine months ended September 30, 1999
                                          September 30, 2000                           (unaudited)
                                            (unaudited)
                                             ---------                     ---------                     ---------

                                             Historical                    Historical                    Pro Forma
Service and other revenue                    $  88,633                     $  61,682                     $  61,682
                                             =========                     =========                     =========

Net loss                                     $(194,676)                    $(176,459)                    $(205,033)
                                             ---------                     ---------                     ---------


3.   FINANCIAL POSITION AND BASIS OF ACCOUNTING

   These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Pay television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks, acquisition of programming rights, acquisition of reception systems for digital direct-to-home satellite broadcast ("D-DTH") business and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception. The Company expects to experience substantial operating losses and negative cash flows for at least the next year in association with the expansion of the D-DTH and programming businesses. As of September 30, 2000, the Company has negative working capital and significant commitments under non-cancelable operating leases and contracts for programming rights. Additionally, the Company is currently and is expected to continue to be highly leveraged. The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company as well as its ability to obtain additional third party financing to support the planned expansion, as well as obtaining additional financing from its parent, UPC. The Company's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan for its D-DTH, cable and programming business.

     Management of the Company believes that significant opportunities exist for pay television providers capable of delivering high quality, Polish and other languages programming on a multi-channel basis and other services (i.e. data and voice). As such, the Company has focused its financial and business efforts toward its position in the cable, D-DTH and programming markets. The Company's business strategy is designed to increase its market share and subscriber base and to maximize revenue per subscriber. To accomplish its objectives and to capitalize on its competitive advantages, the Company intends to (i) develop and control the content of programming on its cable and D-DTH systems; (ii) increase its distribution capabilities through internal growth and through acquisitions;
(iii) implement additional revenue generating services over its cable and DTH systems; (iv) control its management of subscribers by using advanced integrated management information systems;(v) establish Wizja TV as the leading brand name in the Polish pay television industry. If the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is also dependent on its parent, UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support @ Entertainment and its subsidiaries as a going concern, and accordingly enable @ Entertainment and its subsidiaries to meet their financial obligations if and when needed.

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

4.   CAPITAL CONTRIBUTIONS

During the period of nine months ended September 30, 2000, UPC made a capital contribution of $34.7 million and additional loans of $96.4 million to the Company to fund the Company's activities. On September 30, 2000, the Company had, on a consolidated basis, approximately $682.8 million aggregate principal amount of indebtedness outstanding, of which approximately $337.7 million was owed to UPC. All of the loans from UPC to @Entertainment bear interest at 9.75% per annum and mature in 2029. Loans from UPC with an aggregate principal amount of $150.0 million have been subordinated to the Company's Senior Discount Notes due 2008, Series C Senior Discount Notes and Senior Discount Notes due 2009.

5.   RECLASSIFICATIONS

Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statements to conform to the unaudited consolidated financial statement presentation for the three and nine months ended September 30, 2000.

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

The following table provides a reconciliation of the numerator and denominator in the loss per share calculation:



                                                     Successor       Successor   |      Predecessor     Successor    Predecessor
                                                      (note 2)       (note 2)    |        (note 2)       (note 2)      (note 2)
                                                      -------------------------- | --------------------------------------------
                                                      Threes        Two months   |       One month      Nine months     Seven
                                                       months          ended     |         ended          ended         months
                                                    September       September    |         July         September    ended July
                                                       30, 2000      30, 1999    |       31,  1999      30, 2000      31, 1999
                                                    (unaudited)    (unaudited)   |      (unaudited)    (unaudited)   (unaudited)
                                                    ---------------------------- | ---------------------------------------------
                                                                                 |
                                                                                 |
                                                                                 |
Net loss attributable to common                                                  |
   stockholders (in thousands)                       $ (63.727)       $(48.443)  |       (24.870)       $(194.676)   $   (130.452)
                                                                                 |
Basic weighted average number of common shares                                   |
outstanding (in thousands)                              N/A              N/A     |   $    33.889            N/A       $   33.459
                                                     ---------        --------   |   -----------        ---------     -----------
Loss per share-basic and diluted                        N/A              N/A     |   $     (0.73)           N/A       $     3.90
                                                     =========        ========       ===========        =========     ===========



7.   COMMITMENTS AND CONTINGENCIES

PROGRAMMING, BROADCAST AND EXHIBITION RIGHTS

The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party content providers for its D-DTH and cable systems. The agreements have terms which range from one to seven years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At September 30, 2000, the Company had an aggregate minimum commitment in relation to these agreements of approximately $197,864,000 over the next seven years, approximating $14,653,000 for the remainder of 2000, $65,277,000 in 2001, $51,620,000 in 2002, $34,288,000 in 2003, $22,686,000 in 2004 and $9,340,000 in
2005 and thereafter.

PURCHASE COMMITMENTS

As of September 30, 2000, the Company had an aggregate minimum commitment toward the purchase of the D-DTH reception systems from Philips Electronics B.V. of approximately $43,625,000 over the next two years, approximating $26,400,000 for the remainder of 2000 and $17,225,000 in 2001.

LEASES

The Company leases transponders on the Astra satellites, D-DTH technical equipment, conduits and several offices and warehouses. At September 30, 2000 the Company had an aggregate minimum commitment in relation to those leases of approximately $246,681,000 over the next seven years, approximately $10,430,000 for the remainder of 2000, $34,173,000 in 2001, $32,878,000 in 2002, $32,698,000
in 2003, $32,427,000 in 2004 and $104,075,000 in 2005 and thereafter.

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

The Company demanded monies from TKP as a result of the failure to execute the definitive agreements by the Signature Date. While the Company was waiting for the expiration of the 10-day period for payment of the break-up fee, TKP initiated arbitration proceedings before a three member arbitration tribunal in Geneva, Switzerland. In their claim, TKP and its shareholders alleged that the Company breached its obligation to negotiate in good faith and to use its best efforts to agree and execute the definitive agreements and claimed the Company is obligated to pay TKP $10 million pursuant to the letter of intent. The Company answered and brought counterclaims against TKP and its shareholders. The arbitration hearings were conducted in Geneva in June 1999. On June 26, 2000, the arbitration tribunal awarded TKP $10 million plus interest and costs and dismissed the Company's request for damages against TKP and its shareholders. Following the award, the Company decided not to appeal. During the second quarter of the year 2000, the Company accrued $12.0 million related to the arbitration. The payment of the awarded amount of $12,218,100 was made on October 27, 2000

PCBV MINORITY STOCKHOLDER'S CLAIM

On or about July 8, 1999, certain minority shareholders ("the minority shareholders") of Poland Cablevision (Netherlands) B.V. ("PCBV"), a subsidiary of PCI, filed a lawsuit against PCI, @Entertainment, and certain other defendants, in United States District Court, Southern District of Ohio, Eastern Division, Civil Action No. C2-99-621. The relief sought by the minority shareholders included: (1) unspecified damages in excess of $75,000, (2) an order lifting the restrictions against transfer of shares set forth in the Shareholders' Agreement among PCBV's shareholders, as amended (the "Shareholders' Agreement") so that the minority shareholders could liquidate their shares in PCBV, (3) damages in the amount of 1.7 percent of the payment made by UPC for the shares of the Company as set forth in the Agreement and Plan of Merger between the Company and UPC dated June 2, 1999, and (4) attorneys' fees and costs incurred in prosecuting the lawsuit.

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

8.   SEGMENT INFORMATION

The Company and its subsidiaries operate in four business segments: (1) cable television, (2) D-DTH television, (3) programming, and (4) corporate. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. During 1999 and in prior years, the Company presented its operations in three business segments: (1) cable television, (2) D-DTH television and programming, and (3) corporate. Due to the increasing size of the D-DTH segment, in January 2000, management decided to separate its D-DTH operations into two distinct segments, satellite television and programming. Certain amounts have been reclassified in the 1999 unaudited consolidated financial statements to conform to the presentation of unaudited consolidation financial statements for the nine months ended September 30, 2000.

In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in profits and losses of affiliated companies, income taxes and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity.

                              SELECTED SEGMENT DATA
                     (UNAUDITED IN THOUSANDS OF US DOLLARS)




                                                 CABLE          D-DTH          PROGRAMMING     CORPORATE      TOTAL
                                                 -----          -----          -----------     ---------      -----
Three months ended September 30, 2000
-------------------------------------
(Successor note 2)

Revenues from external customers                 $    17,094    $    14,507    $       242    $      --      $    31,843
Intersegment revenues                                   --             --           14,560           --           14,560
Operating loss                                       (11,269)       (11,495)       (16,060)          (349)       (39,173)
EBITDA                                                   156           (886)       (10,277)          (349)       (11,356)
Segment total assets                                 474,939        359,064        300,358         12,875      1,147,236

Two months ended September 30, 1999 (Restated)
----------------------------------------------
(Successor note 2)

Revenues from external customers                 $    10,687    $     3,763    $       292    $      --      $    14,742
Intersegment revenues                                   --             --            4,657           --            4,657
Operating loss                                        (8,871)       (13,009)       (13,842)        (1,773)       (37,495)
EBITDA                                                  (994)        (4,091)        (9,702)        (1,766)       (16,553)
Segment total assets                                 525,744        335,200        320,042         27,403      1,208,389

One month ended July 31, 1999
-----------------------------
(Predecessor note 2)

Revenues from external customers                 $     5,170    $     1,828    $        87    $      --      $     7,085
Intersegment revenues                                   --             --            2,290           --            2,290
Operating loss                                        (1,556)        (4,466)        (4,548)        (9,175)       (19,745)
EBITDA                                                    49         (5,306)        (4,095)        (9,165)       (18,517)
Segment total assets                                 186,941         58,239         68,672         69,164        383,016

Nine months ended September 30, 2000
------------------------------------
(Successor note 2)

Revenues from external customers                 $    51,124    $    36,145    $     1,364    $      --      $    88,633
Intersegment revenues                                   --             --           40,144           --           40,144
Operating loss                                       (32,442)       (35,200)       (53,579)        (1,493)      (122,714)
EBITDA                                                 1,586         (6,236)       (36,290)        (1,493)       (42,433)
Segment total assets                                 474,939        359,064        300,358         12,875      1,147,236

Seven months ended July 31, 1999 (Restated)
-------------------------------------------
(Predecessor note 2)

Revenues from external customers                 $    35,434    $    10,675    $       831    $      --      $    46,940
Intersegment revenues                                   --             --           15,095           --           15,095
Operating loss                                       (11,936)       (44,833)       (28,094)       (13,936)       (98,799)
EBITDA                                                 1,883        (37,754)       (25,083)       (13,918)       (74,872)
Segment total assets                                 186,941         58,239         68,672         69,164        383,016


9.   JOINT VENTURE WITH MTV

On March 1, 2000, UPC Programming B.V., an affiliate of the Company, entered into joint a venture with MTV Networks B.V. for a 50% equity interest in MTV Polska for the purpose of producing a localized Polish MTV programming channel for distribution in Poland. The Company has agreed to sell certain assets of its subsidiary, Ground Zero Media, to UPC Programming B.V., which will in turn contribute these assets to the joint venture. As a result of the joint venture, MTV Polska has licensed the right to distribute the MTV Polska and VH1 programming channels in Poland to UPC Programming B.V. In turn, UPC Programming B.V. intends to novate such rights to Wizja TV B.V. Those carriage rights are used by UPC Telewizja Kablowa (previously Polska Telewizja Kablowa) and UPC Broadcast Centre Limited in respect of distribution in Poland.

10.  BROADCASTING LICENSE

On April 7, 2000, Polska Telewizja Cyfrowa Sp. z o.o., owned in part by a subsidiary of the Company, filed applications with the National Broadcast Council for broadcasting licences for Wizja Sport and Wizja Jeden. At the same time Polska Telewizja Cyfrowa Sp. z o.o. filed another application with the National Broadcast Council for a satellite platform license for Wizja Sport, Wizja Jeden and certain third part programming. The license has been approved by the National Broadcast Council but not yet issued. Upon issuance, Polska Telewizja Cyfrowa Sp. z o.o. will be a broadcaster under the Polish law.

11.  DATA TRANSMISSION LICENSE

On July 26, 2000 the Polish Ministry of Telecommunication issued a 15-year data transmission license to a subsidiary of the Company, authorizing that company to provide data transmission service to its customers throughout the territory of Poland, using its own networks and those leased from other licensed operators. This license will allow that subsidiary to provide broadband internet services to its customers.

As of September 30, 2000, approximately 75% of the Company's cable plant runs through conduits leased from the Polish national telephone company ("TP S.A."). If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TP S.A. There is no guarantee that TP S.A. would give its approval to permit other uses of the conduits. The Company is currently in the process of introducing Internet services to its customers and renegotiating certain conduit agreements with TP S.A..

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

Until the limited launch of the Company's D-DTH business on July 1, 1998 and subsequent full-scale launch on September 18, 1998, the Company's revenues were derived entirely from its cable television business and programming related thereto. The Company's revenue has increased $10.0 million or 45.9% from $21.8 million in the three months ended September 30, 1999 to $31.8 million in the three months ended September 30, 2000 and $26.9 million or 43.6% from $61.7 million in the nine months ended September 30, 1999 to $88.6 million in the nine months ended September 30, 2000. This increase was due primarily to internal growth in subscribers through new network expansion, increases in cable subscription rates, further development of the Wizja TV programming package and advertising sales.

The Company generated an operating loss of $39.2 million for the three months ended September 30, 2000 and $122.7 million for the nine months ended September 30, 2000, primarily due to amortization charges related to goodwill pushed down as a result of the Acquisition of @Entertainment, the significant costs associated with development of the Company's D-DTH and programming businesses, promotion of those businesses and the development, the expansion of the Company's cable networks, production and acquisition of programming for Wizja TV and introduction of internet services.

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

SEGMENT RESULTS OF OPERATIONS

The Company classifies its business into four segments: (1) cable television,
(2) D-DTH television, (3) programming, and (4) corporate. Information about the operations of the Company in these different business segments is set forth below based on the nature of the services offered. During 1999 and in the prior years, the Company presented its operations in three business segments: (1) cable television, (2) D-DTH television and programming, and (3) corporate. Due to the increasing size of the D-DTH segment, in January 2000, management decided to separate its D-DTH operations into two distinct segments, satellite television and programming . Certain amounts have been reclassified in the 1999 unaudited consolidated financial statements to conform to the presentation of unaudited consolidated financial statements for the nine months ended September 30, 2000.

In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in profits and losses of affiliated companies, income taxes and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. presentation of GAAP measure of loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity.

The following table presents the segment results of the Company's operations for the nine months ended September 30, 2000 and 1999.

                          SEGMENT RESULTS OF OPERATIONS
                    (UNAUDITED, IN MILLIONS OF U.S. DOLLARS)




                                 THREE MONTHS       TWO MONTHS    |   ONE MONTH       NINE MONTHS     SEVEN MONTHS
                                    ENDED             ENDED       |     ENDED            ENDED           ENDED
                                 SEPTEMBER 30,     SEPTEMBER 30,  |    JULY 31,      SEPTEMBER 30,   JULY 31, 1999
                                     2000              1999       |      1999             2000
                                 (SUCCESSOR)       (SUCCESSOR)    | (PREDECESSOR)    (SUCCESSOR)     (PREDECESSOR)
                               ----------------- -----------------| --------------- ---------------  ---------------
                                                                  |
                                                                  |
REVENUES                                                          |
Cable                                    17,094            10,687 |          5,170          51,124           35,434
D-DTH                                    14,507             3,763 |          1,828          36,145           10,675
Programming                              14,802             4,949 |          2,377          41,508           15,926
Corporate and Other                           -                 - |              -               -                -
Intersegment elimination (1)            (14,560)           (4,657)|         (2,290)        (40,144)         (15,095)
                               ----------------- -----------------| --------------- ---------------  ---------------
TOTAL                                    31,843            14,742 |          7,085          88,633           46,940
                                                                  |
                                                                  |
OPERATING LOSS                                                    |
Cable                                   (11,269)           (8,871)|         (1,556)        (32,442)         (11,936)
D-DTH                                   (11,495)          (13,009)|         (4,466)        (35,200)         (44,833)
Programming                             (16,060)          (13,842)|         (4,548)        (53,579)         (28,094)
Corporate and Other                        (349)           (1,773)|         (9,175)         (1,493)         (13,936)
                               ----------------- -----------------| --------------- ---------------  ---------------
TOTAL                                   (39,173)          (37,495)|        (19,745)       (122,714)         (98,799)
                                                                  |
                                                                  |
EBITDA                                                            |
Cable                                       156              (994)|             49           1,586            1,883
D-DTH                                      (886)           (4,091)|         (5,306)         (6,236)         (37,754)
Programming                             (10,277)           (9,702)|         (4,095)        (36,290)         (25,083)
Corporate and Other                        (349)           (1,766)|         (9,165)         (1,493)         (13,918)
                               ----------------- -----------------| --------------- ---------------  ---------------
TOTAL                                   (11,356)          (16,553)|        (18,517)        (42,433)         (74,872)



(1) Comprised of Wizja TV programming costs charged to the cable segment and D-DTH segment by the programming segment in the nine months ended September 30, 2000 and 1999.

The Company for seven and one months ended July 31, 1999 prior to the Acquisition is herein referred to as "Predecessor" and the Company for the nine months ended September 30, 2000 and two months ended September 30, 1999 after the Acquisition is herein referred to as "Successor".

CABLE SEGMENT OVERVIEW

The Company operates the largest cable television system in Poland with approximately 1,811,300 homes passed and approximately 1,042,500 total subscribers as at September 30, 2000. The Company continues to realize subscriber growth mainly through a combination of new network build-out and acquisitions.

The Company's revenues in its cable segment have been and will continue to be derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges cable subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. Through its cable segment, the Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At September 30, 2000, approximately 70.7% of the Company's cable subscribers received its basic package. Currently, almost all of the Company's cable revenue is derived from monthly subscription fees.

During 1998 and 1999, management completed several strategic actions in support of its business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial 11 channels of primarily Polish-language programming, to its basic subscribers. Since that date, the basic Wizja TV package has been expanded to 26 channels. On September 18, 1999, the Company launched a proprietary premium channel called Wizja Sport. The Company is planning to launch internet services in the last quarter of the year 2000 on certain of its cable networks and has been investing in upgrading its networks to provide this service.

As of September 30, 2000, approximately 75% of the Company's cable plant runs through conduits leased from the Polish national telephone company ("TP S.A."). If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TP S.A. There is no guarantee that TP S.A. would give its approval to permit other uses of the conduits. The Company is currently in the process of introducing Internet services to its customers and renegotiating certain conduit agreements with TP S.A..

CABLE TELEVISION REVENUE. Revenue increased $1.2 million or 7.5% from $15.9 million in the three months ended September 30, 1999 to $17.1 million in the three months ended September 30, 2000 and increased $5.0 million or 10.8% from $46.1 million in the nine months ended September 30, 1999 to $51.1 million in the nine months ended September 30, 2000. This increase was primarily attributable to a 5.5% increase in the number of basic and intermediate subscribers from approximately 743,300 at September 30, 1999 to approximately 784,300 at September 30, 2000, as well as an increase in monthly subscription rates. The increase in basic and intermediate subscribers was primarily due to build-out of the Company's existing cable networks.

Revenue from monthly subscription fees represented almost all of the Company's cable television revenue for the three and nine months ended September 30, 2000 and 1999. During the three and nine months ended September 30, 2000, the Company generated approximately $1.2 million and $3.3 million, respectively, of premium subscription revenue as a result of providing the HBO Poland service pay movie channel and Wizja Sport to cable subscribers as compared to $0.5 million and $1.6 million for the same periods in 1999.

DIRECT OPERATING EXPENSES. Direct operating expenses for the three months ended September 30, 2000 amounted to $11.1 million and remain the same as for the three months ended September 30, 1999, and decreased $0.7 million or 2.2% from $31.7 million in the nine months ended September 30, 1999 to $31.0 in the nine months ended September 30, 2000, principally as a result of restructuring programming agreements with Wizja TV, a subsidiary of the Company in the programming segment. Direct operating expenses decreased from 69.8% of revenues for the three months ended September 30, 1999 to 64.9% of revenues for the three months ended September 30, 2000 and decreased from 68.8% of revenues in the nine months ended September 30, 1999 to 60.7% of revenues in the nine months ended September 30, 2000. However, without considering the programming cost for the purchase of the Wizja programming package recorded in 2000 and 1999 the comparison would have been 22.1% and 34.9% for the nine months ended September 30, 2000 and 1999, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.1 million or 1.8% from $5.7 million for the three months ended September 30, 1999 to $5.8 million for the three months ended September 30, 2000 and increased $5.1 million or 37.8% from $13.5 million in the nine months ended September 30, 1999 to $18.6 million in the nine months ended September 30, 2000. This increase was attributable mainly due to increased selling and marketing activities compared to the previous year.

As a percentage of revenue, selling, general and administrative expenses decreased from 35.8% for the three months ended September 30, 1999 to approximately 33.9% for the three months ended September 30, 2000 and increased from 29.3% of revenue for the nine months ended September 30, 1999 to 36.4% for the nine months ended September 30, 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $1.9 million, or 20.0%, from $9.5 million for the three months ended September 30, 1999 to $11.4 million for the three months ended September 30, 2000 and increased $12.3 million or 56.7% from $21.7 million for the nine months ended September 30, 1999 to $34.0 million for the nine months ended September 30, 2000, principally as a result of depreciation and amortization of additional goodwill pushed down as a result of the Acquisition and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 59.7% for the three months ended September 30, 1999 to 66.7% for the three months ended September 30, 2000 and increased from 47.1% in the nine months ended September 30, 1999 to 66.5% in the nine months ended September 30, 2000.

Each of these factors contributed to an operating loss of $10.4 million, $11.3 million, for the three months ended September 30, 1999 and 2000, respectively, and $20.8 million and $32.4 million for the nine months ended September 30, 1999 and 2000, respectively.

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

As of September 30, 2000, the Company had approximately 383,200 D-DTH subscribers as compared to 181,600 at September 30, 1999. The number of Philips Electronics B.V. authorized electronics retailers distributing the Wizja TV package increased from 1,215 as of September 30, 1999 to 1,297 as of September 30, 2000.

The Company is planning to launch internet services in the last quarter of the year 2000 to its D-DTH subscribers and has been investing in upgrading its D-DTH transmission and production equipment.

At September 30, 2000 approximately 58.3% of D-DTH subscribers received premium service as compared to approximately 52.0% at September 30, 1999. The Company currently provides two premium channels (1) HBO Poland Service, a Polish-language version of HBO's premium movie channel and (2) Wizja Sport, the Company's proprietary sport channel.

D-DTH REVENUE. Revenue increased $8.9 million or 158.9% from $5.6 million for the three months ended September 30, 1999 to $14.5 million for three months ended September 30, 2000 and increased $21.7 million or 150.7% from $14.4 million in the nine months ended

September 30, 1999 to $36.1 in the nine months ended September 30, 2000. This increase was primarily due to an increased number of D-DTH subscribers from 181,557 at September 30, 1999 to 383,237 at September 30, 2000.

During the three and nine months ended September 30, 2000 the Company generated approximately $3.3 million and $8.4 million of premium subscription revenue, respectively, as a result of providing the HBO Poland service pay movie channel and Wizja Sport to its subscribers, as compared to $1.2 million and $ 2.9 million for the three and nine months ended September 30, 1999, respectively.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $1.1 million, or 11.8%, from $9.3 million for the three months ended September 30, 1999 to $10.4 million for the three months ended September 30, 2000 and decreased $6.4 million or 18.6% from $34.4 million in the nine months ended September 30, 1999 to $28.0 million in the nine months ended September 30, 2000. These decreases principally resulted from the Company switching its policy from selling to leasing its D-DTH reception systems. Between April 1, 1999 and November 8, 1999 the Company was selling its reception systems to customers. Beginning November 8, 1999 the Company returned to leasing its reception systems. As the reception systems were sold on a promotional basis the Company recognized a loss of $3.7 and $22.9 million in the three and nine months ended September 30, 1999. Direct operating expenses amounted to 71.7% and 77.6% of revenues for the three and nine months ended September 30, 2000, respectively, compared to 166.1% and 238.9% of revenues for the three and nine months ended September 30, 1999, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $0.8 million or 14.0% from $5.7 million for the three months ended September 30, 1999 to $4.9 million for the three months ended September 30, 2000 and decreased $7.6 million or 34.7% from $21.9 million in the nine months ended September 30, 1999 to $14.3 million in the nine months ended September 30, 2000. The decrease in selling, general and administrative expenses over the corresponding 1999 period was attributable mainly to sales and marketing expenses associated with aggressive promotion of the Company's D-DTH service during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 2000. As a percentage of revenue, selling, general and administrative expenses amounted to approximately 101.8% and 33.8% for the three months ended September 30, 1999 and 2000, respectively and 152.1% and 39.6% for the nine months ended September 30, 1999 and 2000, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.5 million or 30.9% from $8.1 million for the three months ended September 30, 1999 to $10.6 million for the three months ended September 30, 2000 and increased $13.0 million or 81.3% from $16.0 million in the nine months ended September 30, 1999 to $29.0 million in the nine months ended September 30, 2000, principally as a result of additional goodwill pushed down as a result of the Acquisition and continued growth in D-DTH subscribers' base. Depreciation and amortization expense as a percentage of revenues amounted to 144.6% and 73.1% for the three months ended September 30, 1999 and 2000, respectively and 111.1% and 80.3% for the nine months ended September 30, 1999 and 2000, respectively.

Each of these factors contributed to an operating loss of $11.5 million and $35.2 million for the three and nine months ended September 30, 2000, respectively, compared to an operating loss of $17.5 million and $57.8 million for the three and nine months ended September 30, 1999.

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

PROGRAMMING REVENUE. Revenue increased $7.5 million or 102.7% from $7.3 million for the three months ended September 30, 1999 to $14.8 million for three months ended September 30, 2000 and increased $20.6 million or 98.6% from $20.9 million in the nine months ended September 30, 1999 to $41.5 million in the nine months ended September 30, 2000.

The programming segment generates most of its revenue from the cable and D-DTH segments through providing its Wizja TV programming package. The intersegment revenue represented $6.9 million or 94.5% and $14.6 million or 98.6% for the three months ended September 30, 1999 and 2000, respectively, and $19.8 million or 94.7% and $40.1 million or 96.6% for the nine months ended September 30, 1999 and 2000, respectively.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $5.6 million, or 33.7%, from $16.6 million for the three months ended September 30, 1999 to $22.2 million for the three months ended September 30, 2000 and increased $25.5 million or 59.7% from $42.7 million in the nine months ended September 30, 1999 to $68.2 million in the nine months ended September 30, 2000. These increases principally were the result of increase in programming costs and maintenance expenses associated with the satellite up-link and studio facility located in Maidstone, United Kingdom, and costs associated with the lease of three transponders on the Astra satellites which provide the capability to deliver the Company's Polish-language programming platform to cable and D-DTH customers in Poland. Direct operating expenses amounted to 150.0% of revenues and 164.3% of revenue for the three and nine months ended September 30, 2000, respectively, compared to 227.4% and 204.3% of revenue for the three and nine months ended September 30, 1999, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $1.7 million or 37.0% from $4.6 million for the three months ended September 30, 1999 to $2.9 million for the three months ended September 30, 2000 and decreased $3.3 million or 25.6% from $12.9 million in the nine months ended September 30, 1999 to $9.6 million in the nine months ended September 30, 2000. The decrease in selling, general and administrative expenses over the corresponding 1999 period was attributable mainly to decrease in professional fees associated with obtaining long-term programming contracts and broadcast/exhibition rights. As a percentage of revenue, selling, general and administrative expenses amounted to approximately 63.0% and 19.6% for the three months ended September 30, 1999 and 2000 and 61.7% and 23.1% for the nine months ended September 30, 1999 and 2000, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization charges increased $1.2 million or 26.1% from $4.6 million for the three months ended September 30, 1999 to $5.8 million for the three months ended September 30, 2000 and increased $10.1 million or 140.3% from $7.2 million for the nine months ended September 30, 1999 to $17.3 million for the nine months ended September 30, 2000, principally as a result of amortization of additional goodwill pushed down as a result of the Acquisition. Depreciation and amortization expense as a percentage of revenues amounted to 63.0% and 39.2% respectively for the three months ended September 30, 1999 and 2000 and 34.4% and 41.7% for the nine months ended September 30, 1999 and 2000, respectively.

Each of these factors contributed to an operating loss of $16.1 million and $53.6 million for the three and nine months ended September 30, 2000, respectively, compared to an operating loss of $18.4 million and $41.9 million for the three and nine months ended September 30, 1999.

CORPORATE SEGMENT OVERVIEW

The Company's corporate segment consists of corporate overhead costs. The Company continues to evaluate opportunities for improving its operations and reducing its cost structure. Corporate expenses amounted to $0.3 million and $1.5 million for the three and nine months ended September 30, 2000, respectively as compared to $10.9 million and $15.7 million for the corresponding periods in 1999. This reduction was primarily due to reduced activities of @Entertainment as a corporate office as a result of the Acquisition.

NON-OPERATING RESULT

INTEREST EXPENSE. Interest expense increased $4.7 million, or 33.8%, from $13.9 million for the three months ended September 30, 1999 to $18.6 million for the three months ended September 30, 2000 and increased $14.8 million or 38.6% from $38.3 million in the nine months ended September 30, 1999 to $53.1 million in the nine months ended September 30, 2000. Interest expense increased mainly as a result of the additional financing from UPC for the nine months ended September 30, 2000.

INTEREST AND INVESTMENT INCOME, NET. Interest and investment income decreased $0.4 million, or 57.1%, from $0.7 million for the three months ended September 30, 1999 to $0.3 million for the three months ended September 30, 2000 and decreased $2.1 million or 67.7% from $3.1 million in the nine months ended September 30, 1999 to $1.0 in the nine months ended September 30, 2000, primarily due to the reduction in the level of cash used to fund the Company's operations.

EQUITY IN PROFITS/LOSSES OF AFFILIATED COMPANIES. The Company recorded $0.6 million of equity in losses of affiliated companies for the three months ended September 30, 2000 compared to $0.1 million of equity in profits of affiliated companies for the three months ended September 30, 1999 and $0.6 million of equity in losses of affiliated companies for the nine months ended September 30, 2000 compared to $0.4 million of equity in losses of affiliated companies for the nine months ended September 30, 1999.

FOREIGN EXCHANGE LOSS, NET. For the three months ended September 30, 2000, foreign exchange loss amounted to $3.8 million, as compared to $2.6 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, foreign exchange loss amounted to $13.5 million, as compared to $4.5 million for the nine months ended September 30, 1999. Increase in foreign exchange loss primarily due to fluctuation of the Polish currency during the nine months ended September 30, 2000.

NET LOSS. For the three months ended September 30, 1999 and 2000, the Company had net losses of $72.9 million and $63.7 million, respectively. For the nine months ended September 30, 1999 and 2000, the Company had net losses of $176.5 million and $194.7 million, respectively. These losses were the result of the factors in the four segments discussed above.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders decreased from a loss of $73.3 million for the three months ended September 30, 1999 to a loss of $63.7 million for the three months ended September 30, 2000 and increased from a loss of $178.9 million for the nine months ended September 30, 1999 to a loss of $194.7 million for the nine months ended September 30, 2000 due to the factors in the four segments discussed above.

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

In the first nine months of 2000, UPC made a capital contribution of $34.7 million and additional loans of $96.4 million. On September 30, 2000, the Company had, on a consolidated basis, approximately $682.8 million aggregate principal amount of indebtedness outstanding, of which $337.7 million was owed to UPC. All of the loans from UPC to @Entertainment bear interest at 9.75% per annum payable at maturity, and mature in 2029. Loans from UPC with an aggregate principal amount of $150.0 million have been subordinated to the @Entertainment Notes, the Series C Notes and the Discount Notes.

The Company had negative cash flows from operating activities of $63.9 million for the nine months ended September 30, 2000 and $112.0 million for the nine months ended September 30, 1999, primarily due to the significant operating costs associated with the development and launch of its D-DTH service and the Wizja TV programming platform and due to the operating loss for the respective quarters.

Cash used for the purchase and build-out of the Company's cable television networks, purchase of D-DTH equipment including set top decoders, and the purchase of other property, plant, and equipment was $80.5 million in nine months ended September 30, 2000 and, $27.7 million in nine months ended September 30, 1999. The nine months over nine months increase primarily relates to the Company's capital expenditures associated with the expansion of its existing cable networks and the development of its D-DTH service.

On September 30, 2000, the Company was committed to pay at least
$488.2 million in guaranteed payments (including but not limited to payments for D-DTH reception systems and payments of guaranteed minimum amounts due under programming agreements and satellite transponder leases) over the next eight years of which at least approximately $51.5 million was committed through the end of 2000.

As of September 30, 2000, the Company has negative working capital and significant commitments under non-cancelable operating leases and contracts for programming rights.

The Company's cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan for its D-DTH and programming businesses. UPC and the Company are evaluating various alternatives to meet the Company's capital needs. Future sources of financing for the Company could include public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, UPC, and United GlobalCom, Inc., UPC's parent. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancings that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is also dependent on its parent, UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support the Company and its subsidiaries as a going concern, and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed.

CURRENT OR  ACCUMULATED EARNINGS AND PROFITS

For the nine months ended September 30, 2000, the Company had no current or accumulated earnings and profits. Therefore, none of the interest which accreted during the nine months ended September 30, 2000 with respect to the Company's 14 1/2% Senior Discount Notes due 2008, 14 1/2% Series B Discount Notes due 2008, 14 1/2% Senior Discount Notes due 2009, 14 1/2% Series B Discount Notes due 2009 and its Series C Senior Discount Notes will be deemed to be a `Dividend Equivalent Portion' as such term is defined in Section 163(e)(5)(B) of the Internal Revenue Code, as amended.

IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific accounting criteria are met. If a derivative instrument qualifies for hedge accounting, the gains or losses from the derivative may offset results from the hedged item in the statement of operations or other comprehensive income, depending on the type of hedge. To adopt hedge accounting, a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

In June 2000, the Financial Accounting Standards Board issued SFAS 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. This statement addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133 and this statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging accounting.

SFAS 137 delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. A company may implement the statements as of the beginning of any fiscal quarter after issuance; however, SFAS 133 cannot be applied retroactively.

The Company expects that the adoption of SFAS 133, SFAS 137, and SFAS 138 will not have a material impact on the financial position or the results of oprations of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB
101). SAB 101 outlines the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. Specifically, the bulletin provides both general and specific guidance as to the periods in which companies should recognize revenues. In addition, SAB 101 also highlights factors to be considered when determining whether to recognize revenues on a gross or net basis. SAB 101, as amended by SAB 101/A and SAB 101/B, is effective beginning no later than their fourth fiscal quarter of the fiscal year beginning after December 15, 1999; as the Company is a calendar year-end company, this would be the quarter ending December 31, 2000.

SAB 101 permits the effects of the changes to be recorded as a cumulative effect of a change in accounting principle during the quarter ended December 31, 2000. The Company expects that historically reported net income under U.S. GAAP will not materially differ from the reported amounts.


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

International operations constitute 100% of the Company's consolidated operating loss for the nine months ended September 30, 2000. Some of the Company's operating and financing expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

The Company estimates that a further 10% change in foreign exchange rates would impact reported operating loss by approximately $4.1 million. In other terms a 10% depreciation of the Polish zloty and British pound against the U.S. dollar, would result in a $4.1 million decrease in the reported operating loss. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 approximately 11.8% in 1998 and approximately 7.3% in 1999. The rate of inflation for the nine months ended September 30, 2000 was approximately 7.9%. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991 and the zloty has depreciated against the U.S. dollar by approximately 17.4% for the year ended December 31, 1999 and 9.6% in the first nine months of 2000. The Polish zloty was released to float freely against the U.S. dollar in April 2000. Inflation and currency exchange fluctuations may have, a material adverse effect on the business, financial condition and results of operations of the Company.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which the Company is currently involved, and which has not been settled, individually and in the aggregate, is not material to the Company's business, financial condition or results of operations. See also Note 7 to the unaudited consolidated financial statements, for a description of the Company's arbitration relating to TKP and PCBV minority stockholders' claim.

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

DATE:  November 14, 2000