Form 10-K
period 2000-12-31
UPC POLSKA INC
filed 2001-04-02
CIK 1041454

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-22877
                            ------------------------

                                UPC POLSKA, INC.
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

                            ------------------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (303) 770-4001
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                          NAME OF EACH EXCHANGE ON
  TITLE OF EACH CLASS         WHICH REGISTERED
- ------------------------  ------------------------
          None                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                 NOT APPLICABLE
                         ------------------------------

                                (Title of Class)

    Indicate by check mark (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) ZERO

     The number of shares outstanding of UPC Polska, Inc.'s common stock as of
                            December 31, 2000, was:
                               COMMON STOCK 1,000

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE.

    The Registrant meets the conditions set forth in General Instructions
(I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                UPC POLSKA, INC.
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE NUMBER
                                                                        -----------
                                      PART I
ITEM 1.   Business....................................................       3

ITEM 2.   Properties..................................................      23

ITEM 3.   Legal Proceedings...........................................      24

                                      PART II

ITEM 5.   Market for Company's Common Equity and Related Stockholder
          Matters.....................................................      26

ITEM 6.   Selected Financial Data.....................................      26

ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      27

ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk...      40

ITEM 8.   Financial Statements and Supplementary Data.................      42

ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................      82

                                      PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................      83

                                     PART I

    UPC Polska, Inc. (previously @Entertainment, Inc.), a Delaware corporation which is wholly-owned by United Pan-Europe Communications N.V. ("UPC"), was established in May 1997. References to the "Company" mean UPC Polska, Inc. and its consolidated subsidiaries, including Poland Communications, Inc. ("PCI"), UPC Broadcast Centre Limited (previously At Entertainment Limited then Wizja TV Limited) ("UPC Broadcast Centre Ltd"), Medialne Towarzystwo Akcyjne S.A., Wizja TV B.V. (previously Sereke Holding B.V.) ("Wizja TV B.V."), Wizja TV
Sp. z o.o. ("Wizja TV Sp. z o.o."), Atomic TV Sp. z o.o. (previously Ground Zero Media Sp. z o.o.) ("Atomic TV"), At Media Sp. z o.o. ("At Media"), and @Entertainment Programming, Inc. ("@EP").

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

                                 EXCHANGE RATE

    In this Annual Report on Form 10-K, references to "U.S. dollars" or "$" are to U.S. currency, references to "Deutsche-Marks" or "DM" are to German currency, references to "Euros" or "EUR" are to EU currency, references to "French francs" or "FF" are to French currency and references to "zloty" or "PLN" are to Polish currency. The Company has presented its primary consolidated financial statements in accordance with generally accepted accounting principles in the U.S. in U.S. dollars. Amounts originally measured in zloty for all periods presented have been translated into U.S. dollars.

    For your convenience, this Annual Report contains certain zloty, Euro and Deutsche-Mark amounts not derived from the consolidated financial statements which have been translated into U.S. dollars. Readers should not assume that the zloty, Euro, and Deutsche-Mark amounts actually represent such U.S. dollar amounts or could be, or could have been, converted into U.S. dollars at the rates indicated or at any other rate. Unless otherwise stated, such U.S. dollar amounts have been derived by converting from zloty to U.S. dollars at the rate of PLN 4.1432 = $1.00, the exchange rate quoted by the National Bank of Poland at noon on December 29, 2000, and by converting from Euro to U.S. dollars at the rate of EUR 1.156 = $1.00, the exchange rate quoted by OANDA.com on December 29, 2000, and by converting from Deutsche-Marks to U.S. dollars at the rate of DM 2.1024 = $1.00, the exchange rate quoted by the National Bank of Poland at noon on December 29, 2001. These rates may differ from the actual rates in effect during the periods covered by the financial information discussed herein. The Federal Reserve Bank of New York does not certify for customs purposes a noon buying rate for zloty.

ITEM 1. BUSINESS

                                    BUSINESS

GENERAL

    The Company is the leading provider of pay television in Poland and is engaged principally in the provision of cable television services and in the development, packaging and delivery of high-quality programming. Over the past four years, the Company has experienced rapid growth in revenues and subscribers, through acquisitions, through expansion of its own cable and digital satellite direct-to-home ("D-DTH") networks, resulting in an average increase in revenues of 52% and total subscribers of 29% per year. The Company has also increased its average revenue per subscriber by 18% per year during the past four years.

    The Company has an agreement with Philips Business Electronic B.V. to supply the reception systems which include a satellite dish, digital set top box and related hardware, and to distribute the Company's D-DTH service through the Philips retail network in Poland.

    The Company transmits its Wizja TV programming package, which currently consists of 28 channels (of which 25 are primarily Polish language), on both its D-DTH system and its cable networks. The Company believes that Wizja TV has provided it with a significant competitive advantage for attracting new subscribers and increasing revenue per subscriber. During the fourth quarter of the year 2000, the Company began providing Internet services to its cable and D-DTH customers.

    During the year 2000, UPC Broadcast Centre began providing D-DTH transmission services and purchased and sold programming rights to other subsidiaries of UPC in Hungary, the Czech Republic and Slovakia.

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

    - Establish Wizja TV as the leading brand name in the Polish pay television industry; and

    - Provide additional revenue generating services to its customers.

CABLE TELEVISION

    The Company operates the largest cable television system in Poland with approximately 1,851,000 homes passed and approximately 1,064,000 total subscribers as of December 31, 2000. The Company's cable subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland, including those cities which the Company believes provide the most favorable demographics for cable television in the country. The Company's cable television networks have been constructed with the flexibility and capacity to be cost-effectively reconfigured to offer an array of interactive and integrated entertainment, telecommunications and information service.

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

              OVERVIEW OF THE COMPANY'S EXISTING CABLE SYSTEMS (1)

                                                                                                            AVERAGE
                                                                                                            MONTHLY
                                                                                                          SUBSCRIPTION
                                                                                                          REVENUE PER
                                                                            BASIC AND      BASIC AND       BASIC AND
                                                                TOTAL      INTERMEDIATE   INTERMEDIATE    INTERMEDIATE
REGION                          TOTAL HOMES   HOMES PASSED   SUBSCRIBERS   SUBSCRIBERS    PENETRATION    SUBSCRIBER (2)
- ------                          -----------   ------------   -----------   ------------   ------------   --------------
North.........................     574,000       441,041        302,285      229,926         52.13%           6.00
South.........................     400,000       237,172        119,536       97,370         41.05%           8.10
Central.......................     920,000       447,596        254,328      168,429         37.63%           9.28
West..........................     624,000       246,068        131,459      115,432         46.91%           6.58
Katowice......................   1,200,000       478,815        256,662      187,075         39.07%           7.18
                                 ---------     ---------      ---------      -------         ------           ----
      TOTAL...................   3,718,000     1,850,692      1,064,270      798,232         43.13%           7.31
                                 =========     =========      =========      =======         ======           ====

- ------------------------

(1) All data at or for the year ended December 31, 2000.

(2) Represents a weighted average for the Company based on the total number of basic subscribers at December 31, 2000.

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

SERVICES AND FEES

    The Company charges cable television subscribers an initial installation fee and fixed monthly fees for their choice of service packages and for other services such as premium channels and rental of remote control devices. Throughout its cable television systems, the Company currently offers three packages of cable television service: basic ("basic package"), broadcast ("broadcast package") and intermediate ("intermediate package") packages of service in selected areas of Poland. On December 31, 2000, approximately 752,900 or 70.7% of the Company's subscribers received the basic package, approximately 45,400 or 4.3% received the intermediate package and approximately 266,000 or 25.0% received the broadcast package of service.

    During the fourth quarter of the year 2000, the Company began providing Internet services to its cable television customers and has been upgrading its network to provide this service. Individual and home office Internet subscribers are charged a monthly subscription fee of $48.00 and $60.00, respectively. The standard installation fee is approximately $59.00 for buildings with multiple apartments and approximately $120.00 for single family dwellings.

    BASIC PACKAGE. The basic package includes approximately 32 to 70 channels. This package generally includes all Polish terrestrial broadcast channels, most major European satellite programming legally available in Poland, regional and local programming and Wizja TV. The Company's basic package offerings vary by location. All of the Wizja TV programming is part of the basic package except for the HBO Poland service, a Polish-language premium movie channel owned in part by Home Box Office, and Wizja Sport, a Polish-language premium sport channel. However, as of March 24, 2001, the Wizja Sport channel was expanded into the basic package.

    INTERMEDIATE PACKAGE. The intermediate package includes approximately 19 to 34 channels. This package is offered for monthly fees equal to approximately one-half of the amount charged for the basic package. The intermediate package is designed to compete with small cable operators on a basis of price, using a limited programming offering. The Company's intermediate package offerings vary by location.

    BROADCAST PACKAGE. The broadcast package includes 5 to 14 broadcast channels with clear reception for monthly fees, which are substantially less than the amounts charged for the intermediate package.

    PREMIUM AND OTHER SERVICES. For an additional monthly charge, certain of the Company's cable networks have offered two premium television services--the HBO Poland service and Wizja Sport, although Wizja Sport was expanded into the basic package as of March 24, 2001.

    Other optional services include additional outlets and stereo service, which enable a subscriber to receive from 4 to 28 radio channels in stereo. Cable television subscribers who require the use of a tuner to receive certain of the Company's cable services are charged an additional fee of approximately $1.10 per month. Installation fees vary according to the type of connection required by a cable television subscriber. The standard initial installation fee is approximately $24, but such fee may be subject to reductions as a result of promotional campaigns.

    PRICING STRATEGY. Prior to 1999, the Company experienced annual churn rates of less than 10%, and was able to pass on the effects of inflation through price increases. For the years ended December 31, 2000 and 1999, the churn rate was 21.5%. This pricing strategy of passing on the effects of inflation through price increases commenced in January 1997 and is designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. dollar terms.

    The Company expects that it will continue to experience churn rates above historical levels during the implementation of its current pricing strategy. The Company expects to offer promotional incentives in certain areas of the country from time to time in connection with its marketing.

    Cable television subscribers are billed monthly in advance and, as is customary in Poland, most of the Company's customers pay their bills through their local post office or bank. The Company has strict enforcement policies to encourage timely payment. Such policies include notices of late payment, visits from service personnel, and ultimately, disconnection for nonpaying customers 90 days after a bill becomes past due. The Company's system architecture in most networks enables it to promptly shut off service to nonpaying customers and is designed to reduce non-authorized use of its cable systems. The Company's bad debts expense has averaged 4.75% and 3.84% of revenue for the years 2000 and 1999, respectively.

TECHNOLOGY AND INFRASTRUCTURE

    The Company believes the fiber-optic cable television networks that it has constructed, which serve approximately 877,000 of its subscribers, are among the most technologically advanced in Poland and are comparable to modern cable television networks in the U.S. All of the Company's networks that have been constructed by the Company have bandwidths of at least 550 MHz. New portions of the networks, which have recently been constructed, are being designed to have minimum bandwidths of 860 MHz. The Company's goal is to upgrade any portions of its cable television networks that have bandwidths below 550 MHz (generally acquired from other entities) to at least 860 MHz in an effort to reduce the number of satellite receivers and parts inventory required in the networks. The Company uses fiber-optic and coaxial cables, electronic components and connectors supplied by leading Western firms in its cable television networks.

    The Company has been able to avoid constructing its own underground conduits in certain areas by entering into a series of agreements with regional and local branches of the Polish national telephone company (known in the Polish telecommunications industry as "TPSA") which permit the Company to use TPSA's conduit infrastructure for an indefinite period of time or for fixed periods up to 20 years. The Company also has agreements to undertake joint construction with another company for new conduits in certain areas. These agreements represent a major advantage to the Company since they permit the Company to minimize the costly and time-consuming process of building new conduit infrastructure where TPSA conduit infrastructure exists. As of December 31, 2000, approximately 74.5% of the Company's cable television plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA allows for termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause.

    Generally speaking, TPSA may terminate a conduit agreement immediately (and without penalty) if:

    - the Company does not have a valid permit from the Chairman of the Office for Telecommunication Regulation ("URT") (which replaced the Polish State Agency of Radio Communications as of January 1, 2001) authorizing the construction and operation of a cable television network in a specified geographic area covering the subscribers to which the conduit delivers the signal;

    - the Company's cable network serviced by the conduit does not meet the technical specifications required by the New Telecommunication Law (formerly the Polish Telecommunication Act of 1990);

    - the Company does not have a contract with the cooperative authority allowing for the installation of the cable network; or

    - the Company does not pay the rent required under the conduit agreement.

    The Company is in compliance with all of the conditions of the TPSA agreements. However, any termination by TPSA of such contracts could result in the Company losing its permits, termination of agreements with co-op authorities and programmers, and an inability to service customers with respect to areas where its networks utilize the conduits that were the subject of such TPSA contracts.

    In addition, some conduit agreements with TPSA provide that cables can be installed in the conduit only for the use of cable television. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company is currently in the process of introducing Internet services to its cable and D-DTH customers and renegotiating certain conduit agreements with TPSA.

D-DTH

    The Company's multi-channel Polish-language D-DTH service, which was the first D-DTH service available in Poland, is being broadcast to Poland from its transmission facilities in Maidstone, U.K. The programming provided is Wizja TV. During the year 2000, the Company distributed to Philips' authorized retailers approximately 265,000 D-DTH packages and sold and installed approximately 252,000 of these packages to consumers.

SERVICES AND FEES

    The Company currently charges its D-DTH subscribers a monthly fee of approximately $13 for all channels (other than any premium channels). Subscribers to the Company's premium channels pay $5.31 per month for the HBO Poland service or Wizja Sport (although Wizja Sport was expanded into the basic package as of March 24, 2001).

    During the fourth quarter of the year 2000, the Company began providing Internet services to its D-DTH customers. Internet subscribers are charged a subscription fee of $29.00 per month. The standard activation and installation fees are approximately $72.00 and $96.00, respectively.

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

    The Company has an 8-year contract with British Telecommunications plc ("BT") for the provision and maintenance of uplink equipment at Maidstone. Other than the BT uplink equipment, the Company owns all the required broadcasting equipment at its facility in Maidstone. The Company's programming is currently transmitted to the Company's transponders on Astra 1F and 1G.

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

    - the Philips' digital integrated receiver decoders ("IRDs");

    - a smartcard-based proprietary conditional access system which uses Philips CryptoWorks-Registered Trademark- technology;

    - a satellite receiving dish and related equipment;

    - installation; and

    - support services.

    The Company's agreement with Philips provides for the following:

    - Philips is the exclusive supplier of the first 500,000 D-DTH reception systems in connection with the launch of the Company's D-DTH business in Poland.

    - Philips has granted the Company an exclusive license of its CryptoWorks-Registered Trademark- technology in Poland for the term of the agreement, which may be terminated or renegotiated when the Company has purchased 500,000 D-DTH reception systems from Philips. The Company had purchased more than 500,000 D-DTH reception systems from Philips as of the end of the year 2000. The Company and Philips are currently negotiating a variation to the agreement.

    The delivery of subscription programming requires the use of encryption technology to prevent signal theft or "piracy." Although the Company expects its conditional access system, subscriber management system and smartcard system to adequately prevent unauthorized access to programming, there can be no assurance that the encryption technology to be utilized in connection with the Company's D-DTH system will remain effective. The Company and Philips are actively cooperating in combatting piracy issues.

    The Company believes that the Astra satellites, CryptoWorks-Registered Trademark- encryption technology and the integrated receiver decoder together constitute a reliable, end-to-end cost-effective D-DTH system. However, certain other large European providers of D-DTH services have selected different satellites, encryption technology and decoders.

    SATELLITES. The Company currently broadcasts and expects to broadcast all of its proprietary programming and that of most of third party programmers from its transmission facility in the U.K. by cable to an earth station transmitting antenna, located at its Maidstone site. The uplink facility transmits the Company's programming signal via 4 Astra transponders to the cable system receiving antenna and also to D-DTH subscribers' reception equipment throughout Poland. The Company has been studying and discussing with relevant Polish authorities the feasibility of locating its uplink and production facilities in Poland. In November 2000, one of the Company's subsidiaries was issued a satellite platform license which will enable the Company to begin uplinking certain programming in Poland.

    In March 1997, the Company entered into contracts with Societe Europeenne des Satellites S.A. ("SES") for the lease of three transponders on two satellites, Astra 1E and 1F. The leases for the one transponder on the Astra 1E, which is operationally activated on the Astra 1G satellite, and two transponders on the Astra 1F satellite will expire in 2009. All three transponders are currently operational and available to the Company. Aggregate charges for each transponder are capped at $5.68 million per year for each transponder and approximately $153.3 million for all three transponders for the remaining term of the contracts remaining after December 31, 2000.

    In July 2000, the Company entered into another contract with SES for the lease of a fourth transponder on Astra 1G. The lease will expire in 2010. Aggregate charges for the fourth transponder are capped at $5.68 million per annum and approximately $54.9 million for the remaining term of the contract remaining after December 31, 2000. The Company's transponder leases provide that the Company's rights are subject to termination in the event that SES's franchise is withdrawn by the Luxembourg Government.

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

    During the year 2000, UPC Broadcast Centre began providing D-DTH transmission services and purchased and sold programming rights to other subsidiaries of UPC in Hungary, the Czech Republic and Slovakia.

WIZJA TV PROGRAMMING PACKAGE

    Wizja Sport provides approximately 10 hours of local and international sporting events per day. The Company believes that Wizja Sport is the first channel in the Polish market principally dedicated to Polish sports programming. The Company's ability to broadcast certain of these sporting events on an exclusive basis may be limited by the provisions of the Polish Radio and Television Act of 1992.

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

    The Company has purchased exclusive rights from third parties for programming on 7 of the current 28 channels on Wizja TV. In some of the agreements, however, the channel supplier may terminate the agreement and/or eliminate the exclusivity rights if the Company does not achieve specified milestones for subscriber numbers by certain specified dates. In addition, most of the agreements impose certain restrictions on the tiering of the particular channel, which will limit the flexibility of the Company in determining program tiering in the future, and also include provisions whereby the Company agrees to indemnify the channel supplier against any claims, including claims made by governmental authorities, resulting from the exclusive nature of the rights granted or from the tiering restrictions. Some of the agreements require payments based on a guaranteed minimum number of subscribers, and some require payments at the time of execution. On December 31, 2000, the Company was committed to pay approximately $267.8 million in guaranteed minimum payments in respect of broadcasting and programming agreements, of which approximately $65.2 million was committed through the end of 2001. In addition, the Company is continuing to negotiate additional agreements with channel and program suppliers and sports rights organizations, which agreements if consummated may require the Company to pay additional guaranteed minimum payments and/or payments at the time of execution. In most of the Company's programming agreements, the channel supplier, at its own expense, must localize its programming into the Polish language prior to the launch on Wizja TV platform. In most of its programming agreements, the Company is required to make payments to the channel supplier on a monthly basis based on the number of subscribers to whom the programming is made available.

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

PROPRIETARY PROGRAMMING

    Wizja TV contains three channels, Wizja Jeden, Wizja Pogoda and Wizja Sport, that are owned and operated by the Company, although the Company intends to discontinue Wizja Jeden as of April 2001. The Company has established and intends to continue to establish entities to engage in the production of programming either to be included on the Company's proprietary channels, or to be licensed to the Company for distribution as part of the Wizja TV line-up.

    In addition, the Company has developed Wizja Pogoda as the weather channel, and Wizja Sport as the sports channel for its programming platform. Wizja Jeden is a Polish-language general entertainment channel. Wizja Sport offers a wide range of international and Polish sports events.

    In November 1997, the Company purchased 50% of WPTS Sp. z o.o. ("Twoj Styl"), a Polish company producing, among others, the leading Polish lifestyle magazine. The Company outsourced the publishing of a TV guide for its subscribers to Twoj Styl. During the year 2000, the Company decided to discontinue the TV guide service and consequently has terminated the arrangement with Twoj Styl for publishing the TV guide.

    On March 1, 2000, UPC Programming B.V., an affiliate of the Company, entered into joint a venture with MTV Networks B.V. for a 50% equity interest in MTV Polska for the purpose of producing a localized Polish MTV programming channel for distribution in Poland. The Company has agreed to sell certain assets of its subsidiary, Atomic TV, to UPC Programming B.V., which would in turn contribute these assets to the joint venture. As a result of the joint venture, MTV Polska has licensed the right to distribute the MTV Polska and VH1 programming channels in Poland to UPC Programming B.V. In turn, UPC Programming B.V. intends to novate such rights to Wizja TV B.V. Those carriage rights are used by UPC Telewizja Kablowa (previously Polska Telewizja Kablowa) and UPC Broadcast Centre Limited for distribution in Poland. As a result of the joint venture with MTV, the Atomic TV channel was discontinued as of July 2000.

    PREMIUM TELEVISION CHANNELS. The Company has introduced its own premium channel, Wizja Sport (although Wizja Sport was expanded into the basic package as of March 24, 2001), as well as premium channels supplied by third parties. The Company has also introduced a Polish-language version of premium movie channels to its cable subscribers for an additional monthly fee. Currently, two premium movie channels are available in Poland, Canal+ and the HBO Poland service. Both feature movies and also carry, or will carry, live sports and other entertainment. The Company has distributed Canal+ on a non-exclusive basis on some of its cable networks since entering into a preliminary distribution agreement with Canal+ in October 1995.

    The Company has signed agreements for the exclusive distribution on its D-DTH system, and non-exclusive distribution across its cable networks, for the HBO Poland service, a Polish-language premium movie channel owned in part by Home Box Office. HBO currently has exclusive rights in Poland to movies from Warner Bros., Columbia TriStar International Television and Buena Vista International.

    The Company offers the HBO Poland service on a promotional basis to D-DTH subscribers for a period of one to three months and offers the HBO Poland service to its cable subscribers through promotional campaigns. However, after this promotional period, the Company charges approximately $5.31 per month for this service. Only a limited number of subscribers continue the HBO Poland service past the expiration of the promotional period.

    ADVERTISING

    At Media, a wholly-owned subsidiary established to develop advertising opportunities for the Wizja TV programming package, currently offers commercial airtime on 14 of the Company's 28 channels on Wizja TV to major advertising agencies and advertisers in the Polish market.

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

    In addition, certain of the Company's competitors or their affiliates have substantial experience in the cable television industry and have significant resources (including financial resources and access to international programming sources). The largest competitors of the Company in Poland include Elektrim S.A., which owns at least two cable systems (including Aster City Cable
Sp. z o.o.) and Multimedia Polska S.A., a Polish entity.

    The Company's cable television business also competes with companies employing other methods of delivering television signals to the subscribers, such as terrestrial broadcast television signals and analog-direct to home ("A-DTH") television services, and with a multi-channel multi-point distribution system and D-DTH services (including the Company's own D-DTH service).

    D-DTH. The Company's D-DTH business competes with traditional third party cable systems, and terrestrial broadcast and A-DTH services as well as other potential D-DTH and MMDS services. TKP, which is partially owned by Canal+ S.A., currently offers a single channel Polish-language pay television service (including A-DTH). TKP operates a multi-channel D-DTH service in Poland under the name Cyfra+. In addition to this, Polsat S.A. (a Polish private broadcaster) launched its own D-DTH service in autumn 2000.

    The Company cannot predict whether other European or Polish broadcasters, such as BSkyB, Bertelsmann or Kirch, will choose to enter the Polish D-DTH market. Some of the Company's current and potential competitors, either alone or in joint ventures with other competitors, have either launched or announced plans to launch D-DTH systems for other European countries. Many of the Company's current and potential competitors may have greater financial, managerial and operational resources and more experience in the DTH business than the Company.

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

TRADEMARKS

    The Company, either itself, through its subsidiaries or its parent, has filed or is in the process of filing for registration of its various trademarks. The PTK logo was registered for use in connection with television and programming services in July 1997. Variations of PTK, Wizja, and Wizja TV have been registered in Poland, including but not limited to Wizja Kids, Wizja Sport and Wizja Movies. Also, numerous trademark applications have been filed in Poland for the various other Wizja trademarks.

Trademarks for UPC have been registered internationally. Additional applications for other Wizja trademarks and related trademarks will be filed in Poland in the near future.

EMPLOYEES

    At December 31, 2000, the Company had approximately 1,647 permanent full-time employees and approximately 42 part-time employees. In addition, as of that date the Company employed approximately 90 salesmen, some of whom may have received both commissions and a nominal salary, and from time to time the Company employs additional salesmen on an as needed, commission only basis. In a division of one of the Company's subsidiaries, a trade union, which has approximately 3 members, was formed in mid-1999. The Company believes that its relations with its employees are good.

                                   REGULATION

    The Company is subject to regulation in Poland, the U.K. and the European Union

POLAND

GENERAL

    In connection with negotiating its membership in the EU, Poland has started to adjust its legal system to EU requirements and currently is in the process of revising its telecommunications, broadcasting and copyright regulation. On July 21, 2000 the Polish Parliament passed the new Telecommunications Law (the "NTL") which changed the regulatory framework of telecommunications activities in Poland. The NTL replaced the Communications Act of 1990 (the "Communications Act") and became effective as of January 1, 2001.

    Until the end of the year 2000, the operation of cable and D-DTH television systems was regulated primarily by the Communications Act. As of January 1, 2001, the operation of those television systems has been regulated by the NTL. Operators are also subject to the provisions of the Polish Radio and Television Act of 1992 (the "Television Act").

    Currently the Polish telecommunications and media sector is regulated by:

    - The Polish Minister of Communications;

    - The Chairman of the Office for Telecommunications Regulation ("URT") (which replaced the Polish State Agency of Radiocommunications ("PAR"), established under the Communications Act); and

    - The Polish National Radio and Television Council (the "Council").

Cable television operators in Poland are required to obtain permits from the Chairman of the URT to operate public radio and television networks and must register certain programming that they transmit over their networks with the Council.

    Neither the Minister of Communications nor the Chairman of the URT currently has the authority to regulate the rates charged by operators of cable television and D-DTH services. However, excessive rates could be challenged by the Polish Anti-Monopoly Office should they be deemed to constitute monopolistic or other anti-competitive practices. The cable television and D-DTH operators in Poland are also subject to the Law on Copyright and Neighboring Rights of 1994 (the "Copyright Act") which provides intellectual property rights protection to authors and producers of programming. Under the terms of the Television Act, broadcasters in Poland are regulated by, and must obtain a broadcasting license from the Council.

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

COMMUNICATIONS ACT

    PERMITS. Until the end of the year 2000, the cable television operators were required to obtain permits from PAR to install and operate cable television systems. The Communications Act and the required permits issued by PAR had set forth the terms and conditions for providing cable television services.

    If a cable operator breached the terms of its permits or the provisions of the Communications Act, or if such operator has failed to acquire permits covering areas serviced by its networks, PAR could impose penalties on such operator, including:

    - fines;

    - the revocation of all permits covering the cable networks where such breach occurred; and

    - the forfeiture of the cable operator's cable networks.

    In addition, the Communications Act provided that PAR may not grant a new permit to, or renew an expiring permit held by, any applicant that has had, or that was controlled by an entity that has had, a permit revoked within the previous five years.

    On July 26, 2000, the Polish Ministry of Telecommunication issued a 15-year data transmission license to a subsidiary of the Company, authorizing that company to provide data transmission service to its customers throughout the territory of Poland, using its own networks and those leased from other licensed operators. This license allowed that subsidiary to provide Internet services to its customers. This license expired automatically with the entry of the NTL into force, i.e. as of January 1, 2001. The subsidiary may continue the provision of the services covered by the license. It must, however, notify the Chairman of the URT about the provision of the data transmission services by the end of March 2001 as described below. In certain cases listed below, the Chairman of the URT may object to the provision of the services by the subsidiary. In March 2001, the Company's subsidiary notified the Chairman of the URT of its activities concerning the provision of data transmission services and access to Internet.

    As of December 31, 2000, approximately 74.5% of the Company's cable plant runs through conduits leased from the Polish national telephone company ("TPSA"). If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company is currently in the process of introducing Internet services to its cable and D-DTH customers and renegotiating certain conduit agreements with TPSA.

    FOREIGN OWNERSHIP RESTRICTIONS. The Communications Act, which was in effect until January 1, 2001, provided that permits may only be issued to and held by Polish citizens, or companies in which foreign persons held no more than 49% of the share capital, ownership interests and voting rights. In addition, a majority of the management and supervisory board of any cable television operator holding permits must have been comprised of Polish citizens residing in Poland. These restrictions did not apply to any permits issued prior to July 7, 1995.

    THE COMPANY'S PERMITS AND NEW CORPORATE ORGANIZATIONAL STRUCTURE.

    To comply with the foreign ownership requirements discussed above, the Company restructured UPC Telewizja Kablowa Sp. z o.o. (formerly Polska Telewizja Kablowa Sp. z o.o.) ("UPC TK"), which operates most of the Company's cable networks. UPC TK owns many of the cable networks but certain networks are owned by UPC TK's affiliates and leased to UPC TK. The Company's subsidiary holds a 47% ownership stake in UPC TK while the remaining 53% are held by a Polish entity. PCI in turn, holds 49% of the Polish entity, and the remaining 51% interest in the Polish entity is owned by a Polish company. The Company believes that this ownership and operating structure complies with the requirements of Polish law. PAR has granted permits to the Company and its competitors, based on the lease of assets, for networks using an ownership and operating structure substantially similar to the one described above.

    Specifically, subsidiaries of the Company have received approximately 99 permits from PAR, covering all of the Company's basic subscribers at December 31, 2000, including subscribers for whom the Company's permits are deemed extended under Polish law pending the authority's response to the Company's permit renewal applications.

NEW TELECOMMUNICATION LAW

    Since January 1, 2001, the operation of cable and other television systems in Poland has been regulated under the NTL, which replaced the Communications Act.

    The NTL changes the licensing regime and the competency of telecommunication authorities. The NTL introduces a new authority--the Chairman of the URT. The Chairman of the URT has assumed most of the administration tasks previously performed by the Polish Minister of Communications and PAR. The Chairman of the URT is responsible for regulating telecommunication activities, including exercising control over operators and managing frequencies. The duties of the Minister of Communications are limited primarily to issuing secondary regulations. PAR along with the Polish State Telecommunications and Postal Inspection (PITiP) were liquidated as of January 1, 2001.

    Under the NTL, cable television operators are required to obtain a permit from the Chairman of the URT to operate public radio and television networks. The Chairman of the URT shall grant the permit to any interested entity authorized to do business in Poland and which complies with the conditions set forth in the NTL. Applications for renewals of permits may be refused only if during the validity of the permit there have been circumstances justifying the refusal, revocation or limitation of the scope of the permit.

    Under the NTL, an NTL permit must be revoked if:

    - a final court order prohibits the operator from conducting the business covered by the permit;

    - the operator fails to meet the legal requirements for the grant of the permit; or

    - the operator has failed to remedy a violation of the law within the designated time limit.

    The NTL permit may be revoked, if the operator breaches the provisions of the NTL, the permit or other decisions issued under the NTL in any way, does not pay the required fees, or a decision on the liquidation or declaration of bankruptcy of the operator has been made.

    Except for the operation of radio and television networks and public telephone networks, the performance of all other telecommunications activities requires only notification to the Chairman of the URT. The Chairman of the URT may disallow the performance of such activities within 21 days of the receipt of the notification if:

    - the notification violates the NTL;

    - the notification is incomplete; or

    - the information provided in the notification is false.

    Permits issued under the Communications Act are automatically transformed into NTL permits, if such permits are still required under the NTL. Thus, the permits for the installation and operation of cable television systems, granted to the Company's subsidiaries will become NTL permits. This rule does not apply to the provisions of the permits issued under the Communications Act, the exercise of which would constitute a violation of the NTL. All other licences, authorizations and assignments expired by force of the law as of January 1, 2001.

    Operators, who had obtained rights expiring automatically under the NTL may continue their telecommunications activities within their current scope, provided that they apply for NTL permits by the end of 2001, if these activities require an NTL permit. For telecommunications activities that only require notification, such as data transmission, operators may continue to provide these services, provided that they notify the Chairman of the URT by the end of March 2001, and the Chairman does not object.

    The NTL has eliminated most of the foreign ownership restrictions relating to telecommunications. However, the NTL does prohibit the provision of international telecommunications services using networks operated by foreign entities or companies with participation of foreign entities until December 31, 2002. Until this date, UPC TK will be subject to this restriction. UPC TK may, however, provide international telecommunication services using the networks of other authorized Polish operators. It may also provide these services, with the exception of international telephony services, by using its own radiocommunication networks. Such services may, until December 31, 2002, only be provided by TPSA.

    Under the NTL all operators are required to make their networks available to users who intend to commercially gather, process, storage, use or grant access to information for others.

    Operators that perform their activities on the basis of an NTL permit are required to allow other operators operating public networks to use their buildings, lines, conduits, poles, towers and masts, in particular, allowing them to use telecommunications equipment, where these activities would be impossible without such infrastructure sharing or would involve a significant cost. Operators are required to specify the conditions of the joint use in an agreement. If the parties cannot agree to specific conditions, either party may request the Chairman of the URT to issue a decision on joint use.

TELEVISION ACT

    THE POLISH NATIONAL RADIO AND TELEVISION COUNCIL. The Council, an independent agency of the Polish government, was created under the Television Act to regulate broadcasting in Poland. The Council has regulatory authority over both the programming that cable television operators transmit over their networks and the broadcasting operations of broadcasters.

    REGISTRATION OF PROGRAMMING. Under the Television Act, cable television operators must register each channel and the programming, which will be aired on that channel with the Chairman of the Council prior to transmission. The Company's subsidiaries have registered most of the programming that they transmit on their cable networks, except programming transmitted on networks for which they do not have permits. The Chairman of the Council may revoke the registration of any of the Company's programming, or may not register all additional programming that the Company desires to transmit over the Company's networks. In addition, the Council may take action regarding unregistered programming that the Company transmits over cable networks for which the Company does not yet have NTL permits. This pertains to areas for which permit applications cannot be made until all permit requirements are satisfied (including obtaining agreements with the cooperative authorities, upgrading of the acquired networks to meet technical standards where necessary and satisfying foreign ownership limitations). Such actions could include the levying of monetary fines against the Company, and the seizure of equipment involved in transmitting such unregistered programming as well as criminal sanctions against the Company's subsidiaries' management. These actions could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    - secure additional licenses from the Chairman of the Council and permits from URT;

    - modify the nature and content of its programming;

    - pay fines or other penalties for lack of compliance with these regulations; and

    - comply with Polish regulations governing ownership structure and the production and transmission of programming across a D-DTH system.

REQUIREMENTS CONCERNING PROGRAMS BROADCAST FROM POLAND

    The Television Act requires broadcasters intending to broadcast TV programs from Poland to obtain a broadcast license. The licenses are granted by the Chairman of the Council. The applicant in order to obtain such a license must be, inter alia, in compliance with the above foreign ownership restrictions. The broadcaster shall comply with the requirements of the Television Act regarding the programming, inter alia, pertaining to Polish productions, commercials, and others.

    The acquisition or take over of the licenced broadcaster's shares or rights thereof by a foreign entity or a dependent entity thereof requires the consent of the Chairman of the Council. An acquisition or take over executed without the necessary approval is invalid.

    In November 2000, Polska Telewizja Cyfrowa Sp. z o.o., owned in part by a subsidiary of the Company, was issued broadcasting licenses for Wizja Sport and Wizja Jeden by the National Broadcast Council. The National Broadcast Council has also issued a satellite platform license to Polska Telewizja Cyfrowa
Sp. z o.o. for Wizja Sport, Wizja Jeden and certain third party programming. Polska Telewizja Cyfrowa Sp. z o.o. is considered to be a broadcaster under the Polish law, although these licenses have not yet been used.

COPYRIGHT PROTECTION

    Television operators, including cable and D-DTH operators, in Poland are subject to the provisions of the Polish Copyright Act, which governs the enforcement of intellectual property rights. In general, the holder of a Polish copyright for a program transmitted over the cable networks of a cable television operator or the system of a D-DTH operator has a right to receive compensation from such operator or to prevent transmission of the program. A bill currently pending in the Parliament regarding copyrights, if adopted, would abolish the statutory license for cable operators for simultaneous transmissions of programs broadcasted by other broadcasters. The new act is expected to be passed by the Parliament by the end of the year 2001. The adoption of this act may result in an increase of the fees paid by cable operators.

    The rights of Polish copyright holders are generally enforced by organizations for collective copyright administration and protection such as Zwiazek Autorow i Kompozytorow Scenicznych ("ZAIKS") and Zwiazek Artystow Scen Polskich ("ZASP"), and can also be enforced by the holders themselves. Most of the Company's cable subsidiaries operate under a contract with ZASP and all of its cable subsidiaries operate under a contract with ZAIKS. A violation of the Copyright Act by a cable television operator also constitutes a violation of the Communications Act and of the operator's permits. See "--Television Act" for a discussion of the penalties and consequences associated with violations of the Television Act and "--Communications Act" and "--New Telecommunications Law" for a discussion of the penalties and consequences associated with violations of the Communications Act or the New Telecommunications Law and of a television operator's permits.

ANTI-MONOPOLY ACT

    EXCLUSIVE PROGRAMMING AGREEMENTS. Some of the programming agreements that the Company has entered into for its cable networks and its D-DTH service contain exclusivity clauses which restrict or prohibit the provider of such programming from providing such programming to other cable or D-DTH operators. Although such exclusivity clauses are not specifically prohibited under the Anti-Monopoly Act, such agreements may be found unlawful, and therefore unenforceable, if they restrict or hinder competition or otherwise involve the abuse of a dominant position. A decision by the Anti-Monopoly Office to deem one or more of these programming agreements as void due to the fact that it contains an illegal exclusivity clause could have a material adverse effect on the Company's business and financial results in that such a decision would potentially reduce the commercial value of these contracts and could reduce the consumer of appeal of the programming offered on the Company's cable networks and its D-DTH system.

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

    RECENT ANTI-MONOPOLY OFFICE FINDINGS WITH RESPECT TO THE COMPANY AND ITS
     SUBSIDIARIES.

    The Anti-Monopoly Office issued a decision that PCI had achieved a dominant position and abused that dominant position by: (1) failing to create a uniform system for customer complaints, (2) increasing rates without providing subscribers a detailed basis for the price increases, and (3) changing the programming line-up without sufficient notice to subscribers. The Anti-Monopoly Office did not impose a fine in connection with its decision. The Company appealed both the finding of dominance and the finding that it acted improperly in its relations with subscribers. In another decision, the Anti-Monopoly Court agreed with the Company's position and overturned the Anti-Monopoly Office's decision. The Anti-Monopoly Office is appealing the Anti-Monopoly Court's decision.

    In another market, the Anti-Monopoly issued a decision that PCI had achieved a dominant position and abused that dominant position by: increasing rates without providing subscribers a detailed basis for the price increases; and changing the programming offer. The Anti-Monopoly Office imposed a fine of 50,000 zloty (the equivalent of $12,068). The Company is appealing both the finding of dominance and the finding that it acted improperly in its relations with subscribers.

UNITED KINGDOM

BROADCASTING REGULATION

    Most of the channels in the Company's D-DTH service are regulated by U.K. authorities (primarily the Independent Television Commission) as satellite television services ("STS"). Under the U.K. Broadcasting Act 1990 (the "Broadcasting Act") (as amended), satellite broadcasters established in the U.K. are required to obtain an STS license. UPC Broadcast Centre has received an STS license for Atomic TV (discontinued as of July, 2000), Wizja Jeden (to be discontinued as of April 2001), Wizja Sport, and Wizja Pogoda (although only the licenses for Wizja Jeden, Wizja Sport and Wizja Pogoda are being used). For most of the other channels on Wizja TV, the relevant channel supplier is required to obtain an STS license from the Independent Television Commission or another competent authority. The Independent Television Commission has wide discretion to vary the conditions of licenses issued under the Broadcasting Act or amend its codes (including codes on electronic programming guides, advertising sponsorship and content) to which U.K.-licensed broadcasters are subject. Under the terms of its Astra transponder agreements, the Company cannot carry programming if the channel supplier does not have a valid broadcast license for that programming from a competent authority. An STS license is issued for an initial period of 10 years but can be renewed.

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

    The CA 1998 provides the Director General of Fair Trading ("DGFT") with enhanced powers to investigate potential anti-competitive agreements and conduct, including the power to require the production of any document or other information which the DGFT considers relevant to the investigation and wide powers of entry and search. The DGFT can impose fines for the infringement of the CA of up to 10 per cent of U.K. turnover per annum for each year of infringement, up to a maximum of three years. Competition rulings made by the DGFT are subject to appeal to the Competition Commission and Restrictive Practices Court. UPC Broadcast Centre is not involved in any current proceedings relating to competition law before the U.K. courts nor are any investigations which involve the Company underway before any authority exercising powers under the CA 1998. For a more detailed description of Articles 81 and 82, see the discussion in "--European Union--Regulation of Competition".

EUROPEAN UNION

BROADCASTING REGULATION

    TELEVISION WITHOUT FRONTIERS DIRECTIVE. The Television Without Frontiers Directive sets forth the following basic principles for the regulation of broadcasting activity in the EU:

    - Each EU broadcasting service should be regulated by the authorities of one member state (the "home member state") and some minimum standards should be required by each member state of all broadcasting services which that state's authorities regulate. (The U.K., which is regarded as the Company's "home member state" for the purposes of its D-DTH services because UPC Broadcast Centre is established in the U.K. and is the licensed broadcaster of its proprietary channels, has adopted a variety of statutory and administrative measures based on the Directive to give effect to the requirements of the Directive.)

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

    A change to the 1989 European Convention on Transfrontier Television was agreed on September 9, 1998. This amendment would have been effective if and when all member states have signed the amendment or automatically on October 1, 2000, unless a member state objects to such amendment coming into force. Following the France objection this amendment has not yet entered into force. This amendment, if it becomes effective, would have three significant effects:

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

POLAND'S EU MEMBERSHIP APPLICATION

    In 1994 Poland made an official application for membership of the EU. Negotiations on the terms of Poland's proposed admission to the EU commenced in March 1998. Poland has announced 2006 as a target date for accession. If Poland joins the EU, it would be required to implement and obey all of the laws and regulations emanating from the European Commission, including the Television Without Frontiers Directive and EC competition law in their then current versions.

ITEM 2. PROPERTIES

    On December 31, 2000, the Company owned equipment used for its cable television business, including 93 headends for cable networks, and approximately 4,924 kilometers of cable plant. The Company has approximately 179 lease agreements for offices, storage spaces and land adjacent to the buildings. The total area leased amounts to approximately 34,000 square meters. The areas leased by the Company range from 1.25 square meters up to 6,582 square meters. The agreements are for specified and unspecified periods of time and those for an unspecified period may be terminated with relatively short notice periods by either party, usually three months.

    The Company has entered into conduit leases with TPSA (the Polish national telephone company) and, in certain cases, with other entities. The majority of the TPSA leases require the Company to bear the costs of the maintenance of the cable. The Company may not sublease the conduit or cables or allow a third party to use the conduits or cables free of charge without TPSA's consent. The rental charge for the conduit is usually determined on each 100 meters of conduit occupied. The agreements also contain indexation clauses for rent adjustment purposes (based on the change of U.S. dollar exchange rates or on the increase of real maintenance costs). A substantial portion of the Company's contracts with TPSA for the use of such conduits permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause. Any termination by TPSA of such contracts could result in the Company losing its permits, the termination of agreements with cooperative authorities and programmers, and an inability to service customers with respect to the areas where its networks utilize the conduits that were the subject of such TPSA contracts. For a list of the reasons for which TPSA can terminate a conduit agreement, the proportion of the Company's cable subscribers serviced by conduits leases subject to immediate termination and the consequences to the Company of the loss of those conduit leases, see "Business--Cable Television--Technology and Infrastructure."

    During 2000, the Company entered into a 5 year office lease for a new head office in Warsaw. The Company's cable operations and main headend have been located in this space as of February 2001.

    The Company believes that its existing owned properties, lease agreements and conduit agreements are adequate for purposes of the Company's cable television operations, although additional space and conduits will be needed in the future if the Company acquires other cable television networks.

    In connection with its D-DTH service and the development of its programming business, the Company has leased office space and premises providing satellite receiving (to receive programs from suppliers), production, post-production and program packaging facilities. This space is in aggregate approximately 1,637 square meters and is located in Maidstone, U.K.

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

    The Company demanded monies from TKP as a result of the failure to execute the definitive agreements by the Signature Date. While the Company was waiting for the expiration of the 10-day period for payment of the break-up fee, TKP initiated arbitration proceedings before a three member-arbitration panel in Geneva, Switzerland. In their claim, TKP and its shareholders alleged that the Company breached its obligation to negotiate in good faith and to use its best efforts to agree and execute the definitive agreements and claimed the Company was obligated to pay TKP $10 million pursuant to the letter of intent. The Company answered and brought counterclaims against TKP and its shareholders. The arbitration hearings were conducted in Geneva in June 1999. On June 26, 2000, the arbitration tribunal awarded TKP $10 million plus interest and costs and dismissed the Company's request for damages against TKP and its shareholders. Following the award, the Company decided not to appeal. During the second quarter of the year 2000, the Company accrued $12.0 million related to the arbitration. The award of $12,218,100 was paid on October 27, 2000.

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

    On or about March 31, 2000 the parties to the lawsuit reached a settlement. In accordance with the settlement, on June 2, 2000 Wizja TV B.V., an affiliate of PCI, purchased approximately 1.4% of the outstanding shares of PCBV for a price of approximately $2.2 million. The case has been dismissed and releases exchanged. The aforementioned settlement does not include the remaining minority shareholders.

    In addition to the Ohio lawsuit, other minority shareholders of PCBV (representing an additional approximately 6% of the shares of PCBV, hereinafter the "Reece Group") have asserted claims against the past and present directors or officers of, or members of the Board of Managers of, PCI, PCBV and the Company or one or more controlling shareholders of the Company but have not yet filed suit.

    The claims by the Reece Group consist of allegations previously made by Reece Communications, Inc. ("RCI"). RCI's allegations were premised on, among other things, alleged acts, errors, omissions, misstatements, misleading statements or breaches of duty by the aforementioned officers, directors, or controlling shareholders. Although the Company has defenses to the Reece Group's allegations, the Company is presently attempting to negotiate a settlement of those claims and a simultaneous purchase of the Reece Group's PCBV shares.

    On January 27, 2000, the Groupe Jean-Claude Darmon ("Darmon"), a French company, commenced legal proceedings against Wizja TV Sp. z o.o., a subsidiary of the Company, and SPN Widzew SSA Sportowa Spolka Akcyjna (Lodz Football Club) in the Paris Commercial Court ("Tribunal de Commerce de Paris").

    Wizja TV Sp. z o.o. has been accused of infringing broadcast and advertising rights which Darmon purports to hold. Darmon has accused Wizja TV Sp. z o.o. of interrupting the broadcast signal of the UEFA Cup match on October 21, 1999 between Lodz Football Club and AS Monaco. Darmon seeks damages in the amount of 13,025,000 French francs (approximately $1,760,674) from Wizja Sp. z o.o. The Company is unable to predict the outcome of this case.

    For a discussion of certain Anti-Monopoly Office's findings relating to the Company, see "Business--Regulation--Poland--Anti-Monopoly Act."

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    UPC Polska, Inc.'s common stock is owned by UPC and is not traded on any public trading market.

ITEM 6. SELECTED FINANCIAL DATA

    Set forth below are selected consolidated financial data of the Company for each of the periods in the five years period ended December 31, 2000. The Company for the three years ended December 31, 1998 and the period from January 1, 1999 through August 5, 1999 prior to the Company's acquisition by UPC ("Acquisition"), is herein referred to as "Predecessor" and the Company from August 6, 1999 through December 31, 1999 and the year ended December 31, 2000 after Acquisition is referred to as the "Successor". The selected consolidated financial data set forth below have been derived from the consolidated financial statements of the Company and the notes thereto prepared in conformity with generally accepted accounting principles as applied in the United States, which have been audited by the Company's independent accountants (the "Consolidated Financial Statements") during the respective periods. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein:

                                                            PREDECESSOR                                SUCCESSOR
                                          ------------------------------------------------   -----------------------------
                                                                              PERIOD FROM     PERIOD FROM
                                                                               JANUARY 1,    AUGUST 6, 1999
                                               YEAR ENDED DECEMBER 31,        1999 THROUGH      THROUGH        YEAR ENDED
                                          ---------------------------------    AUGUST 5,      DECEMBER 31,    DECEMBER 31,
                                            1996       1997         1998          1999            1999            2000
                                          --------   ---------   ----------   ------------   --------------   ------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
Revenues................................  $ 24,923   $  38,138   $   61,859    $   46,940      $   38,018      $  133,583
Operating expenses:
  Direct operating expenses.............    (7,193)    (14,621)     (61,874)      (70,778)        (69,351)       (132,154)
  Selling, general and administrative
    expenses (1) .......................    (9,289)    (49,893)     (74,494)      (51,034)        (46,874)        (63,156)
  Depreciation and amortization.........    (9,788)    (16,294)     (26,304)      (23,927)        (40,189)       (109,503)
                                          --------   ---------   ----------    ----------      ----------      ----------
Operating loss..........................    (1,347)    (42,670)    (100,813)      (98,799)       (118,396)       (171,230)
Interest and investment income..........     1,274       5,754        3,355         2,823             731           1,329
Interest expense........................    (4,687)    (13,902)     (21,957)      (28,818)        (24,459)        (73,984)
Equity in losses of affiliated
  companies.............................        --        (368)      (6,310)       (1,004)           (291)           (895)
Foreign exchange gain / (loss), net.....      (761)     (1,027)        (130)       (2,188)         (2,637)          3,397
Non-operating income....................        --          --           --            --           1,977             591
Impairment..............................        --          --           --            --          (1,091)         (7,734)
Loss before income taxes, minority
  interest and extraordinary item.......    (5,521)    (52,213)    (125,855)     (127,986)       (144,166)       (248,526)
Income tax (expense)/ benefit...........    (1,273)        975         (210)          (30)            (11)           (285)
Minority interest.......................     1,890      (3,586)          --            --              --              --
                                          --------   ---------   ----------    ----------      ----------      ----------
Loss before extraordinary item..........    (4,904)    (54,824)    (126,065)     (128,016)       (144,177)       (248,811)
Extraordinary item - loss on early
  extinguishment of debt................    (1,713)         --           --            --              --              --
                                          --------   ---------   ----------    ----------      ----------      ----------
  Net loss..............................    (6,617)    (54,824)    (126,065)     (128,016)       (144,177)       (248,811)

Accretion of redeemable preferred
  stock.................................    (2,870)     (2,436)          --        (2,436)             --              --
Preferred stock dividend................    (1,738)         --           --            --              --              --
(Excess)/deficit carrying value of
  preferred stock (over)/under
  consideration paid (2)................     3,549     (33,806)          --            --              --              --
                                          --------   ---------   ----------    ----------      ----------      ----------
Net loss applicable to holders of common
  stock.................................  $ (7,676)  $ (91,066)  $ (126,065)   $ (130,452)     $ (144,177)     $ (248,811)
                                          ========   =========   ==========    ==========      ==========      ==========
Basic and diluted loss per common
  share.................................  $  (0.44)  $   (3.68)  $    (3.78)   $    (3.90)            N/A             N/A
                                          ========   =========   ==========    ==========      ==========      ==========

                                                 PREDECESSOR                      SUCCESSOR
                                       -------------------------------   ---------------------------
                                                                            AS OF          AS OF
                                                                         DECEMBER 31,   DECEMBER 31,
                                         1996       1997        1998         1999           2000
                                       --------   ---------   --------   ------------   ------------
                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEETS DATA:
  Cash and cash equivalents..........  $ 68,483   $105,691    $ 13,055    $   35,520     $    8,879
  Property, plant and equipment,
    net..............................    84,833    117,579     213,054       218,784        291,512
  Total assets.......................   217,537    307,096     348,374     1,218,871      1,235,154
  Total notes payable................   130,074    130,110     263,954       534,696        721,442
  Redeemable preferred stock.........    34,955         --          --            --             --
  Total stockholders' equity.........    31,048    152,355      33,656       606,960        403,222

- ------------------------

(1) The year ended December 31, 1997 includes a non-cash compensation expense of $18,102,000 relating to the granting of certain management stock options. See note 17 to the Consolidated Financial Statements.

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

    Until the limited launch of the Company's D-DTH business on July 1, 1998 and subsequent full-scale launch on September 18, 1998, the Company's revenues were derived entirely from its cable television business and programming related thereto. The Company's revenue has increased 57.2% from $85.0 million in the year ended December 31, 1999 to $133.6 million in the year ended December 31, 2000. This increase was due primarly to internal growth in subscribers through increased penetration, increases in subscription rates, further development of the Wizja TV programming package, sales of programming and up link services, and advertising sales.

    Prior to June 1997, the Company's expenses were primarily incurred in connection with its cable television business and programming related thereto. Since June 1997, the Company has been incurring, in addition to expenses related to its cable television and programming businesses, expenses in connection with the operation of its D-DTH business and Wizja TV.

    The Company generated an operating loss of $171.2 million for the year ended December 31, 2000, primarily due to the significant costs associated with the development of the Company's D-DTH and programming businesses, promotion of those businesses, the development, production and acquisition of programming for Wizja TV, the amortization of additional goodwill pushed down to the Company as a result of the Merger and fees paid for services in connection with the acquisition by UPC.

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

    In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in losses of affiliated companies, income taxes, gains and losses of fixed assets disposals and impairment results, and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of profit and loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity.

    The following table presents an aggregation of the Company's segment results of operations for the year ended December 31, 2000 with comparatives for the seven and five months of 1999, aggregate year ended December 31, 1999 and year ended December 31, 1998.

SEGMENT RESULTS OF OPERATIONS

                                           SUCCESSOR                           PREDECESSOR
                                   --------------------------   ------------------------------------------
                                                                                AGGREGATE
                                    YEAR ENDED                                  YEAR ENDED     YEAR ENDED
                                   DECEMBER 31,   FIVE MONTHS   SEVEN MONTHS   DECEMBER 31,   DECEMBER 31,
                                       2000         OF 1999       OF 1999          1999           1998
                                   ------------   -----------   ------------   ------------   ------------
REVENUES
Cable............................       68,781        27,027        35,434         62,461          52,971
D-DTH............................       51,239         8,230        10,675         18,905           9,048
Programming......................       68,697        14,910        15,926         30,836          13,819
Corporate and Other..............           --            --            --             --              --
Intersegment elimination.........      (55,134)      (12,149)      (15,095)       (27,244)        (13,979)
                                     ---------     ---------      --------      ---------       ---------
TOTAL............................      133,583        38,018        46,940         84,958          61,859

OPERATING LOSS
Cable............................      (44,581)      (26,923)      (11,936)       (38,859)        (23,066)
D-DTH............................      (47,284)      (40,846)      (44,832)       (85,678)        (35,247)
Programming......................      (71,858)      (45,859)      (28,094)       (73,953)        (33,800)
Corporate and Other..............       (7,507)       (4,768)      (13,937)       (18,705)         (8,700)
                                     ---------     ---------      --------      ---------       ---------
TOTAL............................     (171,230)     (118,396)      (98,799)      (217,195)       (100,813)

EBITDA
Cable............................        1,203        (8,765)        1,883         (6,882)         (1,431)
D-DTH............................       (6,932)      (28,184)      (37,753)       (65,937)        (34,012)
Programming......................      (48,491)      (36,507)      (25,083)       (61,590)        (30,366)
Corporate and Other..............       (7,507)       (4,751)      (13,919)       (18,670)         (8,700)
                                     ---------     ---------      --------      ---------       ---------
TOTAL............................      (61,727)      (78,207)      (74,872)      (153,079)        (74,509)

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

CABLE SEGMENT OVERVIEW

    The Company's revenues in its cable segment have been and will continue to be derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges cable subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. Through its cable segment, the Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At December 31, 2000, approximately 70.7% of the Company's cable subscribers received its basic package compared to 71.6% for the year ended December 31, 1999. For the year ended December 31, 2000, approximately 97.3% of the Company's cable revenue was derived from monthly subscription fees compared to approximately 94.0% for the year ended December 31, 1999.

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

    During 1999 and 2000, management completed or was in the process of completing several strategic actions in support of its cable business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial 11 channels of primarily Polish-language programming, to its basic cable subscribers. Since that date, the basic Wizja TV package has been expanded to 28 channels. Management believes that this selection of high quality primarily Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber penetration rates. The Company has continued to invest in upgrading its networks in order to provide additional revenue generating services to its customers and continue to improve the security of that network.

    During the fourth quarter of the year 2000, the Company began providing Internet services to its cable television customers and has been investing in upgrading its network to provide this service. Individual and home office Internet subscribers are charged a monthly subscription fee of $48.00 and $60.00, respectively. The standard installation fee is approximately $59.00 for buildings with multiple apartments and approximately $120.00 for single family dwellings.

    The Company has implemented a pricing strategy designed to increase revenue per cable subscriber and its profit margin. The Company has increased the monthly price for the "basic" package to reflect the increased channel availability, and the premium channels, the HBO Poland service and Wizja Sport, have been offered to cable customers for an additional monthly charge. However, as of March 24, 2001, Wizja Sport is no longer a premium channel, but has been expanded to the basic package. The Company is in the process of encrypting the HBO Poland service on cable for all premium channel subscribers. This encryption and installation process is completed in all major systems and is expected to be rolled out in the remaining Company's systems in 2001.

    The cable segment generated operating losses of $44.6 million for 2000, $38.9 million for aggregated 1999 and $23.1 million for 1998 primarily due to the purchase of Wizja TV programming for $24.4 million, $21.0 million and $12.9 million in 2000, 1999 and 1998, respectively and the amortization of a goodwill pushed down to the Company as a result of the Merger.

D-DTH SEGMENT OVERVIEW

    The Company continues to distribute D-DTH reception systems through the network of Philips' authorized retailers as well as a separate direct sales force. During the year the Company increased its subscriber base from approximately 254,000 to approximately 415,000. In addition, it also managed to increase the number of premium subscriptions purchased from its basic customers from approximately 220,000 to approximately 370,000.

    During the year 2000, the Company has focused on continuing to expand its D-DTH subscriber base, increase the revenues generated per subscriber and reduce its operating costs.

    During the fourth quarter of the year 2000, the Company began providing Internet services to its D-DTH customers. Internet subscribers are charged a subscription fee of $29.00 per month. The standard activation and installation fees are approximately $72.00 and $96.00, respectively.

    The Company expects to continue to incur operating losses and negative cash flows related to its D-DTH business at least for the next year while it develops and expands its D-DTH subscriber base. The Company's D-DTH business plan requires the funding of substantial capital expenditures and promotional incentives in order to expand its D-DTH business.

PROGRAMMING SEGMENT OVERVIEW

    The principal objective of the Company for the programming segment is to develop, acquire and distribute high quality programming that can be commercially exploited throughout Poland through its D-DTH and cable television systems, and to develop and maximize advertising sales.

    PROGRAMMING. The Company, both directly and through joint ventures, produces television programming for distribution. The Company has developed a multi-channel, primarily Polish-language programming platform under the brand name Wizja TV. Wizja TV's current channel line-up includes three channels, Wizja Jeden, Wizja Pogoda and Wizja Sport, that are owned and operated by the Company, and 25 channels that are produced by third parties, 8 of which are broadcast under exclusive agreements for pay television in Poland. The Company intends to discontinue Wizja Jeden as of April 2001.

    During the year 2000, UPC Broadcast Centre began providing D-DTH transmission services and purchased and sold programming rights to other subsidiaries of UPC in Hungary, the Czech Republic and Slovakia.

2000 COMPARED WITH 1999

CABLE SEGMENT

    CABLE TELEVISION REVENUE. Revenue increased $6.3 million or 10.1% from $62.5 million in the year ended December 31, 1999 to $68.8 million in the year ended December 31, 2000. This increase was primarily attributable to a 1.9% increase in the number of basic and intermediate subscribers from approximately 783,000 at December 31, 1999 to approximately 798,000 at December 31, 2000, as well as an increase in monthly subscription rates.

    Revenue from monthly subscription fees represented 94.0% of cable television revenue for the year ended December 31, 1999 and 97.3% for the year ended December 31, 2000. During the year ended December 31, 2000, the Company generated approximately $4.5 million of additional premium subscription revenue as a result of providing the HBO Poland and Wizja Sport channels to cable subscribers as compared to $2.1 million for the year ended December 31, 1999 (although the Company expanded Wizja Sport into its basic package as of March 24, 2001).

    DIRECT OPERATING EXPENSES. Direct operating expenses decreased $0.7 million or 1.5%, from $45.8 million for the year ended December 31, 1999 to $45.1 million for the year ended December 31, 2000, principally as a result of restructuring programming agreements with Wizja TV B.V., a subsidiary of the company in the programming segment. Direct operating expenses decreased from 73.3% of revenues for the year ended December 31, 1999 to 65.6% of revenues for the year ended December 31, 2000. However, without considering the intersegment charge for Wizja TV programming package, direct operating expenses as a percentage of revenue would have been 30% and 39.7% in the year ended December 31, 2000 and 1999, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $1.0 million or 4.3% from $23.5 million for the year ended December 31, 1999 to $22.5 million for the year ended December 31, 2000, principally as a result of decreases in administrative expenses. Selling, general and administrative expenses decreased from 37.6% of revenues for the year ended December 31, 1999 to 32.7% for the year ended December 31, 2000.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $13.8 million, or 43.1%, from $32.0 million for the year ended December 31, 1999 to $45.8 million for the year ended December 31, 2000 principally as a result of depreciation and amortization of additional goodwill pushed down as a result of the merger with UPC and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 51.2% for the year ended December 31, 1999 to 66.6% for the year ended December 31, 2000.

    OPERATING LOSS. Each of these factors contributed to an operating loss of $44.6 million for the year ended December 31, 2000 and $38.9 million for the year ended December 31, 1999.

D-DTH SEGMENT

    D-DTH REVENUE. D-DTH revenue increased $32.3 million or 170.9% from $18.9 million for the year ended December 31, 1999 to $51.2 million for the year ended December 31, 2000. This increase is primarily due to the increase in subscribers from 254,092 as at the end of 1999 to 414,692 as at the end of 2000.

    DIRECT OPERATING EXPENSES. Direct operating expenses decreased $12.9 million or 26.3% from $49.0 million for the year ended December 31, 1999 to $36.1 million for the year ended December 31, 2000. These decreases principally were the net result of: the $31.7 million cost related to D-DTH reception systems sold below cost and the write down of D-DTH reception systems included in inventory from April 1, 1999 to November 8, 1999 to net realizable value, and increase in programming cost of $20.4 million from $10.7 million in 1999 to $31.1 million in 2000.

    Direct operating expenses decreased from 259.3% of revenue for the year ended December 31, 1999 to 70.5% for the year ended December 31, 2000. Excluding the write down of D-DTH reception systems to net realizable value and cost related to DDTH reception systems sold below cost, direct operating expenses as a percentage of revenue would have been 91.5% in 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $13.8 million or 38.4% from $35.9 million for the year ended December 31, 1999 to $22.1 million for the year ended
December 31, 2000. As a percentage of revenue, selling, general and administrative expenses amounted to approximately 189.9% and 43.2% for the years ended December 31, 1999 and 2000, respectively. The decrease in selling, general and administrative expenses was attributable mainly to decrease in sales and marketing expenses associated with promotion of the Company's D-DTH service and Wizja TV programming platform.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization charges increased $20.7 million or 105.1% from $19.7 million for the year ended December 31, 1999 to $40.4 million for the year ended December 31, 2000, principally as a result of additional goodwill pushed down as a result of the Merger with UPC and an increased number of D-DTH decoders. Depreciation and amortization expense as a percentage of revenues decreased from 104.2% for the year ended December 31, 1999 to 78.9% for the year ended December 31, 2000.

    OPERATING LOSS. Each of these factors contributed to an operating loss of $85.7 million for the year ended December 31, 1999 compared to an operating loss of $47.3 million for the year ended December 31, 2000.

PROGRAMMING SEGMENT

    PROGRAMMING REVENUE. Programming revenue increased $37.9 million or 123.1% from $30.8 million for the year ended December 31, 1999 to $68.7 million for the year ended December 31, 2000. Revenue from the provision of the Wizja TV programming package to the Company's cable and DTH systems, which was eliminated as a result of the consolidation of the Company's financial results, represented $27.2 million and $55.1 million or 88.3% and 80.2% of programming revenue for the year ended December 31, 1999 and 2000, respectively.

    DIRECT OPERATING EXPENSES. Direct operating expenses increased $32.3 million or 44.5% from $72.6 million for the year ended December 31, 1999 to $104.9 million for the year ended December 31, 2000. These increases principally were the result of a $16.6 million increase in programming costs in the year ended December 31, 2000, and costs associated with the lease of four transponders on the Astra satellites which provide the capability to deliver the Company's Polish-language programming platform to cable and D-DTH customers in Poland. Direct operating expenses decreased from 235.7% of revenue for the year ended December 31, 1999 to 152.7% for the year ended December 31, 2000.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $7.6 million or 38.2% from $19.9 million for the year ended December 31, 1999 to $12.3 million for the year ended
December 31, 2000. As a percentage of revenue, selling, general and administrative expenses amounted to approximately 64.6% and 17.9% for the years ended December 31, 1999 and 2000, respectively. The decrease in selling, general and administrative expenses was attributable to a decrease in professional fees associated with obtaining long-term programming contracts and broadcast/exhibition rights.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization charges increased $11.0 million or 88.7% from $12.4 million for the year ended
December 31, 1999 to $23.4 million for the year ended December 31, 2000, principally as a result of additional goodwill pushed down as a result of the Merger with UPC. Depreciation and amortization expense as a percentage of revenues decreased from 40.3% for the year ended December 31, 1999 to 34.1% for the year ended December 31, 2000.

    OPERATING LOSS. Each of these factors contributed to an operating loss of $74.0 million for the year ended December 31, 1999 compared to an operating loss of $71.8 million for the year ended December 31, 2000.

CORPORATE AND OTHER SEGMENT

    Corporate and other segment consists of corporate overhead costs. The Company continues to evaluate opportunities for improving its operations and reducing its cost structure. Corporate net expenses amounted to $7.5 million for the year ended December 31, 2000 as compared to $18.7 million for the corresponding period in 1999. This decrease is the result of the $9.1 million administration cost incurred in 1999 with relation to the Merger.

NON OPERATING RESULTS

    INTEREST EXPENSE. Interest expense increased $20.7 million, or 38.8%, from $53.3 million for the year ended December 31, 1999 to $74.0 million for the year ended December 31, 2000 mainly as a result of the accretion of interest of the $252 million aggregate principal amount at maturity of the Company's 14 1/2% Senior Discount Notes due 2009, which were issued on January 22, 1999 and Series C Senior Discount Notes due 2008, which were issued on January 20, 1999.

    INTEREST AND INVESTMENT INCOME. Interest and investment income decreased $2.3 million, or 63.9%, from $3.6 million for the year ended December 31, 1999 to $1.3 million for the year ended December 31, 2000, primarily due to reduction of cash balances hold in investment founds and decrease in interest rates.

    EQUITY IN LOSSES OF AFFILIATED COMPANIES. The Company recorded $1.3 million of equity in losses of affiliated companies for the year ended December 31, 1999 and $0.9 million for the year ended December 31, 2000. This equity in losses resulted from the Company's 50% investment in Twoj Styl, a publishing company and 20% investment in Fox Kids Poland, a channel content provider and 30% investment in Mazowiecki Klub Sportowy Sportowa Spolka Akcyjna, a Polish basketball team.

    FOREIGN EXCHANGE GAINS AND LOSSES, NET. For the year ended December 31, 2000 foreign exchange gain amounted to $3.4 million. For the year ended December 31, 1999 foreign exchange loss amounted to $4.8 million.

    NET LOSS. For the years ended December 31, 1999 and 2000, the Company had net losses of $272.2 million and $248.8 million, respectively. These losses were the result of the factors discussed above.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders decreased from a loss of $274.6 million for the year ended December 31, 1999 to a loss of $248.8 million for the year ended December 31, 2000 due to the factors discussed above.

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

    DIRECT OPERATING EXPENSES. Direct operating expenses increased $11.0 million or 31.6%, from $34.8 million for the year ended December 31, 1998 to $45.8 million for the year ended December 31, 1999, principally as a result of the purchase of the Wizja TV programming package from the Company's Programming segment and higher levels of technical personnel and increased maintenance expenses associated with recently acquired networks as well as the increased size of the Company's cable television system.

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

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $10.4 million, or 48.1%, from $21.6 million for the year ended December 31, 1998 to $32.0 million for the year ended December 31, 1999 principally as a result of depreciation and amortization of additional goodwill pushed down as a result of the merger with UPC and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 40.8% for the year ended December 31, 1998 to 51.2% for the year ended
December 31, 1999.

    OPERATING LOSS. Each of these factors contributed to an operating loss of $38.9 million for the year ended December 31, 1999 and $23.1 million for the year ended December 31, 1998.

D-DTH SEGMENT

    D-DTH REVENUE. D-DTH revenue increased $9.9 million or 110.0% from $9.0 million for the year ended December 31, 1998 to $18.9 million for the year ended December 31, 1999. Revenue from subscription fees, represented $8.5 million and $16.7 million or 94.4% and 88.4% of D-DTH revenue for the year ended December 31, 1998 and 1999, respectively.

    Revenue from other operating activity, which was eliminated as a result of the consolidation of the Company's financial results, represented $0.4 million and $0 or 4.4% and 0% of DTH revenue for the year ended December 31, 1998 and 1999, respectively.

    Other revenue after elimination for the year ended December 31, 1998 and 1999 represented 1.2% and 11.6%, respectively of D-DTH revenue.

    DIRECT OPERATING EXPENSES. Direct operating expenses increased $43.1 million, or 730.5% from $5.9 million for the year ended December 31, 1998 to $49.0 million for the year ended December 31, 1999. These increases principally were the result of: the $31.7 million cost related to D-DTH reception systems sold below cost and the write down of D-DTH reception systems included in inventory from April 1, 1999 to November 8, 1999 to net realizable value and a $
10.2 million increase in programming costs in the year ended December 31, 1999.

    Direct operating expenses increased from 65.6% of revenue for the year ended December 31, 1998 to 259.3% for the year ended December 31, 1999. Excluding the write down of D-DTH reception systems to net realizable value, direct operating expenses as a percentage of revenue would have been 91.5% in 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $1.3 million or 3.5% from $37.2 million for the year ended December 31, 1998 to $35.9 million for the year ended
December 31, 1999. As a percentage of revenue, selling, general and administrative expenses amounted to approximately 413.3% and 189.9% for the years ended December 31, 1998 and 1999, respectively. The decrease in selling, general and administrative expenses was attributable mainly to sales and marketing expenses associated with promotion of the Company's D-DTH service and Wizja TV programming platform and the preparation for the launch and operation of the Company's proprietary premium sports channel called Wizja Sport. The increase in selling, general and administrative expenses was also attributable to the installation and distribution costs associated with the sale of Wizja TV programming packages and an increase in the number of Sales and Call Center staff associated with the Wizja TV programming package.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization charges increased $18.5 million, or 1,541.7% from $1.2 million for the year ended December 31, 1998 to $19.7 million for the year ended December 31, 1999, principally as a result of additional goodwill pushed down as a result of the merger with UPC and an increased number of D-DTH decoders. Depreciation and amortization expense as a percentage of revenues increased from 13.3% for the year ended December 31, 1998 to 104.2% for the year ended December 31, 1999.

    OPERATING LOSS. Each of these factors contributed to an operating loss of $35.2 million for the year ended December 31, 1998 compared to an operating loss of $85.7 million for the year ended December 31, 1999.

PROGRAMMING SEGMENT

    PROGRAMMING REVENUE. Programming revenue increased $17.0 million or 123.2% from $13.8 million for the year ended December 31, 1998 to $30.8 million for the year ended December 31, 1999. Revenue from the provision of the Wizja TV programming package to the Company's cable and DTH systems, which was eliminated as a result of the consolidation of the Company's financial results, represented $13.5 million and $27.2 million or 97.8% and 88.3% of programming revenue for the year ended December 31, 1998 and 1999, respectively.

    Other revenue, after elimination of revenue from the cable and DTH segments represented 2.2% of programming revenue for the year ended December 31, 1998 and 11.7% for the year ended December 31, 1999.

    DIRECT OPERATING EXPENSES. Direct operating expenses increased $38.0 million, or 109.8% from $34.6 million for the year ended December 31, 1998 to $72.6 million for the year ended December 31, 1999. These increases principally were the result of the increase in programming costs in the year ended
December 31, 1999, and costs associated with the lease of three transponders on the Astra satellites which provide the capability to deliver the Company's Polish-language programming platform to cable and D-DTH customers in Poland. Direct operating expenses decreased from 250.7% of revenue for the year ended December 31, 1998 to 235.7% for the year ended December 31, 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $10.3 million or 107.3% from $9.6 million for the year ended December 31, 1998 to $19.9 million for the year ended
December 31, 1999. As a percentage of revenue, selling, general and administrative expenses amounted to approximately 69.6% and 64.6% for the years ended December 31, 1998 and 1999, respectively. The increase in selling, general and administrative expenses was attributable to an increase in professional fees associated with obtaining long-term programming contracts and broadcast/exhibition rights.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization charges increased $9.0 million, or 264.7% from $3.4 million for the year ended
December 31, 1998 to $12.4 million for the year ended December 31, 1999, principally as a result of additional goodwill pushed down as a result of the merger with UPC. Depreciation and amortization expense as a percentage of revenues increased from 24.6% for the year ended December 31, 1998 to 40.3% for the year ended December 31, 1999.

    OPERATING LOSS. Each of these factors contributed to an operating loss of $33.8 million for the year ended December 31, 1998 compared to an operating loss of $74.0 million for the year ended December 31, 1999.

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

NON OPERATING RESULTS

    INTEREST EXPENSE. Interest expense increased $31.3 million, or 142.3%, from $22.0 million for the year ended December 31, 1998 to $53.3 million for the year ended December 31, 1999 mainly as a result of the accretion of interest of the $252 million aggregate principal amount at maturity of the Company's 14 1/2% Senior Discount Notes due 2009, which were issued on January 22, 1999 and Series C Senior Discount Notes due 2008, which were issued on January 20, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has met its cash requirements in recent years primarily with
(i) capital contributions and loans from certain of the Company's principal stockholders, (ii) borrowings under available credit facilities, (iii) cash flows from operations, (iv) the sale of approximately $200 million of common stock through the Company's initial public equity offering in August 1997, (v) the sale of $252 million aggregate principal amount at the maturity of the 14 1/2% Senior Discount Notes ("UPC Polska Notes") in July 1998 with gross proceeds of approximately $125 million, (vi) the sale of $36,001,321 principal amount at maturity of its Series C Discount Notes ("Series C Notes") in January 1999 with gross proceeds of $9.8 million, (vii) the sale of its 14 1/2% Senior Discount Notes ("Discount Notes") in January 1999 with gross proceeds of $96.1 million, and (viii) the sale of the Series A 12% Cumulative Preference Shares, the Series B 12% Cumulative Preference Shares and Warrants in January 1999 with gross proceeds of $48.2 million.

    Since the acquisition of all of the outstanding stock of the Company by UPC on August 6, 1999, the Company has met its capital requirements primarily through capital contributions and loans from UPC.

    Pursuant to the indentures governing the 9 7/8% Senior Notes sold by PCI in October 1996 ("PCI Notes"), the UPC Polska Notes, the Series C Notes, and the Discount Notes, the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters:

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

    The indentures covering each of the UPC Polska Notes, Series C Notes, Discount Notes and the PCI Notes provide that, following a Change of Control (as defined therein), each noteholder had the right, at such holder's option, to require the respective issuer to offer to repurchase all or a portion of such holder's notes at the repurchase prices, described below. The Company believes that the August 6, 1999 acquisition by UPC of the Company constituted a Change of Control. Accordingly, UPC Polska and PCI made offers to repurchase (the "Offers") from the holders the UPC Polska Notes, Series C Notes, Discount Notes and the PCI Notes. The Offers expired at 12:01 PM, New York City time, on November 2, 1999.

    In accordance with the terms of the indentures governing the UPC Polska Notes, Series C Notes, Discount Notes and the PCI Notes, UPC Polska was required to offer to repurchase the UPC Polska Notes, Series C Notes, Discount Notes at 101% of their accreted value at maturity on the expiration date plus accrued and unpaid interest and PCI was required to offer to repurchase the PCI Notes at the purchase price 101% of principal. As of August 5, 1999, UPC Polska had $376,943,000 aggregate principal amount at maturity of UPC Polska Notes, Series C Notes, Discount Notes outstanding and PCI had $129,668,000 aggregate principal amount at maturity of PCI Notes outstanding. Pursuant to the Offer, UPC Polska has purchased $49,139,000 aggregate principal amount of UPC Polska Notes, Series C Notes, Discount Notes for an aggregate price of $26,455,014 and PCI has purchased $113,237,000 aggregate principal amount of PCI Notes for an aggregate price of $114,369,370.

    UPC financed the repurchase of the UPC Polska Notes, Series C Notes, Discount Notes and PCI Notes and the Company's operating activities by making loans of $217.3 million to UPC Polska in the fourth quarter of 1999.

    In 2000, UPC made a capital contribution of $50.6 million and additional loans of $115.1 million to the Company. On December 31, 2000, the Company had, on a consolidated basis, approximately $721.4 million aggregate principal amount of indebtedness outstanding, of which $365.5 million was owed to UPC. All of the loans from UPC to UPC Polska bear interest at 9.75% per annum payable at maturity, and mature in 2009. Loans from UPC with an aggregate principal amount of $150.0 million have been subordinated to the UPC Polska Notes, the Series C Notes and Discount Notes.

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

    The Company had negative cash flows from operating activities of $62.3 million for the year ended December 31, 2000, $143.4 million for the year ended December 31, 1999 and $70.7 million for the year ended December 31, 1998, primarily due to the significant operating costs associated with the development and launch of its D-DTH service and the Wizja TV programming platform.

    Cash used for the purchase and build-out of the Company's cable television networks, purchase of D-DTH equipment including set top decoders, and the purchase of other property, plant, and equipment was $124.2 million in 2000, $51.0 million in 1999 and $115.0 million in 1998. The decrease in 1999 is partially related to the fact that a significant portion of the D-DTH boxes were sold as opposed to leased in 2000 and 1998. The 2000 increase primarily relates to the Company's acquisition of additional cable networks' assets and the development of its D-DTH service and Wizja TV.

    On December 31, 2000, the Company was committed to pay at least $511.1 million in guaranteed payments (including but not limited to payments for D-DTH reception systems and payments of guaranteed minimum amounts due under programming agreements and satellite transponder leases) over the next eight years of which at least approximately $97.2 million was committed through the end of 2001.

    Cash used for the acquisition of subsidiaries, net of cash received, $7.9 million in 1999 and $27.0 million in 1998.

    The loans from UPC were used primarily for the repurchase of the PCI Notes, to fund capital expenditures, operating losses and working capital primarily related to the development and operation of its D-DTH business, and for general corporate purposes and certain other investments, including the possible acquisition of cable television networks and certain minority interests in our subsidiaries which are held by unaffiliated third parties.

    As of December 31, 2000, the Company has negative working capital and significant commitments under non-cancelable operating leases and for programming rights.

    The Company's cash on hand will be insufficient to satisfy all of its obligations related to its offer to repurchase its and its subsidiary's outstanding senior notes and to complete its current business plan for its D-DTH and programming businesses. UPC and the Company are evaluating various alternatives to meet the Company's capital needs. Future sources of financing for the Company could include public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, UPC, and United GlobalCom, Inc., UPC's parent. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancings that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is also dependent on its parent, UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support the Company and its subsidiaries as a going concern, and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2002.

CURRENT OR ACCUMULATED EARNINGS AND PROFITS

    For the fiscal year ended December 31, 2000, the Company had no current or accumulated earnings and profits. Therefore, none of the interest which accreted during the fiscal year ended December 31, 2000 with respect to the Company's
14 1/2% Senior Discount Notes due 2008, 14 1/2% Series B Discount Notes due 2008, 14 1/2% Senior Discount Notes due 2009, 14 1/2% Series B Discount Notes due 2009 and its Series C Senior Discount Notes will be deemed to be a "Dividend Equivalent Portion" as such term is defined in Section 163(e)(5)(B) of the Internal Revenue Code, as amended.

IMPLEMENTATION OF A NEW ACCOUNTING STANDARDS

    SAB 101 permits the effects of the changes to be recorded as a cumulative effect of a change in accounting principle during the quarter ended
December 31, 2000. As the Company's accounting policies for its cable television and DDTH services are still accounted for under SFAS 51, FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES, there was no immediate effect on the Company. However, with the introduction of Internet services in the fourth quarter of 2000, revenue recognition for Internet related services has been and will be reported in accordance with SAB 101.

IMPACT OF NEW ACCOUNTING STANDARDS

NEW ACCOUNTING PRINCIPLES

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

    The Company expects that the adoption of SFAS 133, SFAS 137, and SFAS 138 in 2001 will not have a material impact on the financial position or the results of operations of the Company.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101). SAB 101 outlines the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. Specifically, the bulletin provides both general and specific guidance as to the periods in which companies should recognize revenues. In addition, SAB 101 also highlights factors to be considered when determining whether to recognize revenues on a gross or net basis. SAB 101, as amended by SAB 101/A and SAB 101/B, was effective beginning no later than their fourth fiscal quarter of the fiscal year beginning after December 15, 1999; as the Company is a calendar year-end company, this would be the quarter ending December 31, 2000.

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

    International operations constitute 100% of the Company's 2000 consolidated operating loss. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

    The Company estimates that a further 10% change in foreign exchange rates would impact operating loss by approximately $12.5 million. In other terms a 10% depreciation of the Polish zloty against the U.S. dollar, would result in a $12.5 million decrease in the reported operating loss for the year ended December 31, 2000. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

    Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 11.8% in 1998, approximately 7.3% in 1999 and 10.1% in 2000. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991. The zloty depreciated against the U.S. dollar by approximately 17.4% for the year ended December 31, 1999. However for the year ended December 31, 2000, the zloty appreciated against the U.S. dollar by approximately 0.12%. Inflation and currency exchange fluctuations may have a material adverse effect on the business, financial condition and results of operations of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholder of UPC Polska, Inc.:

    We have audited the accompanying consolidated balance sheets of UPC
Polska, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive loss, changes in stockholder's equity and cash flows for the year ended December 31, 2000 and for the periods from January 1, 1999 through August 5, 1999 and from August 6, 1999 through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UPC Polska, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended
December 31, 2000 and for the periods from January 1, 1999 through August 5, 1999 and from August 6, 1999 through December 31, 1999, in conformity with generally accepted accounting principles in the United States of America.

                                          Arthur Andersen Sp. z o.o.

Warsaw, Poland
March 28, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
UPC Polska, Inc (formerly @Entertainment, Inc.):

    We have audited the accompanying consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows of UPC Polska, Inc. (formerly @Entertainment, Inc.) and subsidiaries for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of UPC Polska Inc. (formerly @Entertainment, Inc.) and subsidiaries for the year ended December 31, 1998, in conformity with generally accepted accounting principles in the United States of America.

KPMG

Warsaw, Poland
March 29, 1999

                                UPC POLSKA, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                              SUCCESSOR (NOTE 2)   SUCCESSOR (NOTE 2)
                                                                 DECEMBER 31,         DECEMBER 31,
                                                                     2000                 1999
                                                              ------------------   ------------------
                                                                          (IN THOUSANDS)
                                               ASSETS
Current assets:
  Cash and cash equivalents.................................      $    8,879           $   35,520
  Trade accounts receivable, net of allowance for doubtful
    accounts of $8,685 in 2000 and $3,090 in 1999 (note
    5)......................................................          18,627               12,808
  Programming and broadcast rights (note 9).................          10,317                7,200
  VAT recoverable...........................................           1,625                9,623
  Prepayments...............................................           5,354                1,883
  Due from UPC affiliates...................................          12,469                  333
  Other current assets......................................           1,430                  829
                                                                  ----------           ----------
    Total current assets....................................          58,701               68,196
                                                                  ----------           ----------
Property, plant and equipment (note 7):
  Cable television systems assets...........................         151,417              123,845
  D-DTH equipment...........................................         165,369               82,327
  Construction in progress..................................          11,730                7,400
  Vehicles..................................................           2,081                1,943
  Other.....................................................          23,157               15,871
                                                                  ----------           ----------
                                                                     353,754              231,386
  Less accumulated depreciation.............................         (62,242)             (12,602)
                                                                  ----------           ----------
    Net property, plant and equipment.......................         291,512              218,784
Inventories for construction................................           6,596                5,511
Intangible assets, net (note 8).............................         862,116              906,987
Investment in affiliated companies (note 10)................          16,229               19,393
                                                                  ----------           ----------
    Total assets............................................      $1,235,154           $1,218,871
                                                                  ==========           ==========

                                LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................      $   95,631           $   71,757
  Due to UPC................................................           5,190                1,206
  Accrued interest..........................................             236                  243
  Deferred revenue..........................................           7,964                4,009
                                                                  ----------           ----------
    Total current liabilities...............................         109,021               77,215
                                                                  ----------           ----------
Long-term liabilities:
  Notes payable and accrued interest to UPC (note 12).......         365,497              220,149
  Notes payable (note 12)...................................         355,945              314,547
  Other long term liabilities...............................           1,469                   --
                                                                  ----------           ----------
    Total liabilities.......................................         831,932              611,911
                                                                  ----------           ----------
Commitments and contingencies (notes 18 and 24)
Stockholder's equity (note 1):
  Common stock, $.01 par value; 1,000 shares authorized,
    issued and outstanding as in 2000 and in 1999...........              --                   --
  Paid-in capital...........................................         863,111              812,549
  Accumulated other comprehensive loss......................         (66,901)             (61,412)
  Accumulated deficit.......................................        (392,988)            (144,177)
                                                                  ----------           ----------
          Total stockholder's equity........................         403,222              606,960
                                                                  ----------           ----------
          Total liabilities and stockholder's equity........      $1,235,154           $1,218,871
                                                                  ==========           ==========

          See accompanying notes to consolidated financial statements.

                                UPC POLSKA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      SUCCESSOR (NOTE 2)              PREDECESSOR (NOTE 2)
                                                 -----------------------------   ------------------------------
                                                                 PERIOD FROM       PERIOD FROM
                                                                AUGUST 6, 1999   JANUARY 1, 1999
                                                  YEAR ENDED       THROUGH           THROUGH        YEAR ENDED
                                                 DECEMBER 31,    DECEMBER 31,       AUGUST 5,      DECEMBER 31,
                                                     2000            1999             1999             1998
                                                 ------------   --------------   ---------------   ------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.......................................   $  133,583      $   38,018       $   46,940       $   61,859
Operating expenses:
  Direct operating expenses....................      132,154          69,351           70,778           61,874
  Selling, general and administrative
    expenses...................................       63,156          46,874           51,034           74,494
  Depreciation and amortization................      109,503          40,189           23,927           26,304
                                                  ----------      ----------       ----------       ----------
Total operating expenses.......................      304,813         156,414          145,739          162,672

  Operating loss...............................     (171,230)       (118,396)         (98,799)        (100,813)

Interest and investment income.................        1,329             731            2,823            3,355
Interest expense...............................      (73,984)        (24,459)         (28,818)         (21,957)
Equity in losses of affiliated companies.......         (895)           (291)          (1,004)          (6,310)
Foreign exchange gain / (loss), net............        3,397          (2,637)          (2,188)            (130)
Non-operating income...........................          591           1,977               --               --
Impairment of D-DTH equipment (note 7).........       (7,734)         (1,091)              --               --
                                                  ----------      ----------       ----------       ----------

  Loss before income taxes and minority
    interest and extraordinary items...........     (248,526)       (144,166)        (127,986)        (125,855)

Income tax expense (note 11)...................         (285)            (11)             (30)            (210)
Minority interest..............................           --              --               --               --

  Net loss.....................................     (248,811)       (144,177)        (128,016)        (126,065)

  Accretion of redeemable preferred stock......           --              --           (2,436)              --
                                                  ----------      ----------       ----------       ----------
Net loss applicable to holders of common
  stock........................................   $ (248,811)     $ (144,177)      $ (130,452)      $ (126,065)
                                                  ==========      ==========       ==========       ==========
Basic and diluted net loss per common share
  (note 15)....................................          N/A             N/A       $    (3.90)      $    (3.78)
                                                  ==========      ==========       ==========       ==========

          See accompanying notes to consolidated financial statements.

                                UPC POLSKA, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                  SUCCESSOR (NOTE 2)              PREDECESSOR (NOTE 2)
                                            ------------------------------   ------------------------------
                                                             PERIOD FROM       PERIOD FROM
                                                            AUGUST 6, 1999   JANUARY 1, 1999
                                             YEAR ENDED        THROUGH           THROUGH        YEAR ENDED
                                            DECEMBER 31,     DECEMBER 31,       AUGUST 5,      DECEMBER 31,
                                                2000             1999             1999             1998
                                            -------------   --------------   ---------------   ------------
                                                                     (IN THOUSANDS)
Net loss..................................   $ (248,811)      $ (144,177)      $ (128,016)      $ (126,065)
Other comprehensive loss:
    Translation adjustment................       (5,489)         (61,412)         (21,327)            (249)
                                             ----------       ----------       ----------       ----------
Comprehensive loss........................   $ (254,300)      $ (205,589)      $ (149,343)      $ (126,314)
                                             ==========       ==========       ==========       ==========

          See accompanying notes to consolidated financial statements.

                                UPC POLSKA, INC.
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIENCY)

                                                                                       ACCUMULATED
                              PREFERRED STOCK          COMMON STOCK                       OTHER
                            -------------------   ----------------------   PAID-IN    COMPREHENSIVE
                             SHARES     AMOUNT      SHARES       AMOUNT    CAPITAL        LOSS         DEFICIT      TOTAL
                            --------   --------   -----------   --------   --------   -------------   ---------   ---------
                                                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance January 1, 1998...       --    $     --    33,310,000    $ 333     $230,339     $   (218)     $ (78,099)  $ 152,355

Translation adjustment....       --          --            --       --           --         (249)            --        (249)
Net loss..................       --          --            --       --           --           --       (126,065)   (126,065)
Warrants attached to
  Senior Discount Note
  (note 12)...............       --          --            --       --        7,615           --             --       7,615
                             ------    --------   -----------    -----     --------     --------      ---------   ---------

Balance December 31,
  1998....................       --          --    33,310,000      333      237,954         (467)      (204,164)     33,656
Proceeds from issuance of
  preferred stock.........    5,000      28,812            --       --       19,483           --             --      48,295
Accretion of redeemable
  preferred stock.........       --       2,436            --       --       (2,436)          --             --          --
Warrants attached to
  Senior Discount Notes...       --          --            --       --        7,452           --             --       7,452
Proceeds from issuance of
  common stock............       --          --        96,000        1          195           --             --         196
Proceeds from exercise of
  warrants................       --          --       538,616        5        6,441           --             --       6,446
Translation adjustment....       --          --            --       --           --      (21,327)            --     (21,327)
Net loss..................       --          --            --       --           --           --       (128,016)   (128,016)
                             ------    --------   -----------    -----     --------     --------      ---------   ---------

Balance August 5, 1999,
  Predecessor (note 2)....    5,000      31,248    33,944,616      339      269,089      (21,794)      (332,180)    (53,298)
                             ------    --------   -----------    -----     --------     --------      ---------   ---------
Warrants exercise.........       --          --            --       --          146           --             --         146
Issuance of common
  stock...................       --          --         1,000       --           --           --             --          --
Purchase accounting
  adjustments.............   (5,000)    (31,248)  (33,944,616)    (339)     543,314       21,794        332,180     865,701
                             ------    --------   -----------    -----     --------     --------      ---------   ---------
Balance August 6, 1999,
  Successor...............       --          --         1,000       --      812,549           --             --     812,549
Translation adjustment....       --          --            --       --           --      (61,412)            --     (61,412)
Net loss..................       --          --            --       --           --           --       (144,177)   (144,177)
                             ------    --------   -----------    -----     --------     --------      ---------   ---------

Balance December 31, 1999,
  Successor (note 2)......       --          --         1,000       --      812,549      (61,412)      (144,177)    606,960
Translation adjustment....       --          --            --       --           --       (5,489)            --      (5,489)
Net loss..................       --          --            --       --           --           --       (248,811)   (248,811)
Additional paid in capital
  from UPC................       --          --            --       --       50,562           --             --      50,562
                             ------    --------   -----------    -----     --------     --------      ---------   ---------

Balance December 31, 2000,
  Successor (note 2)......       --    $     --         1,000    $  --     $863,111     $(66,901)     $(392,988)  $ 403,222
                             ======    ========   ===========    =====     ========     ========      =========   =========

          See accompanying notes to consolidated financial statements.

                                UPC POLSKA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 SUCCESSOR (NOTE 2)                  PREDECESSOR (NOTE 2)
                                                         ----------------------------------   -----------------------------------
                                                                              PERIOD FROM
                                                                             AUGUST 6, 1999     PERIOD FROM
                                                                                THROUGH       JANUARY 1, 1999
                                                            YEAR ENDED        DECEMBER 31,        THROUGH          YEAR ENDED
                                                         DECEMBER 31, 2000        1999        AUGUST 5, 1999    DECEMBER 31, 1998
                                                         -----------------   --------------   ---------------   -----------------
                                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss.............................................      $(248,811)         $(144,177)       $(128,016)         $(126,065)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Minority interest..................................             --                 --               --                 --
    Depreciation and amortization......................        109,503             40,189           23,927             26,304
    Amortization of notes payable discount and issue
      costs............................................         42,510             16,838           19,209              9,182
    Equity in loss of affiliated companies.............            895                291            1,004              6,310
    Impairment of D-DTH equipment......................          7,734              1,091               --                 --
    Unrealized foreign exchange gains and losses.......         (4,447)             3,939               --                 --
    Arbitration settlement.............................        (12,350)                --               --                 --
    Other..............................................         (2,144)            (2,200)             619              2,196
    Changes in operating assets and liabilities:
      Accounts receivable..............................         (4,407)            (3,746)          (2,651)            (2,780)
      Other current assets.............................          4,394              1,647            6,985             (7,959)
      Programming and broadcast rights.................         (3,117)             5,208           (3,378)            (8,136)
      Accounts payable.................................         20,140              6,688              403             25,185
      Income taxes payable.............................             --                (85)              85              2,026
      Accrued interest.................................             --                 --               --                (35)
      Deferred revenue.................................          3,955              1,125            1,103              3,104
      Trade accounts receivable from UPC affiliates....        (12,136)                --               --                 --
      Trade accounts payable to UPC....................          5,190              1,206               --                 --
      Interest payable to UPC..........................         29,268              2,804               --                 --
      Other............................................          1,537              3,211            3,468                 --
                                                             ---------          ---------        ---------          ---------
          Net cash used in operating activities........        (62,286)           (65,971)         (77,242)           (70,668)
                                                             ---------          ---------        ---------          ---------
Cash flows from investing activities:
      Construction and purchase of property, plant and
        equipment......................................       (124,180)           (27,021)         (24,034)          (114,992)
      Investment in affiliated companies...............             --                 --               --             (5,228)
      Acquisition of minority shares...................         (2,206)                --               --                 --
      Other investments................................             --               (237)          (1,753)                --
      Purchase of intangibles..........................         (2,401)              (308)              --                 --
      Purchase of subsidiaries, net of cash received...             --               (954)          (6,860)           (26,990)
                                                             ---------          ---------        ---------          ---------
          Net cash used in investing activities........       (128,787)           (28,520)         (32,647)          (147,210)
                                                             ---------          ---------        ---------          ---------
Cash flows from financing activities:
      Net proceeds from issuance of stock and exercise
        of warrants....................................             --                146            6,447                 --
      Redemption of notes..............................         (1,048)                --               --                 --
      Proceeds from issuance of notes payable..........             --                 --          109,755            123,985
      Proceeds from loans from parent (UPC)............        115,068            217,012               --                 --
      UPC capital increase.............................         50,562                 --               --                 --
      Proceeds from issuance of preferred stock and
        warrants.......................................             --                 --           48,295              7,615
      Repayment of bonds payables......................             --           (149,395)          (5,156)            (5,960)
      Repayment of notes payable.......................             --                 --               --               (398)
                                                             ---------          ---------        ---------          ---------
          Net cash provided by financing activities....        164,582             67,763          159,341            125,242
                                                             ---------          ---------        ---------          ---------
          Net increase/(decrease) in cash and cash
            equivalents................................        (26,491)           (26,728)          49,452            (92,636)
          Effect of exchange rates on cash and cash
            equivalents................................           (150)              (259)              --                 --
Cash and cash equivalents at beginning of period.......         35,520             62,507           13,055            105,691
                                                             ---------          ---------        ---------          ---------
Cash and cash equivalents at end of period.............      $   8,879          $  35,520        $  62,507          $  13,055
                                                             =========          =========        =========          =========
Supplemental cash flow information:
      Cash paid for interest...........................      $   2,026          $   6,270        $   7,304          $  13,014
      Cash paid for income taxes.......................      $     102          $      37        $      47          $     589
                                                             =========          =========        =========          =========

          See accompanying notes to consolidated financial statements

                                UPC POLSKA INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

1. ORGANIZATION AND FORMATION OF HOLDING COMPANY

    UPC Polska, Inc. (previously @Entertainment, Inc.), a Delaware corporation and wholly-owned subsidiary of United Pan-Europe Communications N.V. ("UPC") was established in May 1997. UPC Polska, Inc. succeeded Poland Communications, Inc. ("PCI") as the group holding company to facilitate an initial public offering of stock in the United States and internationally (the "IPO"). PCI was founded in 1990 by David T. Chase, a Polish-born investor. On August 6, 1999, United Pan-Europe Communications N.V. ("UPC") through its wholly-owned subsidiary, Bison Acquisition Corporation ("Bison") acquired all of the outstanding shares of the Company. The period from January 1, 1999 through August 5, 1999 and the period from August 6, 1999 through December 31, 1999 are referred to herein as the "seven months of 1999" and "five months of 1999", respectively.

    UPC Polska, Inc. and its subsidiaries (the "Company") offer pay television services to business and residential customers in Poland. Its revenues are derived primarily from monthly basic and premium service fees for cable and digital satellite direct-to-home ("D-DTH") television services provided primarily to residential, rather than business, customers. In September 1998, the Company launched its D-DTH broadcasting service throughout Poland. In addition to developing and acquiring programming for distribution on its cable and D-DTH television networks, the Company commenced distribution of a branded digital encrypted platform of Polish-language programming under the brand name Wizja TV in June and September 1998 on its cable and D-DTH television networks, respectively.

    At December 31, 2000, UPC Polska, Inc.'s consolidated financial statements include wholly-owned PCI, @Entertainment Programming, Inc. ("@EPI")--United States corporations, UPC Broadcast Centre Limited (previously At Entertainment Limited then Wizja TV Limited) ("UPC Broadcast Centre Ltd"), At Entertainment Services Limited ("@ES")--United Kingdom corporations, Wizja TV B.V. (previously Sereke Holding B.V. ("Wizja TV BV"))--a Netherlands corporation and Wizja TV
Sp. z o.o., Atomic TV Sp. z o.o. (previously Ground Zero Media Sp. z o.o.) ("Atomic TV") and Wizja TV Spolka Produkcyjna Sp. z o.o., which are Polish corporations. PCI owns 92.3% of the capital stock of Poland Cablevision (Netherlands) B.V. ("PCBV"), a Netherlands corporation and first-tier subsidiary of PCI. In addition, during the second quarter of 2000, Wizja TV B.V. purchased 1.4% of the capital stock of PCBV. UPC Polska, PCI and PCBV are holding companies that directly or indirectly hold controlling interests in a number of Polish cable television companies, collectively referred to as the "UPC TK Companies". As of December 31, 2000, substantially all of the assets and operating activities of the Company were located in Poland and the United Kingdom.

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

    Also on August 6, 1999, Bison was merged with and into the Company with the Company continuing as the surviving corporation (the "Merger"). Accordingly, the Company became a wholly-owned subsidiary of UPC. UnitedGlobalCom, Inc. is the majority stockholder of UPC. The Company believes that a Change of Control occurred on August 6, 1999 as a result of the Acquisition and Merger. UPC Polska, Inc. prior to the Acquisition, is herein referred to as the "Predecessor" while the Company after the Acquisition is referred to as the "Successor".

    The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of UPC Polska, Inc. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The Company restated some of its assets and liabilities at August 5, 1999. At this date the Notes of the Company and Poland Communications, Inc. ("PCI") were restated to reflect the market value and as a result were increased by $61.9 million and deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totalled $812.5 million. At this time the Company had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million which was realized on previous transactions. As a result of the above considerations, UPC recognized goodwill of approximately $979.3 million. During the year ended December 31, 2000 this figure increased by $12.3 million to $991.6 million mainly due to the results of an arbitration settlement between the Company and Telewizyjna Korporacja Partycypacyjna ("TKP"). As a result of the Acquisition, UPC pushed down its basis to the Company establishing a new basis of accounting as of the acquisition date.

    The following pro forma condensed consolidated results for the seven months of 1999 and the year ended December 31, 1998 give effect to the Acquisition of UPC Polska, Inc. as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon the assumptions that goodwill and the amortization thereon would be pushed down as if the transaction had occurred at the beginning of each period presented. Additionally, interest expense related to the deferred financing costs was removed for each of the periods presented. There was no tax effect from these adjustments because of the significant net losses.

                             YEAR ENDED
                            DECEMBER 31,   FIVE MONTHS                                  YEAR ENDED
                                2000         OF 1999      SEVEN MONTHS OF 1999      DECEMBER 31, 1998
                            ------------   -----------   ----------------------   ----------------------
                             HISTORICAL    HISTORICAL    HISTORICAL   PRO FORMA   HISTORICAL   PRO FORMA
                            ------------   -----------   ----------   ---------   ----------   ---------
                                                                                               UNAUDITED
Service and other
  revenue.................    $ 133,583     $  38,018    $  46,940    $  46,940   $  61,859    $  61,859
                              =========     =========    =========    =========   =========    =========
Net loss..................    $(248,811)    $(144,177)   $(128,016)   $(163,421)  $(126,065)   $(187,509)
                              =========     =========    =========    =========   =========    =========

3. FINANCIAL POSITION AND BASIS OF ACCOUNTING

    These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Pay television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks, acquisition of programming rights and reception system for its D-DTH business and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception (1990). The Company expects to experience substantial operating losses and negative cash flows for at least the next year in association with the expansion of the D-DTH and programming businesses. As of December 31, 2000, the Company has negative working capital and significant commitments under non-cancelable operating leases and for programming rights. Additionally, the Company is currently and is expected to continue to be highly leveraged. The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company as well as its ability to obtain additional third party financing to support the planned expansion, as well as obtaining additional financing from its parent, UPC. The Company's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan for its D-DTH, cable and programming business.

    Management of the Company believes that significant opportunities exist for pay television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (i.e. data and telephones). As such, the Company has focused its financial and business efforts toward its position in the cable, D-DTH and programming markets. The Company's business strategy is designed to increase its market share and subscriber base and to maximize revenue per subscriber. To accomplish its objectives and to capitalize on its competitive advantages, the Company intends to (i) develop and control the content of its programming; (ii) increase its distribution capabilities through internal growth and through acquisitions; (iii) control its management of subscribers by using advanced information systems; (iv) establish Wizja TV as the leading brand name in the Polish pay television industry; and
(v) provide additional revenue generating services to it customers. If the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is solely dependent on its parent, UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support UPC Polska, Inc. and its subsidiaries as a going concern, and accordingly enable UPC Polska, Inc. and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2002.

    Several of the Company's Polish subsidiaries have statutory shareholders' equity less than the legally prescribed limits because of accumulated losses. As required by Polish law, the management of these companies will have to make decisions on how to increase the shareholders' equity to be in compliance with the Polish Commercial Code. The Company is currently considering several alternatives, including the conversion of intercompany debt into equity, in order to resolve these deficiencies.

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

    The consolidated financial statements include the financial statements of UPC Polska, Inc. and its wholly owned and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION

    CABLE TELEVISION REVENUES:

    Cable television revenues are recognized in accordance with SFAS 51 FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES. Revenue from subscription fees is recognized on a monthly basis as the service is provided. Installation fee revenue for connection to the Company's cable television system, is recognized to the extent of direct selling costs and the balance is deferred and amortized to income over the estimated average period that new subscribers are expected to remain connected to the systems.

    D-DTH SUBSCRIPTION REVENUES:

    D-DTH subscription revenues are recognized in accordance with SFAS 51 FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES. Until April 1, 1999 the Company provided its Wizja TV package (consisting of a one-year rental of a D-DTH reception system, installation and a one-year subscription to the Company's D-DTH service) to retail customers for one up-front payment at the time of installation. The Company recognized subscription revenues at the time of installation to the extent of direct selling costs incurred, and the balance is deferred and amortized to income over the remaining term of the subscription. There were no revenues derived from D-DTH subscription revenues prior to 1998. Since April 1, 1999 the Company has no longer provided its Wizja TV package based on up-front one year payment for installation and subscription. As a result the Company recognizes revenue from subscription fees on a monthly basis as the service is provided.

    INTERNET SERVICE REVENUES:

    During the fourth quarter of the year 2000, the Company began providing Internet services to its D-DTH and cable television customers. Revenue from subscription is recognized on a monthly basis as the service is provided. Installation fee revenue is deferred and amortized to income over the estimated average period that new subscribers are expected to remain connected to the system in accordance with SAB 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS.

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

    The foreign companies' income tax is calculated in accordance with foreign tax regulations. Due to differences between accounting practices under foreign tax regulations and those required by U.S. GAAP, certain income and expense items are recognized in different periods for financial reporting purposes and income tax reporting purposes which may result in deferred income tax assets and liabilities.

    Effective January 1998, the Company adopted EITF 92-8 - "Accounting for the Income Tax Effects under FASB Statement No. 109 of a Change in Functional Currency When an Economy Ceases to Be Considered Highly Inflationary". As a result of adopting EITF 92-4, "Accounting for a Change in Functional Currency When the Economy Ceases to Be Considered Highly Inflationary," the Company's functional currency bases exceeded the local currency tax bases of non-monetary items. The difference between the new functional currency and the tax bases have been recognized as temporary differences in accordance with EITF 92-8.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment includes assets used in the development and operation of the Company's D-DTH and cable television systems and set-top boxes. During the period of construction, plant costs and a portion of design, development and related overhead costs are capitalized as a component of the Company's investment in D-DTH and cable television systems. When material, the Company capitalizes interest costs incurred during the period of construction in accordance with SFAS No. 34, "Capitalization of Interest Cost". Interest is not capitalized for short-term construction projects. During 1998, the Company capitalized approximately $664,000 of interest related to required up-front payments to Philips for D-DTH reception systems. During the year 2000, the five months of 1999 and seven months of 1999, no interest costs were capitalized.

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

DEFERRED FINANCING COSTS

    Costs incurred to obtain financing have been deferred and amortized as interest expense over the life of the related loan using the effective interest method. Such costs were included at the Merger as part of the purchase accounting adjustment in 1999.

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

    Prior to January 1, 1998 the financial statements of foreign subsidiaries were translated into U.S. dollars using (i) exchange rates in effect at period end for monetary assets and liabilities, (ii) exchange rates in effect at transaction dates (historical rates) for non monetary assets and liabilities, and (iii) average exchange rates during the period for revenues and expenses, other than those revenues and expenses that related to non monetary assets and liabilities (primarily amortization of fixed assets and intangibles) which were translated using the historical exchange rates applicable to those non monetary assets and liabilities. Adjustments resulting from translation of financial statements prior to the year 1998 were reflected as foreign exchange gains or losses in the consolidated statements of operations.

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

    At December 31, 2000 and 1999, the carrying value of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

    At December 31, 2000 and 1999, the fair value of the Company's notes payable balance approximates $205,900,000 and $320,635,000, respectively, based on the last trading price of the notes payable in the respective years. It was not practical to estimate the fair value due to affiliate and notes receivable from affiliates due to the nature of these instruments, the circumstances surrounding their issuance, and the absence of quoted market prices for similar financial instruments.

    At the date of the Merger, the Company's and PCI Notes were restated to their fair market value at this date. The resulting $61.9 million increase was recorded in the pushed-down purchase accounting entries.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the recoverability of long-lived assets (mainly property, plant and equipment, intangibles, and certain other assets) by determining whether the carrying value of the assets can be recovered over the remaining lives through projected undiscounted future operating cash flows, expected to be generated by such assets. If an impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. As noted in note 3, the Company's existing liquidity problems may result in future impairments of long-lived assets if the Company does not have adequate financing available to execute its business strategy. Additionally if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to impair certain of its long-lived assets.

ADVERTISING COSTS

    All advertising costs of the Company are expensed as incurred. For the year ended December 31, 2000, five months and seven months of 1999 the Company incurred advertising costs of approximately $14,217,000, $9,552,000 and $11,655,000, respectively.

RECLASSIFICATIONS

    Certain amounts have been reclassified in the prior year consolidated financial statements to conform to the presentation contained in the 2000 periods.

NEW ACCOUNTING PRINCIPLES

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

    The Company expects that the adoption of SFAS 133, SFAS 137, and SFAS 138 in 2001 will not have a material impact on the financial position or the results of operations of the Company.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101). SAB 101 outlines the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. Specifically, the bulletin provides both general and specific guidance as to the periods in which companies should recognize revenues. In addition, SAB 101 also highlights factors to be considered when determining whether to recognize revenues on a gross or net basis. SAB 101, as amended by SAB 101/A and SAB 101/B, was effective beginning no later than their fourth fiscal quarter of the fiscal year beginning after December 15, 1999; as the Company is a calendar year-end company, this would be the quarter ended December 31, 2000.

    SAB 101 permits the effects of the changes to be recorded as a cumulative effect of a change in accounting principle during the quarter ended December 31, 2000. As the Company's accounting policies for its cable television and D-DTH services are still accounted for under SFAS 51, FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES, there was no immediate effect on the Company. However, with the introduction of Internet services in the fourth quarter of 2000, revenue recognition for Internet related services has been and will be reported in accordance with SAB 101.

5. VALUATION AND QUALIFYING ACCOUNTS

                                                                                                                   BALANCE AT
                                                                                                                      THE
                                                                      BALANCE AT THE    ADDITIONS                    END OF
                                                                     BEGINNING OF THE   CHARGED TO     AMOUNTS        THE
                                                                          PERIOD         EXPENSE     WRITTEN OFF     PERIOD
                                                                     ----------------   ----------   -----------   ----------
                                                                                          (IN THOUSANDS)
1998                        Allowance for Doubtful Accounts               $  766          $1,383       $1,054        $1,095
SEVEN MONTHS OF 1999        Allowance for Doubtful Accounts               $1,095          $  740       $  223        $1,612
FIVE MONTHS OF 1999         Allowance for Doubtful Accounts               $1,612          $2,331       $  853        $3,090
2000                        Allowance for Doubtful Accounts               $3,090          $6,346       $  751        $8,685

6. ACQUISITIONS

    On June 2, 2000, Wizja TV B.V. acquired 1.4% of the outstanding capital stock of PCBV from a minority shareholder of PCBV.

    The Company made several acquisitions in 1998 and 1999 of which details follow. In each case, the acquisition was accounted for using the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based on their proportionate share of fair values on the date of acquisition and any excess to goodwill. The results of operations of each of the businesses acquired are included in the Company's consolidated financial statements since the date of acquisition. In each case the goodwill life was 10 years. However, as discussed in Note 4, the revalued goodwill resulting from the Merger is being amortized over 15 years.

    On February 25, 1999, UPC Polska, Inc. purchased for approximately $1.8 million a 30% interest in Mazowiecki Klub Sportowy Sportowa Spolka Akcyjna, a joint stock company which owns Hoop Pekaes Pruszkow, a Polish basketball club. In connection with this purchase UPC Polska, Inc. has agreed to act as a sponsor for Hoop Pekaes Pruszkow. As of December 31, 2000 the Company through its subsidiaries committed to pay an additional $0.8 million for the sponsorship of this basketball club (refer to note 24) and $2.4 million to secure future programming rights.

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

    On July 16, 1998, the Company purchased the remaining 45.25% interest in a subsidiary of the Company which was held by unaffiliated third parties for an aggregate purchase price of approximately $10,655,000, of which approximately $9,490,000 relates to non-compete agreements. The purchase price, excluding the amount paid relating to the non-compete agreements, exceeded the fair value of the assets acquired by $604,000. The portion of the purchase price relating to the non-compete agreements was to be amortized over the five-year term of the agreements.

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

    Had these acquisitions occurred at the beginning of the respective periods, the Company's pro-forma consolidated results for the years ended December 31, 1999 and 1998, would not be materially different from those presented in the Consolidated Statements of Operations.

7. PROPERTY, PLANT AND EQUIPMENT

                                                      DECEMBER 31    DECEMBER 31,
                                                          2000           1999
                                                      ------------   -------------
                                                             (IN THOUSANDS)
Property, plant and equipment:
      Cable television systems assets...............     151,417        123,845
      D-DTH equipment...............................     165,369         82,327
      Construction in progress......................      11,730          7,400
      Vehicles......................................       2,081          1,943
      Other.........................................      23,157         15,871
                                                        --------       --------
                                                         353,754        231,386
      Less accumulated depreciation.................     (62,242)       (12,602)
                                                        --------       --------
          Net property, plant and equipment.........     291,512        218,784

    Between April 1, and November 8, 1999 the Company was selling D-DTH reception systems to customers. Prior to April 1, 1999, the systems were leased to customers, classified as fixed assets and depreciated over 5 years. Due to this change in 1999, the Company classified reception systems as inventory. As a result, the Company wrote down the value of all reception systems acquired after April 1, 1999 and before November 8, 1999 to their net realizable value. The effect of the change was to increase operating loss by approximately $8,852,000, and $19,891,000 for the five months of 1999 and seven months of 1999, respectively. Due to the change of ownership of the Company in connection with the Merger, beginning November 8, 1999 the Company returned to leasing its D-DTH reception systems and as a result there was no similar one off cost in 2000. The Company has impaired the value of D-DTH boxes leased to customers, that have been disconnected and where it is unlikely for the Company to recover the value of the boxes. The amount of impairment in 2000 and five months of 1999 was $7,734,000 and $1,091,000, respectively.

    The Company incurred depreciation charges for tangible fixed assets of $48,052,000, $14,079,000, $19,733,000 and $19,864,000 for the year ended
December 31, 2000, five months of 1999, seven months of 1999 and for year ended December 31, 1998, respectively.

8. INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                                SUCCESSOR
                                                      -----------------------------
                                                      DECEMBER 31,    DECEMBER 31,
                                                          2000            1999
                                                      -------------   -------------
                                                             (IN THOUSANDS)
Conduit, franchise agreements and other.............    $  7,323        $  4,334
Goodwill............................................     943,910         928,763
                                                        --------        --------
                                                         951,233         933,097
Less accumulated amortization.......................     (89,117)        (26,110)
                                                        --------        --------
Net intangible assets...............................    $862,116        $906,987
                                                        ========        ========

    The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of UPC Polska, Inc. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The Company restated some of its assets and liabilities at August 5, 1999. At this date the Notes of the Company and PCI were restated by $61.9 million and deferred financing costs of $16.1 million and deferred revenue of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totalled $812.5 million. At this time the Company had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million which was realized on previous transactions.

    As a result of the above considerations, UPC recognized goodwill of approximately $979.3 million for the year ended December 31, 1999. During the year ended December 31, 2000 this figure increased by $12.3 million to $991.6 million mainly due to the results of an arbitration between the Company and Telewizyjna Korporacja Partycypacyjna ("TKP"). As a result of the Acquisition, UPC pushed down its basis to the Company establishing a new basis of accounting as of the acquisition date. The Company incurred amortization charges for intangible assets of $61,451,000, $26,110,000, $4,194,000 and $6,440,000 for the
year ended December 31, 2000, five and seven months of 1999 and the year ended December 31, 1998, respectively.

9. PROGRAMMING AND BROADCAST RIGHTS

    Programming and broadcast rights include approximately $10,317,000 and $7,200,000 paid for certain broadcast rights purchased as of December 31, 2000 and 1999, respectively, but not yet available for viewing.

10. INVESTMENTS IN AFFILIATED COMPANIES

    Investment in affiliated companies at December 31, 2000 and 1999 consist of 30% of common Stock of Mazowiecki Klub Sportowy Sportowa Spolka Akcyjna, 20% of the common stock of Fox Kids Poland Ltd. ("FKP") and 50% of the common stock of Twoj Styl Sp. z o.o. ("Twoj Styl").

    On February 25, 1999, UPC Polska, Inc. purchased for approximately $1.8 million a 30% interest in Mazowiecki Klub Sportowy Sportowa Spolka Akcyjna, a joint stock company which owns Hoop Pekaes Pruszkow, a Polish basketball team. In connection with this purchase UPC Polska, Inc. has agreed to act as a sponsor for Hoop Pekaes Pruszkow.

    For the period of one year ended December 31, 2000 and for five and seven months of 1999 the Company recorded a loss related to this investment of $380,000, $325,000 and $473,000, respectively.

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

    For the year ended December 31, 2000, for the five months of 1999, seven months of 1999 and the year ended December 31, 1998, the Company recorded losses related to this investment of $1,000,000, $333,000, $445,000 and $6,343,000, respectively.

    In December 1997, the Company acquired a 50% interest in Twoj Styl, a magazine publishing company for an aggregate purchase price of approximately $11,100,000. In 1998, the Company paid approximately $302,000 for stamp duty and professional fees, which was added to the cost of the investment. The purchase price exceeded the fair value of the Company's ownership percentage of net assets by approximately $9,600,000. This difference is being amortized over fifteen years as a charge to equity in income of affiliated companies. For the year ended December 31, 2000, five months of 1999, seven months of 1999 and the year ended December 31, 1998, the Company recorded a (loss)/profit related to this investment of $485,000, $367,000, $(86,000) and $(181,000), respectively.
In addition, the Company agreed to provide additional future financing to Twoj Styl, either debt or equity, of up to $7,700,000 to develop Polish-language programming and ancillary services. As of December 31, 2000, no additional financing had been provided.

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

11. INCOME TAXES

    Income tax (expense)/benefit consists of:

                                                      CURRENT    DEFERRED    TOTAL
                                                      --------   --------   --------
                                                        (IN THOUSANDS)
Year ended December 31, 2000:
    U.S. Federal....................................   $  --      $  --      $  --
    State and local.................................      --         --         --
    Foreign.........................................    (285)        --       (285)
                                                       -----      -----      -----
                                                       $(285)     $  --      $(285)
                                                       =====      =====      =====
Five months ended December 31, 1999
    U.S. Federal....................................   $  --      $  --      $  --
    State and local.................................      --         --         --
    Foreign.........................................     (11)        --        (11)
                                                       -----      -----      -----
                                                       $ (11)     $  --      $ (11)
                                                       =====      =====      =====
Seven months ended July 31, 1999
    U.S. Federal....................................   $  --      $  --      $  --
    State and local.................................      --         --         --
    Foreign.........................................     (30)        --        (30)
                                                       -----      -----      -----
                                                       $ (30)     $  --      $ (30)
                                                       =====      =====      =====
Year ended December 31, 1998:
    U.S. Federal....................................   $  --      $  --      $  --
    State and local.................................      --         --         --
    Foreign.........................................    (210)        --       (210)
                                                       -----      -----      -----
                                                       $(210)     $  --      $(210)
                                                       =====      =====      =====

    Sources of loss before income taxes and minority interest are presented as follows:

                                                       SUCCESSOR                     PREDECESSOR
                                             -----------------------------   ---------------------------
                                              YEAR ENDED                                     YEAR ENDED
                                             DECEMBER 31,   FIVE MONTHS OF   SEVEN MONTHS   DECEMBER 31,
                                                 2000            1999          OF 1999          1998
                                             ------------   --------------   ------------   ------------
                                                                   (IN THOUSANDS)
Domestic loss..............................    $ (30,019)     $ (85,831)       $ (53,786)     $ (52,341)
Foreign loss...............................     (218,507)       (58,335)         (74,200)       (73,514)
                                               ---------      ---------        ---------      ---------
                                               $(248,526)     $(144,166)       $(127,986)     $(125,855)
                                               =========      =========        =========      =========

    Income tax expense for the year ended December 31, 2000, and for five months of 1999, seven months of 1999 and the year ended December 31, 1998 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pre-tax loss as a result of the following:

                                                      SUCCESSOR                  PREDECESSOR
                                               ------------------------   -------------------------
                                                YEAR ENDED      FIVE        SEVEN       YEAR ENDED
                                               DECEMBER 31,    MONTHS       MONTHS     DECEMBER 31,
                                                   2000        OF 1999     OF 1999         1998
                                               ------------   ---------   ----------   ------------
                                                                  (IN THOUSANDS)
Computed "expected" tax benefit..............    $ 84,499     $ 49,016     $ 43,515      $ 43,061
Non-deductible expenses......................     (22,640)      (5,973)      (5,330)       (1,635)
Change in valuation allowance................     (25,353)     (33,722)     (29,932)      (30,299)
Adjustment for adoption of EITF 92-8.........          --           --           --       (11,311)
Expiration of Foreign NOL's..................      (7,268)          --           --            --
Adjustment to deferred tax asset for enacted
  changes in tax rates.......................     (17,343)      (9,332)      (8,283)         (695)
Foreign tax rate differences.................      (5,299)          --           --           606
Other........................................      (6,881)          --           --            63
                                                 --------     --------     --------      --------
                                                 $   (285)    $    (11)    $    (30)     $   (210)
                                                 ========     ========     ========      ========

    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred tax assets:
    Foreign net operating loss carry forward................  $  40,289   $  35,181
    Domestic net operating loss carry forward...............     47,051      39,326
    Service revenue.........................................      2,512       2,351
    Accrued liabilities.....................................     14,196       4,176
    Deferred costs..........................................         --       4,570
    Bad debt provision......................................      1,910         927
    Deferred revenue........................................         --       1,203
    Accrued interest........................................     37,408      14,420
    Unrealized foreign exchange losses......................      3,723      23,112
    Other...................................................      3,433       1,237
                                                              ---------   ---------

Total gross deferred tax assets.............................    150,522     126,503
Less valuation allowance....................................   (143,339)   (117,986)
                                                              ---------   ---------
Net deferred tax assets.....................................  $   7,183   $   8,517
                                                              =========   =========

Deferred tax liabilities:
    Excess of book value over tax basis of fixed assets
      resulting from conversion off hyperinflation..........  $  (4,922)  $  (5,614)
    Accelerated fixed assets depreciation...................     (2,261)     (2,337)
    Other...................................................                   (566)
                                                              ---------   ---------
    Total gross deferred tax liabilities....................  $  (7,183)  $  (8,517)
                                                              ---------   ---------
    Net deferred tax liability..............................  $      --   $      --
                                                              =========   =========

    The net increase in the valuation allowance for the year ended December 31, 2000, five and seven months of 1999 and the year ended December 31, 1998 was $25,353,000, $33,722,000, $29,932,000 and $30,299,000, respectively. In assessing the realiability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2000.

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

    Prior to 1999, foreign losses carryforwards can be offset against Polish subsidiaries taxable income and utilized at rate of one-third per year in each of the three years subsequent to the year of loss. If there is no taxable income in a given year during the carryforward period, the portion of the loss carryforward to be utilized is permanently forfeited. Foreign loss carryforwards starting from 1999 can be offset against the Polish subsidiaries taxable income and utilized during each of the five years subsequent to the year of the loss with no more than 50% of the loss in one given year. For losses incurred in U.S. taxable years prior to 1998, loss carryforwards can be applied against taxable income three years retroactively and fifteen years into the future. For losses incurred in U.S. taxable years from 1998, loss carryforwards can be applied against taxable income two years retroactively and twenty years into the future. As of December 31, 2000, the Company has approximately $138 million of U.S. net operating loss carryforwards.

    At December 31, 2000, the Company has foreign net operating loss carryforwards of approximately $179,348,000 which will expire as follows:

YEAR ENDING DECEMBER 31,                                      (IN THOUSAND)
- ------------------------                                      -------------
2001........................................................    $ 10,195
2002........................................................          --
2003........................................................      47,253
2004........................................................      84,581
2005 and thereafter.........................................      37,319
                                                                --------
                                                                $179,348
                                                                ========

12. NOTES PAYABLE AND OFFER TO REPURCHASE NOTES

    Notes payable excluding amounts due to UPC consist of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
UPC Polska Senior Discount Notes due 2008, net of
  discount..............................................  $164,741   $144,442
UPC Polska Senior Discount Notes due 2009, net of
  discount..............................................   161,777    141,807
UPC Polska Series C Senior Discount Notes due 2008, net
  of discount...........................................    14,083     11,841
PCI Notes, net of discount..............................    14,509     14,899
Bank Rozwoju Exportu S.A. Deutsche - Mark facility......       835      1,286
Other...................................................        --        272
                                                          --------   --------
Total notes payable.....................................  $355,945   $314,547
                                                          ========   ========

UPC POLSKA, INC. NOTES

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

    Pursuant to the Indenture governing the Notes, Series C Notes, and the Discount Notes (the "Indenture"), the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuance and sales of capital stock of restricted subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by restricted subsidiaries; (vii) purchase of Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting restricted subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) consolidations, mergers, and sale of assets;
(xii) limitation on lines of business; and (xiii) provision of financial statements and reports. As of December 31, 2000 the Company is in compliance with these covenants.

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

    The PCI Notes have an interest rate of 9 7/8% and a maturity date of November 1, 2003. Interest is paid on the PCI Notes on May 1 and November 1 of each year. As of December 31, 2000 and 1999 PCI accrued interest expense of $236,000 and $243,000, respectively. Prior to November 1, 1999, PCI could have redeemed up to a maximum of 33% of the initially outstanding aggregate principal amount of the PCI Notes with some or all of the net proceeds of one or more public equity offerings at a redemption price equal to 109.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that immediately after giving effect to such redemption, at least $87 million aggregate principal amount of the PCI Notes remains outstanding.

    PCI has pledged to State Street Bank and Trust Company, the trustee for the PCI Notes (for the benefit of the holders of the PCI Notes) intercompany notes issued by PCBV, of a minimum aggregate principal amount (together with cash and cash equivalents of PCI), equal to at least 110% of the outstanding principal amount of the PCI Notes, and that, in the aggregate, provide cash collateral or bear interest and provide for principal repayments, as the case may be, in amounts sufficient to pay interest on the PCI Notes. Notes payable from PCBV to PCI were $210,530,000 and $176,398,000 at December 31, 2000 and 1999,
respectively.

    Pursuant to the PCI Indenture, PCI is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuances and sales of capital stock of restricted subsidiaries; (iv) limitation on transactions with affiliates;
(v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of PCI Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) consolidations, mergers and sale of assets;
(xii) limitation on lines of business; and (xiii) provision of financial statements and reports. As of December 31, 2000, the Company was in compliance with such covenants.

    Pursuant to the terms of the indentures covering each of the UPC Polska Notes and the PCI Notes (as defined hereinafter), which provided that, following a Change of Control (as defined therein), each holder of UPC Polska Notes and PCI Notes had the right, at such holder's option, to require the Company and PCI, respectively to offer to repurchase all or a portion of such holder's UPC Polska Notes and PCI Notes at the Repurchase Price. UPC Polska and PCI made offers to repurchase (the "Offers") from the holders of the Notes UPC Polska's 14 1/2% Series B Senior Discount Notes due 2008, 14 1/2% Senior Discount Notes due 2008, Series C Senior Discount Notes due 2008, 14 1/2% Series B Senior Discount Notes due 2009, and 14 1/2% Senior Discount Notes due 2009 (collectively, the "UPC Polska Notes") and PCI's 9 7/8% Series B Senior Notes Due 2003 and 9 7/8% Senior Notes Due 2003 (collectively, the "PCI Notes").The Offers expired at 12:01 PM, New York City time, on November 2, 1999.

    The Company was required to offer to repurchase the UPC Polska Notes at 101% of their accreted value per $1,000 principal amount of UPC Polska Notes at maturity on the Expiration Date plus accrued and unpaid interest and PCI was required to offer to repurchase the PCI Notes at their purchase price of $1,010 per $1,000 principal amount of the PCI Notes, which is 101% per $1,000 principal amount of the PCI. As of August 5, 1999, the Company had $376,943,000 aggregate principal amount at maturity of UPC Polska Notes outstanding and PCI had $130,000,000 aggregate principal amount at maturity of PCI Notes outstanding. Pursuant to its repurchase offer, the Company has purchased $49,139,000 aggregate principal amount of UPC Polska Notes for an aggregate price of $26,455,014, and PCI has purchased $113,237,000 aggregate principal amount of PCI Notes for an aggregate price of $114,369,370. In December 1999 and March 2000, PCI repurchased an additional

$2,000,000 and $390,000, respectively, aggregate principal amount of PCI Notes for an aggregate price of $2,040,024 and $402,944, respectively. PCI's repurchases were funded by the sale of 14,000 shares of PCI's Mandatorily Redeemable Debenture Stock to the Company for $140 million. To secure its obligations under the Debenture Stock, PCI will pledge to the Company notes issued by its subsidiary PCBV with an aggregate principal amount of $176,815,000. The PCI Noteholders will be equally and ratably secured by the pledge in accordance with the terms of the PCI Indenture.

NOTES PAYABLE TO UPC

    As of December 31, 2000 and 1999, the Company had a loan payable to UPC of approximately $365,497,000 and $220,149,000, respectively. The amounts include accrued interest of approximately $32,055,000 and $2,804,000 as of the year ended December 31, 2000 and 1999, respectively. All of the interest was accrued in the year 2000 and in the five months of 1999. The loan bears interest at a rate of 9.75% per annum and has no defined repayment terms.

AMERICAN BANK IN POLAND S.A. REVOLVING CREDIT LOAN

    The revolving credit loan allowing the Company to borrow up to a maximum principal amount of $6,500,000 on or before December 31, 1998, was fully drawn as of December 31, 1998. The facility bore interest at LIBOR plus 3.0% (8.0% as at December 31, 1998), was repaid in full on November 20, 1999, and was secured by promissory notes en blanc from certain of the Company's subsidiaries, and pledges of the shares of certain of the Company's subsidiaries.

BANK ROZWOJU EKSPORTU S.A. DEUTSCHE-MARK FACILITY

    The Deutsche--Mark facility represents a credit facility of DM 3,948,615 of which approximately DM 1,702,500 was outstanding at December 31, 2000. The facility bears interest at LIBOR plus 2.0% (6.85% as at December 31, 2000), is repayable in full on December 27, 2002, and is ultimately secured by a pledge of the common shares of one of the Company's subsidiaries.

    Interest expense relating to notes payable was in the aggregate approximately $73,984,000, $24,459,000, $28,818,000 and $21,535,000 for the year
2000, for the five months of 1999, the seven months of 1999 and for the year ended December 31, 1998, respectively.

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

PROGRAMMING

    Programming is provided to the Company by certain of its affiliates. The Company incurred programming fees from these affiliates of $1,800,000 for the year ended December 31, 2000, $1,745,000, $1,025,000 for five and seven months of 1999, respectively and $418,000 for the year ended December 31, 1998.

PRINT MEDIA SERVICES

    An affiliate of the Company provides print media services to the Company. The Company incurred operating costs related to these services of $3,763,000, $2,849,000, $3,863,000 and $4,355,000 for the year ended December 31, 2000, five months of 1999, seven months of 1999 and the year ended December 31, 1998, respectively.

UPC

    As discussed in the note 12, the Company has $365,497,000 of notes payable to UPC, additionally the Company has $5,190,000 of trade payables related to management fees charged for the period of one year ended December 31, 2000 and $12,469,000 of trade receivables related to programming and transmission services sold to UPC.

15. PER SHARE INFORMATION

    Basic loss per share has been computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. The effect of potential common shares (stock options and warrants outstanding) is antidilutive, accordingly, dilutive loss per share is the same as basic loss per share. As of August 5, 1999 and December 31, 1998 options for 3,904,250 and 3,924,000 shares, respectively were excluded from the calculation of earnings per share.

    The following table provides a reconciliation of the numerator and denominator in the loss per share calculation:

                                                  SUCCESSOR (NOTE 2)          PREDECESSOR (NOTE 2)
                                               -------------------------   --------------------------
                                                YEAR ENDED       FIVE        SEVEN       YEAR ENDED
                                               DECEMBER 31,     MONTHS       MONTHS     DECEMBER 31,
                                                   2000         OF 1999     OF 1999         1998
                                               -------------   ---------   ----------   -------------
Net loss attributable to common stockholders
  (in thousands).............................    $(248,811)    $(144,177)  $(130,452)     $(126,065)
Basic weighted average number of common
  shares outstanding (in thousands)..........          N/A          N/A       33,459         33,310
                                                 ---------     ---------   ---------      ---------
Net loss per share-basic and diluted.........          N/A          N/A    $   (3.90)     $   (3.78)
                                                 =========     =========   =========      =========

16. CAPITAL CONTRIBUTION

    During the period of twelve months ended December 31, 2000, UPC made a capital contribution of $50.6 million.

17. STOCK OPTION PLANS

UPC POLSKA, INC. (FORMERLY @ENTERTAINMENT, INC.) STOCK OPTION PLAN

    On June 22, 1997, the Company adopted its own stock option plan (the "1997 Plan") pursuant to which the Company's Board of Directors may grant stock options to officers, key employees and consultants of the Company. The 1997 Plan authorizes grants of options to purchase up to 4,436,000 shares, subject to adjustment in accordance with the 1997 Plan. At December 31, 1998, options for 3,924,000 shares had been granted. Of this amount, 1,671,000 options became exercisable upon the IPO but could not be sold for a period of two years from July 30, 1997.

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

    Future stock options were granted with an exercise price that must be at least equal to the stock's fair market value at the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of stock of the Company, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the maximum term of an incentive stock option must not exceed five years. The term of all other options granted under the 1997 Plan may not exceed ten years. Options become exercisable at such times as determined by the Board of Directors and as set forth in the individual stock option agreements. Generally, all stock options vest ratably over 2 to 5 years commencing one year after the date of grant.

    In February 1999 a number of the Company's employees were granted options under this plan to purchase 700,000 shares of common stock at a price of $14.30 per share, vesting ratably over a three-year period starting from January 1, 2000. The exercise price of such options exceeded the quoted market price for the Company's shares on the date of grant. All stock options were cancelled and paid in cash in full in connection with the Merger.

    Stock option activity during the periods indicated is as follows:

                                                                                 WEIGHTED AVERAGE
                                                              NUMBER OF SHARES    EXERCISE PRICE
                                                              ----------------   ----------------
Balance at January 1, 1998 (none exercisable)...............      2,324,000          $  5.57
Granted.....................................................      1,600,000          $ 12.31
                                                                 ----------          -------
Balance at December 31, 1998 (2,643,000 exercisable)........      3,924,000          $  8.32
Granted.....................................................        700,000          $ 14.30
Forfeited...................................................       (623,750)         $ (4.55)
Exercised...................................................        (96,000)         $ (1.99)
Acquired as part of Merger and cancelled....................     (3,904,250)         $(10.16)
                                                                 ----------          -------
Balance at August 5, 1999...................................             --          $    --
Transactions during five months of 1999.....................             --          $    --
                                                                 ----------          -------
Balance at December 31, 1999................................             --          $    --
Transactions during year 2000...............................             --          $    --
                                                                 ----------          -------
Balance at December 31, 2000................................             --          $    --
                                                                 ==========          =======

    The per share weighted-average fair value of stock options granted during 1999 and 1998 was $2.82 and $4.22, respectively, on the date of grant using the Black Scholes option-pricing model. The following weighted-average assumptions were used; expected volatility of 53% and 43.0%, expected dividend yield 0.0%, risk-free interest rate of 4.78% and 5.72%, and an expected life of 4 years, respectively for 1999 and 1998.

UPC STOCK OPTION PLAN

    In June 1996, UPC Polska Inc.'s parent company, UPC, adopted a stock option plan (the "Plan") for certain of its employees and those of its subsidiaries. During 2000, management of UPC Polska Inc. were granted options by the parent company under this plan.

    There are 18,000,000 total shares available for the granting of options under the Plan, which are held by the Stichting Administratiekantoor UPC (the "Foundation"), which administers the Plan. Each option represents the right to acquire from the Foundation a certificate representing the economic value of one share. The options are granted at fair market value determined by UPC's Supervisory Board at the time of the grant. The maximum term that the options can be exercised is five years from the date of the grant. The vesting period for grants of options is four years, vesting in equal monthly increments. Upon termination of an employee (except in the case of death, disability or the like), vested options must be exercised, within 30 days of the termination date. The Supervisory Board of UPC may alter these vesting schedules at its discretion. An employee has the right at any time to put his certificates or shares from exercised vested options to the Foundation at a price equal to the fair market value. The Company can also call such certificates or shares for a cash payment upon termination in order to avoid dilution, except for certain awards, which can not be called by the Company until expiration of the underlying options. The Plan also contains anti-dilution protection and provides that, in the case of change of control, the acquiring company has the right to require UPC to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

    For purposes of the proforma disclosures presented below, UPC, and consequently UPC Polska Inc., have computed the fair values of all options granted during the year ended December 31, 2000 using the Black-Scholes multiple-option pricing model and the following weighted-average assumptions:

Risk-free interest rate.....................................      4.60%
Expected life regular options...............................    5 years
Expected volatility.........................................     74.14%
Expected dividend yield.....................................        0%.

    Based upon Black-Scholes multiple option model, the total fair value of options granted was approximately $1.0 million for the year ended December 31, 2000. This amount is amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For the year ended December 31, 2000, stock-based compensation, net of the effect of forfeitures and net of actual compensation expense recorded in the statement of operations was zero. This stock-based compensation had the following proforma effect on net income (in thousands):

                                                                                         YEAR ENDED
                                          YEAR ENDED       FIVE MONTHS   SEVEN MONTHS   DECEMBER 31,
                                       DECEMBER 31, 2000     OF 1999       OF 1999          1998
                                       -----------------   -----------   ------------   -------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss--as reported................      $(248,811)       $(144,177)    $(128,689)      $(126,065)
Net loss--pro forma..................      $(249,003)       $(144,177)    $(128,016)      $(131,511)
Basic and diluted net loss per
  share--as reported.................            N/A              N/A     $   (3.90)      $   (3.78)
Basic and diluted loss per share--pro
  forma..............................            N/A              N/A     $   (3.92)      $   (3.95)

    A summary of stock option activity for the Company's employees participating in the Plan is as follows:

                                                       FOR THE YEAR ENDED
                                                        DECEMBER 31, 2000
                                                ---------------------------------
                                                                     WEIGHTED-
                                                                      AVERAGE
                                                NUMBER OF SHARES   EXERCISE PRICE
                                                ----------------   --------------
                                                                      (EUROS)
Outstanding at the beginning of period........           --               --
Granted during period.........................       41,949            44.22(1)
Cancelled during period.......................           --               --
Exercised during period.......................           --               --
                                                     ------            -----
Outstanding at end of period..................       41,949            44.22(1)
                                                     ======            =====
Exercisable at end of period (1) .............        6,985            44.22(1)
                                                     ======            =====

- ------------------------

(1) The Weighted Average Exercise Price translated into US dollars at the rate as at December 31, 2000 amounts to $38.25.

    The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                                             FOR THE YEAR ENDED DECEMBER 31, 2000
                                                        -----------------------------------------------
EXERCISE PRICE                                          NUMBER OF OPTIONS   FAIR VALUE   EXERCISE PRICE
- --------------                                          -----------------   ----------   --------------
                                                                             (EUROS)
                                                                            ----------
Less than market price................................        4,733            31.62          44.22(1)
Equal to market price.................................       37,216            28.20          44.22(1)
                                                             ------            -----          -----
  Total...............................................       41,949            28.59          44.22(1)
                                                             ======            =====          =====

- ------------------------

(1) The Weighted Average Exercise Price translated into US dollars at the rate as at December 31, 2000 amounts to $38.25.

    The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 2000:

                                       OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                         ------------------------------------------------   ----------------------------
                                       WEIGHTED-AVERAGE
                          NUMBER OF       REMAINING          WEIGHTED-       NUMBER OF      WEIGHTED-
                           OPTIONS       CONTRACTUAL          AVERAGE         OPTIONS        AVERAGE
EXERCISE PRICE (EUROS)   OUTSTANDING     LIFE (YEARS)     EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
- ----------------------   -----------   ----------------   ---------------   -----------   --------------
                                                              (EUROS)                        (EUROS)
        44.22               41,949           3.25              44.22           6,985           44.22(1)
                            ======           ====              =====           =====           =====

- ------------------------

(1) The Weighted Average Exercise Price translated into US dollars at the rate as at December 31, 2000 amounts to $38.25.

    This Plan has been accounted for as a fixed plan. Compensation expense of zero was recognized for the year ended December 31, 2000.

18. LEASES

    Total rental expense associated with the operating leases mentioned below for the year ended December 31, 2000, five months of 1999, seven months of 1999 and the year ended December 31, 1998 was $14,745,000, $3,827,000, $5,358,000 and
$10,521,000, respectively.

BUILDING LEASES

    The Company leases several offices and warehouses within Poland under cancelable and non cancelable operating leases. The Company has also a non cancelable operating lease for a building in the United Kingdom which houses the majority of its technical equipment relating to the D-DTH network. The non cancelable lease for the building in the United Kingdom expires in 2002, and contains a renewal option for an additional five years. The non cancelable operating lease for offices in Poland expires in 2005 and contains a renewal option for an additional five years. Future minimum lease payments as of December 31, 2000 are $5,095,000 in 2001, $4,423,000 in 2002 and $4,462,000 in
2003, $4,473,000 in 2004 and $7,630,000 in 2005 and thereafter.

D-DTH TECHNICAL EQUIPMENT LEASE

    The Company has an eight year agreement with British Telecommunications plc ("BT") for the lease and maintenance of certain satellite uplink equipment. The agreement requires the payment of equal monthly installments of approximately $45,000 approximating future minimum commitments of $538,000 in 2001, $538,000 in 2002, $538,000 in 2003, $538,000 in 2004 and $672,000 in 2005 and thereafter.
Other than the BT uplink equipment, the Company owns all of the required broadcasting equipment at its transmission facility in the United Kingdom.

CONDUIT LEASES

    The Company leases space within various telephone duct systems from TPSA under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months notice without cause. Refer to note 24 for further detail. All of the agreements provide that TPSA is the manager of the telephone duct system and will lease space within the ducts to the Company for installation of cable and equipment for the cable television systems. The lease agreements provide for monthly lease payments that are adjusted quarterly or annually, except for the Gdansk lease agreement which provides for an annual adjustment after the sixth year and then remains fixed through the tenth year of the lease.

    Minimum future lease commitments for the aforementioned conduit leases relate to 2001 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $498,000 as of the year ended December 31, 2000.

TRANSPONDER LEASES

    During 1997 and 2000, the Company entered into certain operating leases pursuant to which the Company is liable for charges associated with each of its four transponders on the Astra satellites, which can amount to a maximum of $5,676,000 per year for each transponder and up to $208,120,000 for all four transponders for the term of their leases. The future maximum lease payments applicable to the transponders approximate $22,704,000 in 2001, $22,704,000 in 2002, $22,704,000 in 2003, $22,704,000 in 2004 and $117,304,000 in 2005 and
thereafter. The leases for the two transponders on the Astra 1F satellite and the transponder on the Astra 1E satellite will expire in 2009. The lease for the fourth transponder on the Astra 1G satellite will expire in 2010. The Company's transponder leases provide that the Company's rights are subject to termination in the event that the lessor's franchise is withdrawn by the Luxembourg Government.

CAR LEASES

    The Company has operating car leases with various leasing companies in Poland. Minimum future lease commitments for the aforementioned car leases as of December 31, 2000 are $516,000 in 2001, $439,000 in 2002 and $37,000 in 2003.

19. QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

                                                  OPERATING                OPERATING
                                      OPERATING    LOSS AS                   LOSS      NET LOSS AS                NET LOSS
                                      REVENUES    REPORTED    ADJUSTMENT   ADJUSTED     REPORTED     ADJUSTMENT   ADJUSTED
                                      ---------   ---------   ----------   ---------   -----------   ----------   --------
2000
  First Quarter.....................   27,324      (43,818)     (1,297)     (45,115)     (63,539)      (1,297)     (64,836)
  Second Quarter....................   30,116      (39,723)     (1,297)     (41,020)     (67,410)      (1,297)     (68,707)
  Third Quarter.....................   31,843      (39,173)     (1,298)     (40,471)     (63,727)      (1,298)     (65,025)
  Fourth Quarter....................   44,300      (48,516)      3,892      (44,624)     (54,135)       3,892      (50,243)

1999
  First Quarter.....................   18,799      (24,243)         --      (24,243)     (34,626)          --      (34,626)
  Second Quarter....................   21,056      (54,811)         --      (54,811)     (68,938)          --      (68,938)
  Third Quarter.....................   21,827      (57,240)         --      (57,240)     (72,895)          --      (72,895)
  Fourth Quarter....................   23,276      (80,901)         --      (80,901)     (95,734)          --      (95,734)

    During the fourth quarter of the year 2000, the Company was invoiced of $5,190,000 (equivalent of EUR 6,000,000) for general management services ("GSA") from UPC. The above presented adjustment allocates the GSA expense evenly into each quarter of the year 2000.

20. SEGMENT INFORMATION

    UPC Polska, Inc. and its subsidiaries operate in four business segments, cable television, digital direct-to-home television, programming, and corporate functions. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring items and foreign exchange gains and loss. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

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

                                           CABLE      D-DTH     PROGRAMMING   CORPORATE     TOTAL
                                          --------   --------   -----------   ---------   ---------
2000
Revenues from external customers........  $ 68,781   $ 51,239    $ 13,563     $      -    $ 133,583
Intersegment revenues...................         -          -      55,134            -       55,134
Operating loss..........................   (44,581)   (47,284)    (71,858)      (7,507)    (171,230)
EBITDA..................................     1,203     (6,932)    (48,491)      (7,507)     (61,727)
Depreciation and amortization...........   (45,784)   (40,352)    (23,367)           -     (109,503)
Net loss................................   (46,510)   (74,377)    (87,994)     (39,930)    (248,811)
Segment assets..........................   518,872    402,609     301,522       12,151    1,235,154

FIVE MONTHS OF 1999
Revenues from external customers........  $ 27,027   $  8,230    $  2,761     $     --    $  38,018
Intersegment revenues...................        --         --      12,149           --       12,149
Operating loss..........................   (26,923)   (40,846)    (45,859)      (4,768)    (118,396)
EBITDA..................................    (8,765)   (28,184)    (36,507)      (4,751)     (78,207)
Depreciation and amortization...........   (18,158)   (12,662)     (9,352)         (17)     (40,189)
Net loss................................   (33,130)   (49,939)    (47,714)     (13,394)    (144,177)
Segment assets..........................   524,931    367,347     311,241       15,352    1,218,871

SEVEN MONTHS OF 1999
Revenues from external customers........  $ 35,434   $ 10,675    $    831     $     --    $  46,940
Intersegment revenues...................        --         --      15,095           --       15,095
Operating loss..........................   (11,936)   (44,832)    (28,094)     (13,937)     (98,799)
EBITDA..................................     1,883    (37,753)    (25,083)     (13,919)     (74,872)
Depreciation and amortization...........   (13,819)    (7,079)     (3,011)         (18)     (23,927)
Net loss................................   (20,672)   (50,641)    (34,717)     (21,986)    (128,016)
Segment assets..........................   186,941     58,239      68,672       69,164      383,016

1998
Revenues from external customers........  $ 52,971   $  8,613    $    275     $     --    $  61,859
Intersegment revenues...................        --        435      13,544           --       13,979
Operating loss..........................   (23,066)   (35,247)    (33,800)      (8,700)    (100,813)
EBITDA..................................    (1,431)   (34,012)    (30,366)      (8,700)     (74,509)
Depreciation and amortization...........   (21,635)    (1,235)     (3,434)          --      (26,304)
Net loss................................   (37,193)   (38,716)    (41,161)      (8,995)    (126,065)
Segment assets..........................   193,785     78,952      54,046       21,591      348,374

    Total long-lived assets as of December 31, 2000 and 1999 and total revenues for the year 2000, five and seven months of 1999, and year ended December 31, 1998 analyzed by geographical location are as follows:

                                                    TOTAL REVENUES                        LONG-LIVED ASSETS
                                ------------------------------------------------------   -------------------
                                           FIVE MONTHS OF   SEVEN MONTHS OF
                                  2000          1999             1999           1998       2000       1999
                                --------   --------------   ---------------   --------   --------   --------
                                                    (IN THOUSAND)                           (IN THOUSAND)
Poland........................  121,650        38,018           46,940         61,859    285,803    206,442
United Kingdom................       --            --               --             --     17,546     21,493
Other.........................   11,933            --               --             --        438        514
                                -------        ------           ------         ------    -------    -------
Total.........................  133,583        38,018           46,940         61,859    303,787    228,449
                                =======        ======           ======         ======    =======    =======

    During the year 2000, UPC Broadcast Centre began providing D-DTH transmission services and purchased and sold programming rights to other subsidiaries of UPC in Hungary, the Czech Republic and Slovakia.

    All of the Company's revenue is derived from activities carried out in Poland and other countries in Europe. Long-lived assets consist of property, plant, and equipment, inventories for construction and intangible assets other than goodwill and other assets.

21. JOINT VENTURE WITH MTV

    On March 1, 2000, UPC Programming B.V., an affiliate of the Company, entered into joint a venture with MTV Networks B.V. for a 50% equity interest in MTV Polska for the purpose of producing a localized Polish MTV programming channel for distribution in Poland. The Company has agreed to sell certain assets of its subsidiary, Atomic TV, to UPC Programming B.V., which will in turn contribute these assets to the joint venture. As a result of the joint venture, MTV Polska has licensed the right to distribute the MTV Polska and VH1 programming channels in Poland to UPC Programming B.V. In turn, UPC Programming B.V. intends to novate such rights to Wizja TV B.V. Those carriage rights are used by UPC Telewizja Kablowa (previously Polska Telewizja Kablowa) and UPC Broadcast Centre Limited for distribution in Poland. As a result of the joint venture with MTV, the Atomic TV channel was discontinued as of July 2000.

22. BROADCASTING LICENSE

    In November 2000, Polska Telewizja Cyfrowa Sp. z o.o., owned in part by a subsidiary of the Company, was issued broadcasting licenses for Wizja Sport and Wizja Jeden by the National Broadcast Council. The National Broadcast Council has also issued a satellite platform license to Polska Telewizja Cyfrowa
Sp. z o.o. for Wizja Sport, Wizja Jeden and certain third party programming. Polska Telewizja Cyfrowa Sp. z o.o. is considered to be a broadcaster under the Polish law, although these licenses have not yet been used.

23. DATA TRANSMISSION LICENSE

    On July 26, 2000, the Polish Ministry of Telecommunication issued a 15-year data transmission license to a subsidiary of the Company, authorizing that company to provide data transmission service to its customers throughout the territory of Poland, using its own networks and those leased from other licensed operators. This license allowed that subsidiary to provide Internet services to its customers. This license expired automatically with the entry of the NTL into force, i.e. as of January 1, 2001. The subsidiary may continue the provision of the services covered by the license. It must, however, notify the Chairman of the URT about the provision of the data transmission services by the end of March

2001 as described below. In certain cases listed below, the Chairman of the URT may object to the provision of the services by the subsidiary.

    As of December 31, 2000, approximately 74.5% of the Company's cable plant runs through conduits leased from the Polish national telephone company ("TPSA"). If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company is currently in the process of introducing Internet services to its customers and renegotiating certain conduit agreements with TPSA.

24. COMMITMENTS AND CONTINGENCIES

    In addition to lease commitments presented in note 18 the Company has the following commitments and contingencies:

PURCHASE COMMITMENTS

    The Company has concluded an agreement with Philips, whereby Philips supplies Reception Systems, as well as retail, installation and support services in connection with the launch of the Company's D-DTH Business in Poland. Philips was the exclusive supplier to the Company of the first 500,000 D-DTH Reception Systems. The Company purchased more than 500,000 D-DTH reception systems from Philips as of the end of the year 2000. Philips has granted the Company an exclusive license of its CryptoWorks-Registered Trademark- technology in Poland for the term of the agreement, which may be terminated or renegotiated when the Company has purchased 500,000 D-DTH reception systems from Philips. The Company and Philips are currently negotiating a variation to the agreement.

PROGRAMMING, BROADCAST AND EXHIBITION RIGHT COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party content providers for its D-DTH and cable systems. The agreements have terms which range from one to seven years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At December 31, 2000, the Company had an aggregate minimum commitment in relation to these agreements of approximately $267,847,000 over the next seven years, approximating $65,225,000 in 2001, $54,319,000 in 2002, $34,967,000 in
2003, $21,086,000 in 2004 and $92,250,000 in 2005 and thereafter.

SPONSORSHIP COMMITMENTS

    As of the year ended December 31, 2000, the Company through its subsidiaries committed to pay approximately $0.8 million for the sponsorship of the Hoop Pekaes Pruszkow basketball club.

REGULATORY APPROVALS

    The Company is in the process of obtaining permits from the Chairman of URT for several of its cable television systems. If these permits are not obtained, URT could impose penalties such as fines or in severe cases, revocation of all permits held by an operator or the forfeiture of the operator's cable networks. Management of the Company does not believe that these pending approvals result in a significant risk to the Company. Additionally, in March 2001, the Company's subsidiary notified the Chairman of the URT of its activities concerning the provision of data transmission services and access to Internet.

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

PROCEEDING RELATING TO HBO POLSKA

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

    The Company demanded monies from TKP as a result of the failure to execute the definitive agreements by the Signature Date. While the Company was waiting for the expiration of the 10-day period for payment of the break-up fee, TKP initiated arbitration proceedings before a three member-arbitration panel in Geneva, Switzerland. In their claim, TKP and its shareholders alleged that the Company breached its obligation to negotiate in good faith and to use its best efforts to agree and execute the definitive agreements and claimed the Company is obligated to pay TKP $10 million pursuant to the letter of intent. The Company answered and brought counterclaims against TKP and its shareholders. The arbitration hearings were conducted in Geneva in June 1999. On June 26, 2000, the arbitration tribunal awarded TKP $10 million plus interest and costs and dismissed the Company's request for damages against TKP and its shareholders. Following the award, the Company decided not to appeal. During the second quarter of the year 2000, the Company accrued $12.0 million related to the arbitration accounted for as adjustment to goodwill. The award of $12,218,100 was paid on October 27, 2000.

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

    On or about March 31, 2000 the parties to the lawsuit reached a settlement. In accordance with the settlement, on June 2, 2000, Wizja TV B.V., an affiliate of PCI, purchased approximately 1.4% of the outstanding shares of PCBV for a price of approximately $2.2 million. The case has been dismissed and releases exchanged. The aforementioned settlement does not include the remaining minority shareholders.

    In addition to the Ohio lawsuit, other minority shareholders of PCBV (representing an additional approximately 6% of the shares of PCBV, hereinafter the "Reece Group") have asserted claims against the past and present directors or officers of, or members of the Board of Managers of, PCI, PCBV and the Company or one or more controlling shareholders of the Company but have not yet filed suit.

    The claims by the Reece Group consist of allegations previously made by Reece Communications, Inc. ("RCI"). RCI's allegations were premised on, among other things, alleged acts, errors, omissions, misstatements, misleading statements or breaches of duty by the aforementioned officers, directors, or controlling shareholders. Although the Company has defenses to the Reece Group's allegations, the Company is presently attempting to negotiate a settlement of those claims and a simultaneous purchase of the Reece Group's PCBV shares.

THE GROUPE JEAN-CLAUDE DARMON PROCEEDING AGAINST WIZJA TV SP. Z O.O.

    On January 27, 2000, the Groupe Jean-Claude Darmon ("Darmon"), a French company, commenced legal proceedings against Wizja TV Sp. z o.o., a subsidiary of the Company, and SPN Widzew SSA Sportowa Spolka Akeyjna (Lodz Football Club) in the Paris Commercial Court ("Tribunal de Commerce de Paris").

    Wizja TV Sp. z o.o. has been accused of infringing broadcast and advertising rights which Darmon purports to hold. Darmon has accused Wizja TV Sp. z o.o. of interrupting the broadcast signal of the UEFA Cup match on October 21, 1999 between Lodz Club and AS Monaco. Darmon seeks damages in the amount of 13,025,000 French francs (approximately $1,760,674) from Wizja Sp. z o.o. The Company is unable to predict the outcome of this case.

DIVIDEND RESTRICTIONS

    The Company's Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish Accounting Principles. As of December 31, 2000, the Company's Polish subsidiaries have no profit available for distribution as dividends.

25. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

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

SUPPLIER AGREEMENT

    Certain critical components and services used in the Company's D-DTH satellite transmission system, including the D-DTH Reception System, as well as retail, installation and support services, are initially to be provided exclusively by Philips. The Company concluded an agreement with Philips providing for Philips to be the exclusive supplier to the Company of the first 500,000 D-DTH Reception Systems in connection with the launch of the Company's D-DTH business in Poland. Philips granted the Company an exclusive license of its CryptoWorks-Registered Trademark- technology in Poland for the term of the agreement. The Company had purchased more than 500,000 D-DTH reception systems from Philips as of the end of the year 2000. The Company and Philips are currently negotiating a variation into the agreement.

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

PIRACY

    The delivery of subscription programming requires the use of encryption technology to prevent signal theft or "piracy." Historically, piracy in the cable television and European A-DTH industries has been widely reported. The Company's IRDs incorporate Philips' CryptoWorks-Registered Trademark-proprietary encryption technology as part of its conditional access system. These IRDs use smartcard technology, making it possible to change the conditional access system in the event of a security breach either through over-the-air methods such as issuing new electronic decryption "keys" over-the-air as part of the Company's regular D-DTH broadcasts or by issuing new smartcards. To the extent that a breach occurs, the Company will take countermeasures, including over-the-air measures and, if necessary, the replacement of smartcards. Although the Company expects its conditional access system, subscriber management system and smartcard system to adequately prevent unauthorized access to programming, there can be no assurance that the encryption technology to be utilized in connection with the Company's D-DTH system will remain effective. The Company and Philips are actively cooperating in combating privacy issues.

USE OF TPSA CONDUITS

    The Company's ability to build out its existing cable television networks and to integrate acquired systems into its cable television networks depends on, among other things, the Company's continued ability to design and obtain access to network routes, and to secure other construction resources, all at reasonable costs and on satisfactory terms and conditions. Many of such factors are beyond the control of the Company. In addition, at December 31, 2000, approximately 74.5% of the Company's cable television plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA allows for termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause.

    In addition, some conduit agreements with TPSA provide that cables can be installed in the conduit only for the use of cable television. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company is currently in the process of introducing Internet services to its cable and D-DTH customers and renegotiating certain conduit agreements with TPSA.

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

CREDIT WORTHINESS

    All of the Company's customers are located in Poland. As is typical in this industry, no single customer accounted for more than five percent of the Company's sales in 2000 or 1999. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

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

    (ii) The report of KPMG Polska Sp. z o.o. on the Company's financial statements for the fiscal year ended December 31, 1998 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

   (iii) The Company's Board of Directors participated in and approved the decision to change independent accountants.

    (iv) In connection with its audits for the fiscal year ended December 31, 1998 and the relationship through the date of the dismissal, there have been no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG would have caused them to make reference thereto in their report on the financial statements for such fiscal year.

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

        (vi) The Company requested that KPMG furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated December 2, 1999, is incorporated by reference to this Form 10-K.

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

(B) REPORTS ON FORM 8-K

    The Company filed the following Reports on Form 8-K during the quarter ended December 31, 2000:

    Report on Form 8-K, filed on December 12, 2000, relating to the Company's name change.

(C) EXHIBIT LISTING

       EXHIBIT
       NUMBER
- ---------------------
                 3(i)   Amended and Restated Certificate of Incorporation of UPC
                        Polska, Inc. dated December 11, 2000.

                3(ii)   Amended and Restated By-Laws of UPC Polska, Inc., dated
                        January 2000.

                  4.1   Form of Indenture dated as of January 20, 1999 between UPC
                        Polska, Inc. and Bankers Trust Company relating to UPC
                        Polska, Inc. Series C Senior Discount Notes due 2008.

                  4.2   Form of Indenture dated as of January 27, 1999 between UPC
                        Polska, Inc. and Bankers Trust Company relating to UPC
                        Polska, Inc. 14 1/2% Senior Discount Notes due 2009 and its
                        14 1/2% Series B Senior Discount Notes due 2009.

                 10.1   Agreement for Digital Transmission on the Astra Satellite
                        System between Societe Europeenne des Satellites S.A.
                        ("SES") and UPC Broadcast Centre Ltd. ("UPC Broadcast")
                        (ASTRA 1G Satellite, Transponder 73) dated July 10, 2000.+

                 10.2   Amendment No. 1 to the Agreements for Digital Transmission
                        on the Astra System dated March 26 and 27, 1997 referring to
                        Transponders 79, 95 and 99, dated July 10, 2000, between
                        SES, At Entertainment Ltd., and UPC Broadcast.

                   11   Statement re computation of per share earnings (contained in
                        Note 15 to Financial Statements in this Annual Report on
                        Form 10-K)

                 99.1   Letter from KPMG, dated December 2, 1999. (Incorporated by reference to UPC Polska, Inc. Form 8-K, filed in December 2,
                        1999)

- ------------------------

+ Confidential treatment has been requested with respect to portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       UPC POLSKA, INC.

                                                       By:                /s/ SIMON BOYD
                                                            -----------------------------------------
                                                                            Simon Boyd
                                                                CHIEF FINANCIAL OFFICER (PRINCIPAL
                                                                FINANCIAL AND PRINCIPAL ACCOUNTING
                                                                             OFFICER)

    In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
                  /s/ BRUCE MASSEY
     -------------------------------------------       President and Chief Executive    April 2, 2001
                    Bruce Massey                         Officer

                   /s/ SIMON BOYD                      Chief Financial Officer
     -------------------------------------------         (Principal Financial and       April 2, 2001
                     Simon Boyd                          Principal Accounting Officer)

             /s/ WALTER EUGENE MUSSELMAN
     -------------------------------------------       Director                         April 2, 2001
               Walter Eugene Musselman

                /s/ MARK L. SCHNEIDER
     -------------------------------------------       Chairman of the Board of         April 2, 2001
                  Mark L. Schneider                      Directors

                  /s/ ANTON TUIJTEN
     -------------------------------------------       Director                         April 2, 2001
                    Anton Tuijten

                   /s/ SIMON OAKES
     -------------------------------------------       Director                         April 2, 2001
                     Simon Oakes

                   /s/ ROBERT DUNN
     -------------------------------------------       Director                         April 2, 2001
                     Robert Dunn

                /s/ NIMROD J. KOVACS
     -------------------------------------------       Director                         April 2, 2001
                  Nimrod J. Kovacs