Form 10-Q
period 2001-03-31
UPC POLSKA INC
filed 2001-05-15
CIK 1041454

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR

        / / TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT 1934

        FROM THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-22877

                            ------------------------

                                UPC POLSKA, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                               06-1487156
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation of Organization)               Identification No.)

           4643 ULSTER STREET
               SUITE 1300                                80237
            DENVER, COLORADO                           (Zip Code)
(Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 770-4001

    Indicate by check (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____

    The number of shares outstanding of UPC Polska, Inc.'s common stock as of March 31, 2001, was:

                      Common Stock                   1,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                UPC POLSKA, INC.
                                FORM 10-Q INDEX
                   FOR QUARTERLY PERIOD ENDED MARCH 31, 2001

                                                                       PAGE NO.
                                                                       --------
PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

         UPC Polska, Inc.

           Consolidated Balance Sheets...............................      3

           Consolidated Statements of Operations.....................      4

           Consolidated Statements of Comprehensive Loss.............      5

           Consolidated Statements of Cash Flows.....................      6

           Notes to Consolidated Financial Statements................      7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     16

Item 3.  Quantitative and Qualitative Disclosures.About Market
           Risk......................................................     25

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     27

Item 2.  Changes in Securities and Use of Proceeds...................     27

Item 3.  Defaults Upon Senior Securities.............................     27

Item 4.  Submission of Matters to a Vote of Security Holders.........     27

Item 5.  Other Information...........................................     27

Item 6.  Exhibits and Reports on Form 8-K............................     27

                                UPC POLSKA, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $   15,844     $    8,879
  Trade accounts receivable, net of allowance for doubtful
    accounts of $11,611 in 2001 and $8,685 in 2000..........      10,160         18,627
  Programming and broadcast rights..........................       7,606         10,317
  VAT recoverable...........................................         161          1,625
  Prepayments...............................................       6,119          5,354
  Due from UPC affiliates...................................      19,361         12,469
  Other current assets......................................         809          1,430
                                                              ----------     ----------
    Total current assets....................................      60,060         58,701
                                                              ----------     ----------

Property, plant and equipment:
  Cable television systems assets...........................     155,712        151,417
  D-DTH, transmission and production equipment..............     164,800        165,369
  Construction in progress..................................       6,962         11,730
  Vehicles..................................................       2,208          2,081
  Other.....................................................      28,031         23,157
                                                              ----------     ----------
                                                                 357,713        353,754

  Less accumulated depreciation.............................     (76,772)       (62,242)
                                                              ----------     ----------
    Net property, plant and equipment.......................     280,941        291,512

Inventories for construction................................       6,694          6,596
Intangibles, net............................................     852,573        862,116
Investments in affiliated companies.........................      15,552         16,229
                                                              ----------     ----------

    Total assets............................................  $1,215,820     $1,235,154
                                                              ==========     ==========
                          LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $   85,916     $   95,631
  Due to UPC................................................       2,785          5,190
  Accrued interest..........................................         591            236
  Deferred revenue..........................................       8,573          7,964
                                                              ----------     ----------
    Total current liabilities...............................      97,865        109,021
                                                              ----------     ----------

Long-term liabilities:
  Notes payable and accrued interest to UPC.................     397,777        365,497
  Notes payable.............................................     367,357        355,945
  Other long term liabilities...............................       1,245          1,469
                                                              ----------     ----------
    Total liabilities.......................................     864,244        831,932
                                                              ----------     ----------

Commitments and contingencies (note 8)

Stockholder's equity:
  Common stock, $.01 par value; 1,000 shares authorized,
    shares issued and outstanding
    1,000 as of March 31, 2001 and December 31, 2000........          --             --

  Paid-in capital...........................................     877,601        863,111
  Accumulated other comprehensive loss......................     (59,384)       (66,901)
  Accumulated deficit.......................................    (466,641)      (392,988)
                                                              ----------     ----------
    Total stockholder's equity..............................     351,576        403,222
                                                              ----------     ----------

    Total liabilities and stockholder's equity..............  $1,215,820     $1,235,154
                                                              ==========     ==========

     See accompanying notes to unaudited consolidated financial statements.

                                UPC POLSKA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2001       MARCH 31, 2000
                                                            ------------------   ------------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..................................................       $ 38,568             $ 27,324

Operating expenses:
  Direct operating expenses...............................         32,773               32,536
  Selling, general and administrative expenses............         16,741               12,560
  Depreciation and amortization...........................         31,651               26,046
                                                                 --------             --------
Total operating expenses..................................         81,165               71,142
                                                                 --------             --------

  Operating loss..........................................        (42,597)             (43,818)

Interest and investment income............................            256                  319
Interest expense..........................................        (22,586)             (16,329)
Equity in losses of affiliated companies..................            (35)                (124)
Foreign exchange gain/(loss), net.........................            751               (2,392)
Non-operating expense.....................................           (177)                 (70)
Impairment of D-DTH equipment.............................         (9,229)              (1,088)
                                                                 --------             --------

  Loss before income taxes................................        (73,617)             (63,502)

Income tax expense........................................            (36)                 (37)
                                                                 --------             --------
Net loss applicable to holders of common stock............       $(73,653)            $(63,539)
                                                                 ========             ========
Basic and diluted loss per common share...................            N/A                  N/A
                                                                 ========             ========

     See accompanying notes to unaudited consolidated financial statements.

                                UPC POLSKA, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                  (UNAUDITED)

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2001       MARCH 31, 2000
                                                            ------------------   ------------------
                                                                                   (IN THOUSANDS)
Net loss..................................................       $(73,653)            $(63,539)
Other comprehensive gain/(loss):
  Translation adjustment..................................          7,517                 (636)
                                                                 --------             --------
Comprehensive loss........................................       $(66,136)            $(64,175)
                                                                 ========             ========

     See accompanying notes to unaudited consolidated financial statements.

                                UPC POLSKA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2001       MARCH 31, 2000
                                                            ------------------   ------------------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net loss................................................       $(73,653)            $(63,539)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization.........................         31,651               26,046
    Amortization of notes payable discount and issue
      costs...............................................         11,902               10,466
    Equity in losses of affiliated companies..............             35                  124
    Impairment of D-DTH equipment.........................          9,229                1,088
    Other.................................................           (555)              (1,468)
    Changes in operating assets and liabilities:
      Accounts receivable.................................          8,271                2,001
      Other current assets................................          1,190                2,161
      Programming and broadcast rights....................          2,711                 (297)
      Accounts payable....................................         (8,163)              (4,199)
      Deferred revenue....................................            693                1,910
      Interest payable to UPC.............................         10,534                5,806
      Accounts Payable to UPC.............................          2,785                   --
      Accounts Receivable from UPC........................         (6,892)                  --
                                                                 --------             --------
        Net cash used in operating activities.............        (10,262)             (19,901)
                                                                 --------             --------
Cash flows from investing activities:
      Construction and purchase of property, plant and
        equipment.........................................        (13,741)             (30,361)
                                                                 --------             --------
        Net cash used in investing activities.............        (13,741)             (30,361)
                                                                 --------             --------
Cash flows from financing activities:
      UPC capital increase................................         14,490                   --
      Proceeds from loans from UPC........................         16,556               47,037
      Repayment of notes payable..........................           (109)                (230)
                                                                 --------             --------
        Net cash provided by financing activities.........         30,937               46,807
                                                                 --------             --------
        Net increase/(decrease) in cash and cash
          equivalents.....................................          6,934               (3,455)
        Effect of exchange rates on cash and cash
          equivalents.....................................             31                   (6)
Cash and cash equivalents at beginning of period..........          8,879               35,520
                                                                 --------             --------
Cash and cash equivalents at end of period................       $ 15,844             $ 32,059
                                                                 ========             ========
Supplemental cash flow information:
      Cash paid for interest..............................       $     99             $     22
                                                                 ========             ========
      Cash paid for income taxes..........................       $     36             $     13
                                                                 ========             ========

     See accompanying notes to unaudited consolidated financial statements.

                                UPC POLSKA, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000

1. BASIS OF PRESENTATION

    The information furnished by UPC Polska, Inc. and its subsidiaries ("UPC Polska" or the "Company" previously @Entertainment, Inc.) has been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of March 31, 2001. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the SEC (the "2000 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

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

    Also on August 6, 1999, Bison was merged with and into the Company with the Company continuing as the surviving corporation (the "Merger"). Accordingly, the Company became a wholly-owned subsidiary of UPC. UnitedGlobalCom, Inc. is the majority stockholder of UPC. The Company believes that a Change of Control (as defined in the indentures governing the UPC Polska and Poland
Communications, Inc. ("PCI") notes) occurred on August 6, 1999 as a result of the Acquisition and Merger.

    The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of UPC Polska. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The Company restated some of its assets and liabilities at August 5, 1999. At this date, the notes of the Company and PCI were restated to reflect the market value and as a result were increased by $61.9 million and deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all outstanding shares, warrants and options totalled
$812.5 million. At this time the Company had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million, which was realized on previous transactions. As a result of the above considerations,

UPC realized goodwill of approximately $979.3 million. During the year ended December 31, 2000 this figure increased by $12.3 million to $991.6 million mainly due to the results of an arbitration settlement between the Company and Telewizyjna Korporacja Partycypacyjna ("TKP"). As a result of the Acquisition, UPC pushed down its basis to the Company establishing a new basis of accounting as of the acquisition date. UPC Polska allocated goodwill between the business segments based on the investment model used for acquisition.

3. FINANCIAL POSITION AND BASIS OF ACCOUNTING

    These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Pay television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks, acquisition of programming rights and reception system for digital direct-to-home satellite broadcast ("D-DTH") business and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception
(1990). The Company expects to experience substantial operating losses and negative cash flows for at least the next year in association with the expansion of the D-DTH and programming businesses. As of March 31, 2001, the Company had negative working capital and significant commitments under non-cancelable operating leases and for programming rights. Additionally, the Company is currently and is expected to continue to be highly leveraged. The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company as well as its ability to obtain additional third party financing to support the planned expansion, as well as obtaining additional financing from its parent, UPC. The Company's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan for its D-DTH, cable and programming business.

    Management of the Company believes that significant opportunities exist for pay television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (i.e. data and telephones). As such, the Company has focused its financial and business efforts toward its position in the cable, D-DTH and programming markets. The Company's business strategy is designed to increase its market share and subscriber base and to maximize revenue per subscriber. To accomplish its objectives and to capitalize on its competitive advantages, the Company intends to (i) develop and control the content of its programming; (ii) increase its distribution capabilities through internal growth and through acquisitions; (iii) control its management of subscribers by using advanced information systems; (iv) maintain Wizja TV as the leading brand name in the Polish pay television industry; and
(v) provide additional revenue generating services to its customers. If the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is solely dependent on its parent, UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support UPC Polska and its subsidiaries as a going concern, and accordingly enable UPC Polska and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2002.

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

4. IMPACT OF A NEW ACCOUNTING STANDARD ADOPTION

    Effective January 1, 2001, the Company adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS 133 on January 1, 2001, resulted in no impact to income. The Company's debt is all fixed rate and denominated in Euros or U.S. dollars. The Company does not use derivative instruments to manage exposures to foreign currency or interest rate risks.

5. IMPAIRMENT OF D-DTH BOXES

    The Company has impaired the value of D-DTH boxes leased to customers, that have been disconnected and where it is unlikely that the Company will recover the value of the boxes. The value of the impairment is based on the number of disconnected customers, to whom the D-DTH boxes were rented, decreased by the number of collected boxes and multiplied by the net book value of the box at the end of the corresponding period. The amount of impairment in the first quarter of 2001 and the first quarter of 2000 was $9,229,000 and $1,088,000, respectively.

6. RECLASSIFICATIONS

    Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statements to conform to the unaudited consolidated financial statement presentation for the three months ended March 31, 2001.

7. PER SHARE INFORMATION

    Basic and diluted loss per share has not been computed since 100% of the outstanding shares are held by a single shareholder, UPC.

8. COMMITMENTS AND CONTINGENCIES

BUILDING LEASES

    The Company leases several offices and warehouses within Poland under cancelable and non cancelable operating leases. The Company has also a non cancelable operating lease for a building in the United Kingdom which houses the majority of its technical equipment relating to the D-DTH network. The non cancelable lease for the building in the United Kingdom expires in 2002, and contains a renewal option for an additional five years. The non cancelable operating lease for offices in Poland expires in 2005 and contains a renewal option for an additional five years. Future minimum lease payments as of March 31, 2001 are $3,701,000 in 2001, $4,249,000 in 2002 and $4,275,000 in
2003, $4,285,000 in 2004 and $7,291,000 in 2005 and thereafter.

D-DTH TECHNICAL EQUIPMENT LEASE

    The Company has an eight year agreement with British Telecommunications plc ("BT") for the lease and maintenance of certain satellite uplink equipment. The agreement requires the payment of equal monthly installments of approximately $43,000 approximating future minimum commitments of $386,000 in 2001, $515,000 in 2002, $515,000 in 2003, $515,000 in 2004 and $644,000 in 2005 and
thereafter. Other than the BT uplink equipment, the Company owns all of the required broadcasting equipment at its transmission facility in the United Kingdom.

CONDUIT LEASES

    The Company leases space within various telephone duct systems from the Polish national telephone company (known in the Polish telecommunications industry as "TPSA") under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months notice without cause. All of the agreements provide that TPSA is the manager of the telephone duct system and will lease space within the ducts to the Company for installation of cable and equipment for the cable television systems. The lease agreements provide for monthly lease payments that are adjusted quarterly or annually, except for the Gdansk lease agreement which provides for an annual adjustment after the sixth year and then remains fixed through the tenth year of the lease. Minimum future lease commitments for the aforementioned conduit leases relate to 2001 and 2002 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $756,000 as of March 31, 2001.

TRANSPONDER LEASES

    During 1997 and 2000, the Company entered into certain operating leases pursuant to which the Company is liable for charges associated with each of its four transponders on the Astra satellites, which can amount to a maximum of $5,359,000 per year for each transponder and up to $191,126,000 for all four transponders for the term of their leases. The future maximum lease payments applicable to the transponders approximate $16,076,000 in 2001, $21,435,000 in 2002, $21,435,000 in 2003, $21,435,000 in 2004 and $110,745,000 in 2005 and
thereafter. The leases for the two transponders on the Astra 1F satellite and the transponder on the Astra 1E satellite will expire in 2009. The lease for the fourth transponder on the Astra 1G satellite will expire in 2010. The Company's transponder leases provide that the Company's rights are subject to termination in the event that the lessor's franchise is withdrawn by the Luxembourg Government.

CAR LEASES

    The Company has operating car leases with various leasing companies in Poland. Minimum future lease commitments for the aforementioned car leases as of March 31, 2001 are $402,000 in 2001, $414,000 in 2002 and $7,000 in 2003.

PURCHASE COMMITMENTS

    The Company has concluded an agreement with Philips, whereby Philips supplies Reception Systems, as well as retail, installation and support services in connection with the launch of the Company's D-DTH Business in Poland. Philips was the exclusive supplier to the Company of the first 500,000 D-DTH Reception Systems. The Company purchased more than 500,000 D-DTH reception systems from Philips as of March 31, 2001. Philips has granted the Company an exclusive license of its CryptoWorks-Registered Trademark- technology in Poland for the term of the agreement, which may be terminated or renegotiated when the Company has purchased 500,000 D-DTH reception systems from Philips. The Company and Philips are currently negotiating a variation to the agreement.

PROGRAMMING, BROADCAST AND EXHIBITION RIGHT COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party content providers for its

D-DTH and cable systems. The agreements have terms which range from one to seven years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At March 31, 2001, the Company had an aggregate minimum commitment in relation to these agreements of approximately $264,490,000 over the next seven years, approximating $47,299,000 in 2001, $56,914,000 in 2002, $37,797,000 in 2003, $24,520,000 in 2004 and
$97,960,000 in 2005 and thereafter.

SPONSORSHIP COMMITMENTS

    As of March 31, 2001, the Company through its subsidiaries committed to pay approximately $0.4 million for the sponsorship of the Hoop Pekaes Pruszkow basketball club.

REGULATORY APPROVALS

    The Company is in the process of obtaining permits from the Chairman of the Office for Telecommunication Regulation ("URT") for several of its cable television systems. If these permits are not obtained, URT could impose penalties such as fines or in severe cases, revocation of all permits held by an operator or the forfeiture of the operator's cable networks. Management of the Company does not believe that these pending approvals result in a significant risk to the Company. Additionally, in March 2001, the Company's subsidiary notified the Chairman of the URT of its activities concerning the provision of data transmission services and access to the Internet. The Chairman had 21 days to respond to the Company's notification. Since no response was received from the Chairman of URT, it is assumed that the Company is legally entitled to provide the data transmission services and access to the Internet as described in the notification.

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

    The definitive agreements were not agreed and executed by the parties by the date set forth in the letter of intent (the "Signature Date"). Therefore, the Company terminated the letter of intent on

June 1, 1998. TKP and its shareholders informed the Company that they believed the Company did not have the right to terminate the letter of intent.

    Under the terms of the letter of intent, TKP was obligated to pay the Company a $5 million break-up fee within 10 days of the Signature Date if the definitive agreements were not executed by the Signature Date, unless the failure to obtain such execution was caused by the Company's breach of any of its obligations under the letter of intent. If there was any such breach by the Company, the Company would have been obligated to pay TKP $10 million. However, if any breach of the letter of intent by TKP caused the definitive agreements not to be executed, TKP would be obligated to pay the Company a total of $10 million (including the $5 million break-up fee). In the event that TKP failed to pay the Company any of the above-referenced amounts owed to the Company, TKP's shareholders were responsible for the payment of such amounts.

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

PCBV MINORITY STOCKHOLDER'S CLAIM

    On or about July 8, 1999, certain minority shareholders ("the minority shareholders") of Poland Cablevision (Netherlands) B.V. ("PCBV"), an indirect subsidiary of the Company, filed a lawsuit against the Company, Poland Communications, Inc. ("PCI") and certain other defendants, in United States District Court, Southern District of Ohio, Eastern Division, Civil Action No. C2-99-621.

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

    On or about March 31, 2000 the parties to the lawsuit reached a settlement. In accordance with the settlement, on June 2, 2000, Wizja TV B.V., an affiliate of PCI, purchased approximately 1.4% of the outstanding shares of PCBV for a price of approximately $2.2 million. The case has been dismissed and releases exchanged. The aforementioned settlement does not include the remaining minority shareholders of PCBV.

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

    Wizja TV Sp. z o.o. has been accused of infringing broadcast and advertising rights which Darmon purports to hold. Darmon has accused Wizja TV Sp. z o.o. of interrupting the broadcast signal of the UEFA Cup match on October 21, 1999 between Lodz Football Club and AS Monaco. Darmon seeks damages in the amount of 13,025,000 French francs (approximately $1,751,708) from Wizja Sp. z o.o. The Company is unable to predict the outcome of this case.

7. SEGMENT INFORMATION

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

                             SELECTED SEGMENT DATA
                     (UNAUDITED IN THOUSANDS OF US DOLLARS)

                                          CABLE      D-DTH     PROGRAMMING   CORPORATE     TOTAL
                                         --------   --------   -----------   ---------   ----------
THREE MONTHS ENDED MARCH 31, 2001
Revenues from external customers.......  $ 18,728   $ 16,052    $  3,788      $    --    $   38,568
Intersegment revenues..................        --         --      14,969           --        14,969
Operating loss.........................   (13,360)   (15,204)    (11,176)      (2,857)      (42,597)
EBITDA.................................      (248)    (2,548)     (5,293)      (2,857)      (10,946)
Segment total assets...................   516,593    390,907     295,410       12,910     1,215,820

THREE MONTHS ENDED MARCH 31, 2000
Revenues from external customers.......  $ 16,853   $  9,385    $  1,086      $    --    $   27,324
Intersegment revenues..................        --         --      12,818           --        12,818
Operating loss.........................   (10,457)   (12,994)    (20,051)        (316)      (43,818)
EBITDA.................................     1,049     (4,238)    (14,267)        (316)      (17,772)
Segment total assets...................   524,798    386,679     301,333       15,650     1,228,460

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    The following discussion and analysis provides information concerning the results of operations and financial condition of the Company. Such discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of the Company. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of the Company's 2000 Annual Report. The following discussion focuses on material trends, risks and uncertainties affecting the results of operations and financial condition of the Company.

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

    Until the limited launch of the Company's D-DTH business on July 1, 1998 and subsequent full-scale launch on September 18, 1998, the Company's revenues were derived entirely from its cable television business and programming related thereto. The Company's revenue has increased

$11.3 million or 41.4% from $27.3 million in the three months ended March 31, 2000 to $38.6 million in the three months ended March 31, 2001. This increase was due primarily to internal growth in subscribers through increased penetration, increases in subscription rates, further development of the Wizja TV programming package, sales of programming and uplink services, and advertising sales.

    Prior to June 1997, the Company's expenses were primarily incurred in connection with its cable television business and programming related thereto. Since June 1997, the Company has been incurring, in addition to expenses related to its cable television and programming businesses, expenses in connection with the operation of its D-DTH business and Wizja TV, the amortization of additional goodwill pushed down to the Company as a result of the Merger.

    The Company generated an operating loss of $42.6 million for the three months ended March 31, 2001, primarily due to the significant costs associated with the development of the Company's D-DTH and programming businesses, promotion of those businesses and the development, production and acquisition of programming for Wizja TV.

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

SEGMENT RESULTS OF OPERATIONS

    The Company classifies its business into four segments: (1) cable television, (2) D-DTH television, (3) programming, and (4) corporate. Information about the operations of the Company in these different business segments is set forth below based on the nature of the services offered. In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in losses of affiliated companies, income taxes, gain and loss on fixed assets disposals and impairment results, and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of profit and loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity.

    The following table presents the segment results of the Company's operations for the three months ended March 31, 2001 and 2000.

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2001       MARCH 31, 2000
                                                            ------------------   ------------------
REVENUES
Cable.....................................................        18,728               16,853
D-DTH.....................................................        16,052                9,385
Programming...............................................        18,757               13,904
Corporate and Other.......................................            --                   --
Intersegment elimination (1)..............................       (14,969)             (12,818)
                                                                 -------              -------
TOTAL.....................................................        38,568               27,324

OPERATING LOSS
Cable.....................................................       (13,360)             (10,457)
D-DTH.....................................................       (15,204)             (12,994)
Programming...............................................       (11,176)             (20,051)
Corporate and Other.......................................        (2,857)                (316)
                                                                 -------              -------
TOTAL.....................................................       (42,597)             (43,818)

EBITDA
Cable.....................................................          (248)               1,049
D-DTH.....................................................        (2,548)              (4,238)
Programming...............................................        (5,293)             (14,267)
Corporate and Other.......................................        (2,857)                (316)
                                                                 -------              -------
TOTAL.....................................................       (10,946)             (17,772)

------------------------

(1) Comprised of Wizja programming costs charged to the cable segment and D-DTH segment by the programming segment in the three months ended March 31, 2001 and 2000.

CABLE SEGMENT OVERVIEW

    The Company operates the largest cable television system in Poland with approximately 1,855,000 homes passed and approximately 1,045,500 total subscribers as at March 31, 2001. The Company continues to realize subscriber growth through a combination of increased penetration, new network build-out and acquisitions.

    The Company's revenues in its cable segment have been and will continue to be derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. Through its cable segment, the Company charges cable subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At
March 31, 2001, approximately 68.7% of the Company's cable subscribers received its basic package. For the three months ended March 31, 2001, approximately 97.7% of the Company's cable revenue was derived from monthly subscription fees compared to approximately 97.8% for the three months ended March 31, 2000.

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

    During 1999 and 2000, management completed or was in the process of completing several strategic actions in support of its cable business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial 7 channels of primarily Polish-language programming, to its basic cable subscribers. Since that date, the basic Wizja TV package has been expanded to 29 channels. Management believes that this selection of high quality primarily Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber penetration rates. The Company has continued to invest in upgrading its networks in order to provide additional revenue generating services to its customers and continue to improve the security of that network.

    During the fourth quarter of the year 2000, the Company began providing Internet services to its cable television customers and has been investing in upgrading its network to provide this service. Individual and home office Internet subscribers are charged a monthly subscription fee of approximately $38 and $51, respectively. The standard installation fee is approximately $60 for buildings with multiple apartments and approximately $122 for single family dwellings.

    CABLE TELEVISION REVENUE. Revenue increased $1.8 million or 10.7% from $16.9 million in the three months ended March 31, 2000 to $18.7 million in the three months ended March 31, 2001. This increase was primarily attributable to the appreciation of Polish zloty against US dollar as well as to an increase in monthly subscription rates.

    Revenue from monthly subscription fees represented 97.7% and 97.8% of cable television revenue for the three months ended March 31, 2001 and 2000, respectively. During the three months ended March 31, 2001, the Company generated approximately $1.2 million of additional premium subscription revenue as a result of providing the HBO Poland service pay movie channel and Wizja Sport channel to cable subscribers as compared to $0.9 million for the three months ended March 31, 2000, (although the Company expanded Wizja Sport into its basic package as of March 24, 2001).

    DIRECT OPERATING EXPENSES. Direct operating expenses increased
$0.8 million, or 6.9%, from $11.6 million for the three months ended March 31, 2000 to $12.4 million for the three months ended March 31, 2001, principally as a result of the increased size of the Company's cable television system. Direct operating expenses decreased from 68.6% of revenues for the three months ended March 31, 2000 to 66.3% of revenues for the three months ended March 31, 2001.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.4 million or 57.1% from $4.2 million for the three months ended March 31, 2000 to $6.6 million for the three months ended March 31, 2001. This increase was attributable mainly to increase in marketing and information technology related expenses.

    As a percentage of revenue, selling, general and administrative expenses increased from 24.9% for the three months ended March 31, 2000 to approximately 35.3% for the three months ended March 31, 2001.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $1.6 million, or 13.9%, from $11.5 million for the three months ended March 31, 2000 to $13.1 million for the three months ended March 31, 2001, principally as a result of depreciation and amortization of additional investments in Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 68.0% for the three months ended March 31, 2000 to 70.1% for the three months ended March 31, 2001.

    OPERATING LOSS. Each of these factors contributed to an operating loss of $13.4 million for the three months ended March 31, 2001, compared to an operating loss of $10.5 million for the three months ended March 31, 2000.

D-DTH SEGMENT OVERVIEW

    The Company continues to distribute D-DTH reception systems through the network of Philips' authorized retailers as well as a separate direct sales force. The Company increased its subscriber base from approximately 303,700 at March 31, 2000 to approximately 388,800 at March 31, 2001.

    During the first quarter of the year 2001, the Company has focused on continuing to expand its D-DTH subscriber base, increase the revenues generated per subscriber and reduce its operating costs.

    During the fourth quarter of the year 2000, the Company began providing Internet services to its D-DTH customers. Internet subscribers are charged a subscription fee of $29.00 per month. The standard activation and installation fees are approximately $73.00 and $98.00, respectively.

    The Company expects to continue to incur operating losses and negative cash flows related to its D-DTH business at least for the next year while it develops and expands its D-DTH subscriber base. The Company's D-DTH business plan requires the funding of substantial capital expenditures and promotional incentives in order to expand its D-DTH business.

    D-DTH REVENUE. Revenue increased $6.7 million or 71.3% from $9.4 million for the three months ended March 1, 2000 to $16.1 million for three months ended March 31, 2001. This increase was primarily due to an increased number of D-DTH subscribers from 303,700 at March 31, 2000 to 388,800 at March 31, 2001.

    During the three months ended March 31, 2001 the Company generated approximately $3.1 million of premium subscription revenue as a result of providing the HBO Poland service pay movie channel and Wizja Sport to its subscribers as compared to $2.2 million for the three months ended March 31, 2000 (although the Company expanded Wizja Sport into its basic package as of March 24, 2001).

    DIRECT OPERATING EXPENSES. Direct operating expenses increased
$5.3 million, or 63.1%, from $8.4 million for the three months ended March 31, 2000 to $13.7 million for the three months ended March 31, 2001. These increases principally were the result of $9.1 million of Wizja TV programming purchased from the Programming segment for three months ended March 31, 2001 as compared to $4.2 million for the three months ended March 31, 2000 and an increase in the size of D-DTH operations. Direct operating expenses amounted to 85.1% of revenues for the three months ended March 31, 2001 compared to 89.4% revenues for the three months ended March 31, 2000.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $0.4 million or 7.5% from $5.3 million for the three months ended March 31, 2000 to $4.9 million for the three months ended March 31, 2000. The decrease in selling, general and administrative expenses over the corresponding 2000 period was attributable mainly to decrease in sales and marketing expenses associated with the promotion of the Company's D-DTH service during the three months ended March 31, 2000 as compared to the three months ended March 31, 2001. As a percentage of revenue, selling, general and administrative expenses amounted to approximately 30.4% and 56.4% for the three months ended March 31, 2001 and 2000, respectively.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased
$3.9 million or 44.3% from $8.8 million for the three months ended March 31, 2000 to $12.7 million for the three months ended March 31, 2001, principally as a result of continued growth in D-DTH assets (boxes, dishes etc.). Depreciation and amortization expense as a percentage of revenues amounted to 78.9% and 93.6% for the three months ended March 31, 2001 and 2000, respectively.

    OPERATING LOSS. Each of these factors contributed to an operating loss of $15.2 million for the three months ended March 31, 2001, compared to an operating loss of $13.0 million for the three months ended March 31, 2000.

PROGRAMMING SEGMENT OVERVIEW

    The principal objective of the Company for the programming segment is to develop, acquire and distribute high-quality Polish-language programming that can be commercially exploited throughout Poland through D-DTH and cable television exhibition, and to develop and maximize advertising sales.

    The Company, both directly and through other joint ventures, produces television programming for distribution. The Company has developed a multi-channel, primarily Polish-language programming platform under the brand name Wizja TV. Wizja TV's current channel line-up includes 2 channels, Wizja Pogoda and Wizja Sport, that are owned and operated by the Company, and 27 channels that are produced by third parties, 8 of which are broadcast under exclusive agreements for pay television in Poland. As of April 2001, the Company discontinued Wizja Jeden.

    PROGRAMMING REVENUE. Programming revenue increased $4.9 million or 35.3% from $13.9 million for the three months ended March 31, 2000 to $18.8 million for three months ended March 31, 2001.

    The programming segment generates most of its revenue from the cable and D-DTH segments through providing its Wizja TV programming package. The intersegment revenue represented $15.0 million or 79.8% and $12.8 million or 92.1% for three months ended March 31, 2001 and 2000, respectively.

    The revenue from sales of programming and uplink services, and advertising sales represented $3.8 million or 20.2% and $1.1 million or 7.9% for the three months ended March 31, 2001 and 2000, respectively.

    DIRECT OPERATING EXPENSES. Direct operating expenses decreased
$3.7 million, or 14.6%, from $25.4 million for the three months ended March 31, 2000 to $21.7 million for the three months ended March 31, 2001. These decreases were the result of a $4.7 million decrease in programming costs and an increase of $1.0 million in other direct operating activities. Direct operating expenses amounted to 115.4% of revenues for the three months ended March 31, 2001 compared to 182.7% revenues for the three months ended March 31, 2000.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $0.4 million or 14.3% from $2.8 million for the three months ended March 31, 2000 to $2.4 million for the three months ended March 31, 2001. The decrease in selling, general and administrative expenses over the corresponding 2000 period was attributable mainly to decrease in administrative expenses associated with the operation of Wizja Jeden, discontinued as of April 2001. As a percentage of revenue, selling, general and administrative expenses amounted to approximately 12.8% and 20.1% for the three months ended March 31, 2001 and 2000, respectively.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses of D-DTH assets increased $0.1 million or 1.7% from $5.8 million for the three months ended March 31, 2000 to $5.9 million for the three months ended
March 31, 2001. Depreciation and amortization expense as a percentage of revenues amounted to 31.4% and 41.7% for the three months ended March 31, 2001 and 2000, respectively.

    OPERATING LOSS. Each of these factors contributed to an operating loss of $11.2 million for the three months ended March 31, 2001, compared to an operating loss of $20.1 million for the three months ended March 31, 2000.

CORPORATE SEGMENT OVERVIEW

    The Company's corporate segment consists of corporate overhead costs. The Company continues to evaluate opportunities for improving its operations and reducing its cost structure. Corporate expenses amounted to $2.9 million for the three months ended March 31, 2001 as compared to

$0.3 million for the corresponding period in 2000, the increase being due to management fees charged to the Company by UPC.

NON-OPERATING RESULT

    INTEREST EXPENSE. Interest expense increased $6.3 million, or 38.7%, from $16.3 million for the three months ended March 31, 2000 to $22.6 million for the three months ended March 31, 2001. Interest expense increased mainly as a result of the additional financing from UPC for the three months ended March 31, 2001.

    INTEREST AND INVESTMENT INCOME. Interest and investment income amounted to $0.3 million for the three months ended March 31, 2001 and 2000.

    EQUITY IN LOSSES OF AFFILIATED COMPANIES. The Company recorded $35,000 of equity in losses of affiliated companies for the three months ended March 31, 2001 compared to $124,000 of equity in losses of affiliated companies for the three months ended March 31, 2000.

    FOREIGN EXCHANGE GAIN/LOSS, NET. For the three months ended March 31, 2001, foreign exchange gain amounted to $0.8 million, as compared to loss of $2.4 million for the three months ended March 31, 2000.

    INCOME TAX EXPENSE. The Company recorded $36,000 of income tax expense for the three months ended March 31, 2001, as compared to $37,000 for the three months ended March 31, 2000.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from a loss of $63.5 million for the three months ended March 31, 2000 to a loss of $73.7 million for the three months ended March 31, 2001 due to the factors in the four segments discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has met its cash requirements in recent years primarily with
(i) capital contributions and loans from certain of the Company's principal stockholders, (ii) borrowings under available credit facilities, (iii) cash flows from operations, (iv) the sale of approximately $200 million of common stock through the Company's initial public equity offering in August 1997,
(v) the sale of $252 million aggregate principal amount at the maturity of the 14 1/2% Senior Discount Notes in July 1998 with gross proceeds of approximately $125 million, ("UPC Polska Notes") (vi) the sale of $36,001,321 principal amount at maturity of its Series C Discount Notes in January 1999 with gross proceeds of $9.8 million, ("Series C Notes") (vii) the sale of $256.8 million aggregate principal amount at maturity of its 14 1/2% Senior Discount Notes in January 1999 with gross proceeds of $96.1 million, ("Discount Notes") and
(viii) the sale of the Series A 12% Cumulative Preference Shares, the Series B 12% Cumulative Preference Shares and Warrants in January 1999 with gross proceeds of $48.2 million.

    Since the acquisition of all of the outstanding stock of the Company by UPC on August 6, 1999, the Company has met its capital requirements primarily through capital contributions and loans from UPC.

    Pursuant to the indentures governing the 9 7/8% Senior Notes due 2003 of UPC Polska's subsidiary Poland Communications, Inc. ("PCI Notes"), the UPC Polska Notes, the Series C Notes, and the Discount Notes, the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters:

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

    The indentures covering each of the UPC Polska Notes, Series C Notes, Discount Notes and the PCI Notes provide that, following a Change of Control (as defined therein), each noteholder has the right, at such holder's option, to require the respective issuer to offer to repurchase all or a portion of such holder's notes at the repurchase prices described below. The Company believes that the August 6, 1999 acquisition by UPC of the Company constituted a Change of Control. Accordingly, the Company and PCI made offers to repurchase (the "Offers") from the holders the UPC Polska Notes, Series C Notes, Discount Notes and the PCI Notes. The Offers expired at 12:01 PM, New York City time on November 2, 1999 (the "Expiration Date").

    In accordance with the terms of the indentures governing the UPC Polska Notes, Series C Notes, Discount Notes and the PCI Notes, UPC Polska was required to offer to repurchase the UPC Polska Notes, Series C Notes, and Discount Notes at 101% of their accreted value at maturity on the Expiration Date plus accrued and unpaid interest and PCI was required to offer to repurchase the PCI Notes at the purchase price of 101% of the principal amount owed on the Expiration Date. As of August 5, 1999, UPC Polska had $376,943,000 aggregate principal amount at maturity of UPC Polska Notes, Series C Notes, and Discount Notes outstanding and PCI had $129,668,000 aggregate principal amount at maturity of PCI Notes outstanding. Pursuant to the Offer, UPC Polska has purchased $49,139,000 aggregate principal amount at maturity of UPC Polska Notes, Series C Notes, Discount Notes for an aggregate price of $26,455,014 and PCI has purchased $113,237,000 aggregate principal amount of PCI Notes for an aggregate price of $114,369,370.

    UPC financed Company's operating and investing activities by making loans of $16.6 million to UPC Polska and by increasing paid in capital by $14.5 million in the first quarter of 2001.

    On March 31, 2001, the Company had, on a consolidated basis, approximately $765.1 million aggregate principal amount of indebtedness outstanding, of which $397.8 million was owed to UPC.

    The Company purchased 14,000 shares of Debenture Stock issued by PCI for $140 million to fund PCI's purchase of PCI Notes and operations. The Company used a portion of the proceeds of the loans from UPC to purchase the Debenture Stock. The Debenture Stock is redeemable on December 31, 2003 at the issue price plus interest of 10% per annum compounded annually. To secure its obligations under the Debenture Stock, PCI has pledged to the Company notes issued to it by its subsidiary PCBV with an aggregate principal amount of $176,815,000. The PCI Noteholders will be equally and ratably secured by the pledge in accordance with the terms of the PCI Indenture.

    The Company had negative cash flows from operating activities of $10.3 million for the three months ended March 31, 2001 and $19.9 million for the three months ended March 31, 2000, primarily due to the significant operating costs associated with the development of its D-DTH service and the Wizja TV programming platform and due to the operating loss for the respective quarter.

    Cash used for the purchase and build-out of the Company's cable television networks, purchase of D-DTH equipment including set top decoders, and the purchase of other property, plant, and equipment was $13.7 million in three months ended March 31, 2001 and, $30.4 million in three months ended March 31, 2000.

    On March 31, 2001, the Company was committed to pay at least $487.0 million in guaranteed payments (including but not limited to payments for D-DTH reception systems and payments of guaranteed minimum amounts due under programming agreements and satellite transponder leases) over the next eight years of which at least approximately $70.0 million was committed to be paid by the end of 2001.

    The loans from UPC were used primarily for the repurchase of the UPC Polska Notes, Series C Notes and Discount Notes, the purchase of Debenture Stock from PCI (the proceeds of which were used by PCI primarily for the repurchase of PCI Notes), to fund capital expenditures, operating losses and working capital primarily related to the development and operation of its D-DTH business, and for general corporate purposes and certain other investments, including the possible acquisition of cable television networks and certain minority interests in our subsidiaries which are held by unaffiliated third parties.

    As of March 31, 2001, the Company has negative working capital and significant commitments under non-cancelable operating leases and for programming rights.

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

CURRENT OR ACCUMULATED EARNINGS AND PROFITS

    For the three months ended March 31, 2001, the Company had no current or accumulated earnings and profits. Therefore, none of the interest which accreted during the three months ended March 31, 2001 with respect to the Company's
14 1/2% Senior Discount Notes due 2008, 14 1/2% Series B Discount Notes due 2008, 14 1/2% Senior Discount Notes due 2009, 14 1/2% Series B Discount Notes due 2009 and its Series C Senior Discount Notes will be deemed to be a `Dividend Equivalent Portion' as such term is defined in Section 163(e)(5)(B) of the Internal Revenue Code, as amended.

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

    Effective January 1, 2001, the Company adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS 133 on January 1, 2001, resulted in no impact to income. The Company's debt is all fixed rate and denominated in Euros or U.S. dollars. The Company does not use derivative instruments to manage exposures to foreign currency or interest rate risks.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101). SAB 101 outlines the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. Specifically, the bulletin provides both general and specific guidance as to the periods in which companies should recognize revenues. In addition, SAB 101 also highlights factors to be considered when determining whether to recognize revenues on a gross or net basis. SAB 101, as amended by SAB 101/A and SAB 101/B, was effective beginning no later than their fourth fiscal quarter of the fiscal year beginning after December 15, 1999; as the Company is a calendar year-end company, this was the quarter ended December 31, 2000.

    SAB 101 permitted the effects of the changes to be recorded as a cumulative effect of a change in accounting principle during the quarter ended
December 31, 2000. As the Company's accounting policies for its cable television and D-DTH services are still accounted for under SFAS 51, FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES, there was no immediate effect on the Company. However, with the introduction of Internet services in the fourth quarter of 2000, revenue recognition for Internet related services has been and will be reported in accordance with SAB 101.

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

    International operations constitute 100% of the Company's consolidated operating loss for the quarter ended March 31, 2001. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

    The Company estimates that a further 10% change in foreign exchange rates would impact reported operating loss by approximately $2.5 million. In other terms a 10% depreciation of the Polish zloty and British pound against the U.S. dollar, would result in a $2.5 million decrease in the reported operating loss. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

    Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 11.8% in 1998, approximately 7.3% in 1999 and approximately 10.1% in 2000. The rate of inflation for the three month period ended March 31, 2001 was approximately 1.4%. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991. The zloty fluctuated against the U.S. dollar during 2000 and the first quarter of 2001 but the actual exchange rates as of January 1, 2000, December 31, 2000 and March 31, 2001 remained substantially unchanged. Inflation and currency exchange fluctuations may have a material adverse effect on the business, financial condition and results of operations of the Company.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is involved in litigation from time to time in the ordinary course of business. In management's opinion, such litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's business, financial condition or results of operations. See also Note 6 to the unaudited consolidated financial statements, for a description of the Company's proceeding relating to HBO Polska, arbitration relating to TKP and PCBV minority stockholders' claim, and the Groupe Jean-Claude Darmon proceeding against Wizja TV Sp. z o.o.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION:

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Reports on Form 8-K

    The company filed the following Report on Form 8-K during the quarter ended March 31, 2001:

    Report on Form 8-K, filed on January 26, 2001, regarding the Company's consent solicitation in connection with the proposed transaction among UnitedGlobalCom, Inc., Liberty Media International, Inc., Liberty Media Corporation, and UPC.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

DATE: May 15, 2001