Form 10-Q
period 2001-06-30
UPC POLSKA INC
filed 2001-08-14
CIK 1041454

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

    Indicate by check (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes___X___ No ______

    The number of shares outstanding of UPC Polska, Inc.'s common stock as of June 30, 2001, was:

Common Stock                  1,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                UPC POLSKA, INC.
                                FORM 10-Q INDEX
                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2001

                                                                             PAGE
                                                                             NO.
                                                                           --------
PART I FINANCIAL INFORMATION
    Item 1.  Financial Statements UPC Polska, Inc........................      3

             Consolidated Balance Sheets.................................      3
             Consolidated Statements of Operations.......................      5
             Consolidated Statements of Comprehensive Loss...............      6
             Consolidated Statements of Cash Flows.......................      7
             Notes to Consolidated Financial Statements..................      8

    Item 2.  Management's Discussion and Analysis of Financial Condition      17
             and Results of Operations...................................

    Item 3.  Quantitative and Qualitative Disclosures About Market            29
             Risk........................................................

PART II OTHER INFORMATION

    Item 1.  Legal Proceedings...........................................     30

    Item 2.  Changes in Securities and Use of Proceeds...................     30

    Item 3.  Defaults Upon Senior Securities.............................     30

    Item 4.  Submission of Matters to a Vote of Security Holders.........     30

    Item 5.  Other Information...........................................     30

    Item 6.  Exhibits and Reports on Form 8-K............................     30

                                UPC POLSKA, INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $   23,514     $    8,879
  Trade accounts receivable, net of allowance for doubtful
    accounts of $16,563 in 2001 and $8,685 in 2000..........      13,400         18,627
  Programming and broadcast rights..........................       4,565         10,317
  VAT recoverable...........................................       1,678          1,625
  Prepayments...............................................       6,201          5,354
  Due from UPC affiliates...................................      24,400         12,469
  Other current assets......................................       1,619          1,430
                                                              ----------     ----------
    Total current assets....................................      75,377         58,701
                                                              ----------     ----------

Property, plant and equipment:
  Cable television systems assets...........................     164,054        151,417
  D-DTH, transmission and production equipment..............     169,926        165,369
  Construction in progress..................................       5,133         11,730
  Vehicles..................................................       2,169          2,081
  Other.....................................................      29,656         23,157
                                                              ----------     ----------
                                                                 370,938        353,754
  Less accumulated depreciation.............................     (95,343)       (62,242)
                                                              ----------     ----------
    Net property, plant and equipment.......................     275,595        291,512

Inventories for construction................................       6,127          6,596
Intangibles, net............................................     852,759        862,116
Investments in affiliated companies.........................      16,289         16,229
                                                              ----------     ----------
    Total assets............................................  $1,226,147     $1,235,154
                                                              ==========     ==========

     See accompanying notes to unaudited consolidated financial statements.

                                UPC POLSKA, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
Current liabilities:
  Accounts payable and accrued expenses.....................  $   60,130     $   95,631
  Due to UPC................................................       4,798          5,190
  Accrued interest..........................................         240            236
  Deferred revenue..........................................       8,244          7,964
                                                              ----------     ----------
    Total current liabilities...............................      73,412        109,021
                                                              ----------     ----------
Long-term liabilities:
  Notes payable and accrued interest to UPC.................     430,636        365,497
  Notes payable.............................................     379,162        355,945
  Other long term liabilities...............................       1,072          1,469
                                                              ----------     ----------
    Total liabilities.......................................     884,282        831,932
                                                              ----------     ----------

Commitments and contingencies (note 9)

Stockholder's equity:
  Common stock, $.01 par value; 1,000 shares authorized,
    shares issued and outstanding 1,000 as of June 30, 2001
    and December 31, 2000...................................          --             --
  Paid-in capital...........................................     907,615        863,111
  Accumulated other comprehensive loss......................     (39,167)       (66,901)
  Accumulated deficit.......................................    (526,583)      (392,988)
                                                              ----------     ----------
    Total stockholder's equity..............................     341,865        403,222
                                                              ----------     ----------
    Total liabilities and stockholder's equity..............  $1,226,147     $1,235,154
                                                              ==========     ==========

     See accompanying notes to unaudited consolidated financial statements.

                                UPC POLSKA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          JUNE 30,               JUNE 30,
                                                     -------------------   ---------------------
                                                       2001       2000       2001        2000
                                                     --------   --------   ---------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...........................................  $ 34,746   $ 30,116   $  73,314   $  56,790

Operating expenses:
  Direct operating expenses........................    28,170     26,001      60,943      57,887
  Selling, general and administrative expenses.....    15,126     17,420      31,867      29,980
  Depreciation and amortization....................    33,515     26,418      65,166      52,464
  Impairment of DDTH equipment.....................        --      2,606       9,229       3,694
                                                     --------   --------   ---------   ---------
Total operating expenses...........................    76,811     72,445     167,205     144,025
                                                     --------   --------   ---------   ---------

  Operating loss...................................   (42,065)   (42,329)    (93,891)    (87,235)

Interest and investment income.....................       295        321         551         640
Interest expense...................................   (23,655)   (18,208)    (46,241)    (34,537)
Equity in profits of affiliated companies..........       395        162         360          38
Foreign exchange gain / (loss) net.................     4,843     (7,225)      5,594      (9,617)
Non-operating income/(expense) net.................       292       (128)        115        (198)
                                                     --------   --------   ---------   ---------

  Loss before income taxes and minority interest...   (59,895)   (67,407)   (133,512)   (130,909)
Income tax expense.................................       (47)        (3)        (83)        (40)
                                                     --------   --------   ---------   ---------
  Net loss applicable to holders of common stock...  $(59,942)  $(67,410)  $(133,595)  $(130,949)
                                                     ========   ========   =========   =========
  Basic and diluted Loss per common share..........       N/A        N/A         N/A         N/A
                                                     ========   ========   =========   =========

     See accompanying notes to unaudited consolidated financial statements.

                                UPC POLSKA, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          JUNE 30,               JUNE 30,
                                                    --------------------   ---------------------
                                                      2001       2000        2001        2000
                                                    --------   ---------   ---------   ---------
                                                                   (IN THOUSANDS)
Net loss..........................................  $(59,942)  $ (67,410)  $(133,595)  $(130,949)
Other comprehensive income / (loss):
  Translation adjustment..........................    20,217     (42,928)     27,734     (43,564)
                                                    --------   ---------   ---------   ---------
Comprehensive loss................................  $(39,725)  $(110,338)  $(105,861)  $(174,513)
                                                    ========   =========   =========   =========

     See accompanying notes to unaudited consolidated financial statements

                                UPC POLSKA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30, 2001      JUNE 30, 2000
                                                              ----------------   ----------------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................     $(133,595)         $(130,949)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................        65,166             52,464
    Amortization of notes payable discount and issue
      costs.................................................        23,491             20,545
    Equity in profits of affiliated companies...............          (360)               (38)
    Impairment of D-DTH equipment...........................         9,229              3,694
    Unrealized foreign exchange (gains) and losses..........        (4,175)             4,032
    Other...................................................           558                 --
    Changes in operating assets and liabilities:
      Accounts receivable...................................         5,956               (980)
      Other current assets..................................          (521)             2,643
      Programming and broadcast rights......................        (4,601)            (1,635)
      Accounts payable......................................       (30,815)              (330)
      Deferred revenue......................................           280              3,344
      Interest payable to UPC...............................        21,817             12,932
      Trade accounts payable to UPC.........................         4,798                 --
      Trade accounts receivable from UPC affiliates.........        (2,011)                --
                                                                 ---------          ---------
        Net cash used in operating activities...............       (44,783)           (34,278)
                                                                 ---------          ---------
Cash flows from investing activities:
  Construction and purchase of property, plant and
    equipment...............................................       (22,938)           (50,981)
  Purchase of intangibles...................................          (157)            (2,603)
                                                                 ---------          ---------
        Net cash used in investing activities...............       (23,095)           (53,584)
                                                                 ---------          ---------
Cash flows from financing activities:
  Proceeds from loans from UPC..............................        38,132             57,640
  UPC capital increase......................................        44,504             11,913
  Repayment of notes payable................................          (243)              (763)
                                                                 ---------          ---------
        Net cash provided by financing activities...........        82,393             68,790
                                                                 ---------          ---------
        Net increase/(decrease) in cash and cash
          equivalents.......................................        14,515            (19,072)
Effect of exchange rates on cash and cash equivalents.......           120               (355)
Cash and cash equivalents at beginning of period............         8,879             35,520
                                                                 ---------          ---------
Cash and cash equivalents at end of period..................     $  23,514          $  16,093
                                                                 =========          =========
Supplemental cash flow information:
  Cash paid for interest....................................     $     925          $     880
                                                                 =========          =========
  Cash paid for income taxes................................     $     103          $      31
                                                                 =========          =========

     See accompanying notes to unaudited consolidated financial statements.

                                UPC POLSKA, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

1. BASIS OF PRESENTATION

    The information furnished by UPC Polska, Inc. and its subsidiaries ("UPC Polska" or the "Company", and previously @ Entertainment, Inc.) has been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to these rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of June 30, 2001. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the SEC (the "2000 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

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

    The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments `pushed-down' to the consolidated financial statements of UPC Polska. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The Company restated some of its assets and liabilities on August 5, 1999. At that date, the notes of the Company and PCI were restated to reflect the market value and as a result were increased by $61.9 million and deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all outstanding shares, warrants and options totaled
$812.5 million. At that time the Company had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million, which was realized on previous transactions. As a result of the above considerations, UPC realized goodwill of approximately $979.3 million. During the year ended December 31, 2000 this figure increased by $12.3 million to $991.6 million mainly due to the results of an arbitration between

                                UPC POLSKA, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

the Company and Telewizyjna Korporacja Partycypacyjna ("TKP"). As a result of the Acquisition, UPC pushed down its basis to the Company establishing a new basis of accounting as of the Acquisition date. UPC Polska allocated goodwill between the business segments based on the investment model used for the acquisition.

3. FINANCIAL POSITION AND BASIS OF ACCOUNTING

    These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Pay television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks, acquisition of programming rights, acquisition of reception systems for digital direct-to-home satellite broadcast ("D-DTH") business and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception. The Company expects to experience substantial operating losses and negative cash flows for at least the next year in association with its D-DTH and programming businesses. As of June 30, 2001, the Company has negative working capital and significant commitments under non-cancelable operating leases and contracts for programming rights. Additionally, the Company is currently and is expected to continue to be highly leveraged. The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company as well as its ability to obtain additional third party financing to support the planned expansion, as well as obtaining additional financing from its parent, UPC. The Company's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan for its D-DTH, cable and programming business.

    Management of the Company believes that significant opportunities exist for pay television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (I.E., data and telephony). As such, the Company has focused its financial and business efforts toward its position in the cable, D-DTH and programming markets. The Company's business strategy is designed to increase its market share and subscriber base and to maximize revenue per subscriber. To accomplish its objectives and to capitalize on its competitive advantages, the Company intends to (i) develop and control the content of programming on its cable and D-DTH systems;
(ii) increase its distribution capabilities through internal growth and through acquisitions; (iii) control its management of subscribers by using advanced integrated management information systems; (iv) maintain Wizja TV as the leading brand name in the Polish pay television industry; and (v) provide additional revenue generating services to its customers. If the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is solely dependent on its parent, UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support UPC Polska and its subsidiaries as a going concern, and accordingly enable UPC Polska and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2002.

    Several of the Company's Polish subsidiaries have statutory shareholders' equity less than the legally prescribed limits because of accumulated losses. As required by Polish law, the management of these companies will have to make decisions on how to increase the shareholders' equity to be in

                                UPC POLSKA, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

compliance with the Polish Commercial Code. The Company is currently considering several alternatives, including the conversion of intercompany debt into equity, in order to resolve these deficiencies.

4. IMPACT OF A NEW ACCOUNTING STANDARD ADOPTION

    In June 2001, the Financial Accounting Standards Board authorised the issuance of Statement of Financial accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards
No. 142,"Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 141 requires identifiable intangible assets acquired in a business combination to be recognised if they arise from contractual or legal rights or are "separable" i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged.

    Under SFAS 142, goodwill and intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Additionally, goodwill on equity method investments will no longer be amortised; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Under
SFAS 142 intangible assets with indefinite lives will be carried at the lower cost or market value. All other recognised intangible assets will continue to be amortised over their estimated useful lives.

    SFAS 142 is effective for fiscal years beginning after December 15, 2001, although goodwill on business combinations consummated after July 1, 2001 will not be amortised. On adoption UPC Polska may need to record a cumulative effect adjustment to reflect the impairment of previously recognised intangible assets. In addition, goodwill on prior business combinations will cease to be amortised. The Company has not determined the impact that these statements will have on intangible assets or whether a cumulative effect adjustment will be required upon adoption.

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

5. IMPAIRMENT OF D-DTH BOXES

    The Company has impaired the value of D-DTH boxes leased to customers, that have been disconnected and where it is unlikely that the Company will recover the value of the boxes. The value of the impairment is based on the number of disconnected customers, to whom the D-DTH boxes were rented, decreased by the number of collected boxes and multiplied by the net book value of the box at the end of the corresponding period. The amount of impairment for the three and six months ended June 30, 2001 was $0 and $9,229,000, respectively as compared to $2,606,000 and $3,694,000 for the corresponding periods in 2000.

                                UPC POLSKA, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

6. CAPITAL CONTRIBUTIONS

    For the three and six months ended June 30, 2001, UPC made capital contributions to the Company of $14,490,000 and $44,504,000, respectively, and additional loans of $16,556,000 and $38,132,000, respectively, to fund the Company's activities. All of the loans from UPC to UPC Polska bear interest at 11% per annum. On June 30, 2001, the Company had, on a consolidated basis, approximately $809,798,000 aggregate principal amount of indebtedness outstanding, of which approximately $430,636,000 million was owed to UPC.

7. RECLASSIFICATIONS

    Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statements to conform to the unaudited consolidated financial statement presentation for the three and six months ended June 30, 2001.

8. PER SHARE INFORMATION

    Basic and diluted loss per share has not been computed since 100% of the outstanding shares are held by a single shareholder, UPC.

9. COMMITMENTS AND CONTINGENCIES

BUILDING LEASES

    The Company leases several offices and warehouses within Poland under cancelable and non cancelable operating leases. The Company has also a non cancelable operating lease for a building in the United Kingdom which houses the majority of its technical equipment relating to the D-DTH network. The non cancelable lease for the building in the United Kingdom expires in 2002, and contains a renewal option for an additional five years. The non cancelable operating lease for offices in Poland expires in 2005 and contains a renewal option for an additional five years. Future minimum lease payments as of June 30, 2001 are $2,337,000 in 2001, $4,112,000 in 2002, $4,119,000 in 2003,
$4,127,000 in 2004 and $7,091,000 in 2005 and thereafter.

D-DTH TECHNICAL EQUIPMENT LEASE

    The Company has an eight year agreement with British Telecommunications plc ("BT") for the lease and maintenance of certain satellite uplink equipment. The agreement requires the payment of equal monthly installments of approximately $43,000 approximating future minimum commitments of $254,000 in 2001, $508,000 in 2002, $508,000 in 2003, $508,000 in 2004 and $635,000 in 2005 and thereafter.
Other than the BT uplink equipment, the Company owns all of the required broadcasting equipment at its transmission facility in the United Kingdom.

CONDUIT LEASES

    The Company leases space within various telephone duct systems from the Polish national telephone company (known in the Polish telecommunications industry as "TPSA") under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months notice without cause. All of the agreements provide that TPSA is the manager of the telephone duct system and will lease space within the ducts to the Company for installation of cable and equipment for the cable television systems. Some conduit agreements with TPSA provide that cables can be installed in the conduit only for the use of cable television. If the Company uses the cables for a purpose other than cable

                                UPC POLSKA, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company has introduced Internet services to certain of its cable and D-DTH customers, and is in the process of renegotiating certain conduit agreements with TPSA. The lease agreements provide for monthly lease payments that are adjusted quarterly or annually, except for the Gdansk lease agreement which provides for an annual adjustment after the sixth year and then remains fixed through the tenth year of the lease. Minimum future lease commitments for the aforementioned conduit leases relate to 2001 and 2002 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $681,000 as of June 30, 2001.

TRANSPONDER LEASES

    During 1997 and 2000, the Company entered into certain operating leases pursuant to which the Company is liable for charges associated with each of its four transponders on the Astra satellites, which can amount to a maximum of $5,126,000 per year for each transponder and up to $177,713,000 for all four transponders for the term of their leases. The future maximum lease payments applicable to the transponders approximate $10,253,000 in 2001, $20,505,000 in 2002, $20,505,000 in 2003, $20,505,000 in 2004 and $105,945,000 in 2005 and
thereafter. The leases for the two transponders on the Astra 1F satellite and the transponder on the Astra 1E satellite will expire in 2009. The lease for the fourth transponder on the Astra 1G satellite will expire in 2010. The Company's transponder leases provide that the Company's rights are subject to termination in the event that the lessor's franchise is withdrawn by the Luxembourg Government.

CAR LEASES

    The Company has operating car leases with various leasing companies in Poland. Minimum future lease commitments for the aforementioned car leases as of June 30, 2001 are $277,000 in 2001, $428,000 in 2002 and $7,000 in 2003.

PURCHASE COMMITMENTS

    The Company has concluded an agreement with Philips, whereby Philips supplies Reception Systems, as well as retail, installation and support services in connection with the launch of the Company's D-DTH Business in Poland. Philips was the exclusive supplier to the Company of the first 500,000 D-DTH Reception Systems. The Company had purchased more than 500,000 D-DTH reception systems from Philips as of June 30, 2001. Philips has granted the Company an exclusive license of its CryptoWorks-Registered Trademark- technology in Poland for the term of the agreement, which may be terminated or renegotiated when the Company has purchased 500,000 D-DTH reception systems from Philips. The Company and Philips are currently negotiating a variation to the agreement.

PROGRAMMING, BROADCAST AND EXHIBITION RIGHT COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party content providers for its D-DTH and cable systems. The agreements have terms which range from one to twenty years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At June 30, 2001, the Company had an aggregate minimum commitment in relation to these agreements of

                                UPC POLSKA, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

approximately $223,456,000 over the next seven years, approximating $25,380,000 in 2001, $46,159,000 in 2002, $33,223,000 in 2003, $21,860,000 in 2004 and
$96,834,000 in 2005 and thereafter.

SPONSORSHIP COMMITMENTS

    As of June 30, 2001, the Company through its subsidiaries has committed to pay approximately $1,131,000 for various sponsorships over the next three years approximating $223,000 in 2001, $702,000 in 2001, and $206,000 in 2003.

REGULATORY APPROVALS

    The Company is in the process of obtaining permits from the Chairman of the Office for Telecommunication Regulation ("URT") for several of its cable television systems. If these permits are not obtained, URT could impose penalties such as fines or in severe cases, revocation of all permits held by an operator or the forfeiture of the operator's cable networks. Management of the Company does not believe that these pending approvals result in a significant risk to the Company. Additionally, in March 2001, one of the Company's subsidiaries notified the Chairman of the URT of its activities concerning the provision of data transmission services and access to the Internet. The Chairman had 21 days to respond to the Company's notification. Since no response was received from the Chairman of URT, it is assumed that the Company is legally entitled to provide the data transmission services and access to the Internet as described in the notification.

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

PAYMENT OF ARBITRATION AWARD

    During the second quarter of the year 2000, the Company accrued
$12.0 million related to an arbitration accounted for as adjustment to goodwill. The award of $12,218,100 was paid by the Company on October 27, 2000.

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

                                UPC POLSKA, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

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

    The claims by the Reece Group consist of allegations previously made by Reece Communications, Inc. ("RCI"). RCI's allegations were premised on, among other things, alleged acts, errors, omissions, misstatements, misleading statements or breaches of duty by the aforementioned officers, directors, or controlling shareholders. The Company has negotiated a settlement of those claims and a simultaneous purchase of the Reece Group's PCBV shares, as well as the purchase of all other shares of PCBV held by other minority shareholders and a settlement of their claims. In exchange for the release of claims and the transfer of all outstanding shares in PCBV held by minority shareholders, the Company and/or its affiliates will pay in the aggregate approximately
$3.6 million in cash at closing and issue promissory notes for $17 million, which promissory notes accrue interest at 7% per annum and are payable in increments over a period of 36 months in cash or UPC common stock, at the payor's election. Those transactions are anticipated to close in August 2001.

THE GROUPE JEAN-CLAUDE DARMON PROCEEDING AGAINST WIZJA TV SP. Z O.O.

    On January 27, 2000, the Groupe Jean-Claude Darmon ("Darmon"), a French company, commenced legal proceedings against Wizja TV Sp. z o.o., a subsidiary of the Company, and SPN

                                UPC POLSKA, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

Widzew SSA Sportowa Spolka Akcyjna (Lodz Football Club) in the Paris Commercial Court ("Tribunal de Commerce de Paris").

    Wizja TV Sp. z o.o. has been accused of infringing broadcast and advertising rights which Darmon purports to hold. Darmon has accused Wizja TV Sp. z o.o. of interrupting the broadcast signal of the UEFA Cup match on October 21, 1999 between Lodz Football Club and AS Monaco. Darmon seeks damages in the amount of 13,025,000 French francs (approximately $1,682,000) from Wizja Sp. z o.o. The Company is unable to predict the outcome of this case.

10. SEGMENT INFORMATION

    The Company and its subsidiaries operate in four business segments:
(1) cable television, (2) D-DTH television, (3) programming, and (4) corporate. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. During 1999 and in prior years, the Company presented its operations in three business segments: (1) cable television, (2) D-DTH television and programming, and
(3) corporate. Due to the increasing size of the D-DTH segment, in January 2000, management decided to separate D-DTH operations into a distinct segments and present the Company's operations in four business segments. Certain amounts have been reclassified in the 1999 unaudited consolidated financial statements to conform to the presentation of unaudited consolidated financial statements for the six months ended June 30, 2001.

    In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for impairment of D-DTH equipment, interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in losses of affiliated companies, income taxes and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies.

    EBITDA is not a U.S.GAAP measure of loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity.

                                UPC POLSKA, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

                             SELECTED SEGMENT DATA
                     (UNAUDITED IN THOUSANDS OF US DOLLARS)

                                              CABLE      D-DTH     PROGRAMMING     CORPORATE     TOTAL
                                             --------   --------   -----------     ---------   ----------
Three months ended June 30, 2001
Revenues from external customers...........  $ 20,186   $ 15,422    $   (862)1)     $    --    $   34,746
Intersegment revenues......................        --         --      17,167             --        17,167
Operating loss.............................   (11,885)   (16,877)    (10,078)        (3,225)      (42,065)
EBITDA.....................................     2,367     (3,445)     (4,247)        (3,225)       (8,550)
Segment total assets.......................   521,984    393,321     298,284         12,558     1,226,147

Three months ended June 30, 2000
Revenues from external customers...........  $ 17,177   $ 12,253    $    686        $    --    $   30,116
Intersegment revenues......................        --         --      13,316             --        13,316
Operating loss.............................   (10,716)   (13,317)    (17,468)          (828)      (42,329)
EBITDA.....................................       381     (1,112)    (11,746)          (828)      (13,305)
Segment total assets.......................   497,374    376,803     291,495         14,119     1,179,791

Six months ended June 30, 2001
Revenues from external customers...........  $ 38,914   $ 31,474    $  2,9261)      $    --    $   73,314
Intersegment revenues......................        --         --      32,136             --        32,136
Operating loss.............................   (25,245)   (41,310)    (21,254)        (6,082)      (93,891)
EBITDA.....................................     2,119     (5,993)     (9,540)        (6,082)      (19,496)
Segment total assets.......................   521,984    393,321     298,284         12,558     1,226,147

Six months ended June 30, 2000
Revenues from external customers...........  $ 34,030   $ 21,638    $  1,122        $    --    $   56,790
Intersegment revenues......................        --         --      25,584             --        25,584
Operating loss.............................   (21,173)   (27,399)    (37,519)        (1,144)      (87,235)
EBITDA.....................................     1,430     (5,350)    (26,013)        (1,144)      (31,077)
Segment total assets.......................   497,374    376,803     291,495         14,119     1,179,791

------------------------

1) The external programming revenue is generated primarily from transmission services sold to UPC affiliates. During the second quarter terms of agreements relating to programming and transmission fees were renegotiated with UPC and certain of its affiliates. The adjustment reflecting these changes has been back-dated to January 1, 2001 and has led to a negative revenue in the programming segment during the second quarter.

11. SUBSEQUENT EVENTS

    On August 10, 2001, UPC Polska's parent, UPC, and Canal+ Group ("Canal+"), the television and film division of Vivendi Universal, announced the signing of definitive agreements to merge their respective Polish D-DTH platforms, as well as the Canal+ Polska premium channel, to form a common Polish D-DTH platform. UPC Polska will contribute its Polish D-DTH assets to TKP, the Polish subsidiary of Canal+, in exchange for 25% of TKP and 150 million Euros (approximately $127 million) in cash. As part of this transaction, through a carriage agreement, Canal+ Polska will also be available on UPC Polska's cable network. TKP will be managed and controlled by Canal+, who will own 75%. UPC will own the remaining 25%. This merger is subject to certain regulatory approvals. For accounting purposes, TKP will be deemed the acquiror. UPC Polska's investment in the merged companies will be recorded at fair value as of the date of the transaction. UPC Polska's carrying value of the Polish D-DTH assets being contributed may be significantly higher than the determined fair value of its investment in the merged companies if and when the transaction is consummated, leading to a write down at the date the transaction is consummated.

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

OVERVIEW

    On August 10, 2001, UPC Polska's parent, UPC, and Canal+ Group ("Canal+"), the television and film division of Vivendi Universal, announced the signing of definitive agreements to merge their respective Polish D-DTH platforms, as well as the Canal+ Polska premium channel, to form a common Polish D-DTH platform. UPC Polska will contribute its Polish D-DTH assets to TKP, the Polish subsidiary of Canal+, in exchange for 25% of TKP and 150 million Euros (approximately
$127 million) in cash. As part of this transaction, through a carriage agreement, Canal+ Polska will also be available on UPC Polska's cable network. TKP will be managed and controlled by Canal+, who will own 75%. UPC will own the remaining 25%. This merger is subject to certain regulatory approvals. For accounting purposes, TKP will be deemed the acquiror. UPC Polska's investment in the merged companies will be recorded at fair value as of the date of the transaction. UPC Polska's carrying value of the Polish D-DTH assets being contributed may be significantly higher than the determined fair value of its investment in the merged companies if and when the transaction is consummated, leading to a write down at the date the transaction is consummated.

    On August 6, 1999, Bison, UPC's wholly-owned subsidiary, was merged with and into the Company with the Company continuing as the surviving corporation (the "Merger"). Accordingly, the Company became a wholly-owned subsidiary of UPC. UnitedGlobalCom, Inc. is the majority stockholder of UPC.

    Until the limited launch of the Company's D-DTH business on July 1, 1998 and subsequent full-scale launch on September 18, 1998, the Company's revenues were derived entirely from its cable television business and programming related thereto. The Company's revenue has increased $4.6 million or 15.3% from $30.1 million for the three months ended June 30, 2000 to $34.7 million for the three months ended June 30, 2001 and $16.5 million or 29.1% from $56.8 million for the six months ended June 30, 2000 to $73.3 million for the six months ended June 30, 2001. This increase was due primarily to internal growth in subscribers through increased penetration, increases in subscription rates, further development of the Wizja TV programming package, sales of programming and uplink services, and advertising sales.

    Prior to June 1997, the Company's expenses were primarily incurred in connection with its cable television business and programming related thereto. Since June 1997, the Company has been incurring, in addition to expenses related to its cable television and programming businesses, expenses in connection with the operation of its D-DTH and programming business.

    The Company generated an operating loss of $42.1 million for the three months ended June 30, 2001 and $93.9 million for the six months ended June 30, 2001, primarily due to the significant costs associated with development of the Company's D-DTH and programming businesses, promotion of those businesses and the development, production and acquisition of programming for Wizja TV, and the amortization of goodwill pushed down to the Company as a result of the Merger.

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

SEGMENT RESULTS OF OPERATIONS

    UPC Polska, Inc. and its subsidiaries operate in four business segments: cable television, digital direct-to-home television, programming, and corporate functions. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring items and foreign exchange gains and loss. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

    The Company classifies its business into four segments: (1) cable television, (2) D-DTH television, (3) programming, and (4) corporate. Information about the operations of the Company in these different business segments is set forth below based on the nature of the services offered. In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for impairment of D-DTH equipment, interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in losses of affiliated companies, income taxes and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies.

    EBITDA is not a U.S. GAAP measure of profit and loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity.

    The following table presents the segment results of the Company's operations for the three and six months ended June 30, 2001 and 2000:

                         SEGMENT RESULTS OF OPERATIONS
                           (UNAUDITED, IN THOUSANDS)

                                           THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                               ENDED           ENDED           ENDED           ENDED
                                           JUNE 30, 2001   JUNE 30, 2000   JUNE 30, 2001   JUNE 30, 2000
                                           -------------   -------------   -------------   -------------
REVENUES
Cable....................................      20,186          17,177          38,914          34,030
D-DTH....................................      15,422          12,253          31,474          21,638
Programming..............................      16,305          14,002          35,062          26,706
Corporate and Other......................          --              --              --              --
Intersegment elimination (1).............     (17,167)        (13,316)        (32,136)        (25,584)
                                              -------         -------         -------         -------
TOTAL....................................      34,746          30,116          73,314          56,790

OPERATING LOSS
Cable....................................     (11,885)        (10,716)        (25,245)        (21,173)
D-DTH....................................     (16,877)        (13,317)        (41,310)        (27,399)
Programming..............................     (10,078)        (17,468)        (21,254)        (37,519)
Corporate and Other......................      (3,225)           (828)         (6,082)         (1,144)
                                              -------         -------         -------         -------
TOTAL....................................     (42,065)        (42,329)        (93,891)        (87,235)

EBITDA
Cable....................................       2,367             381           2,119           1,430
D-DTH....................................      (3,445)         (1,112)         (5,993)         (5,350)
Programming..............................      (4,247)        (11,746)         (9,540)        (26,013)
Corporate and Other......................      (3,225)           (828)         (6,082)         (1,144)
                                              -------         -------         -------         -------
TOTAL....................................      (8,550)        (13,305)        (19,496)        (31,077)

------------------------

(1) Comprised of Wizja TV programming costs charged to the cable segment and D-DTH segment by the programming segment in the three and six months ended June 30, 2001 and 2000. During the second quarter terms of agreements relating to programming and transmission fees were renegotiated with UPC and certain of its affiliates. The adjustment reflecting these changes have been back-dated to January 1, 2001 and has led to a negative revenue in the programming segment during the second quarter.

CABLE SEGMENT OVERVIEW

    The Company operates the largest cable television system in Poland with approximately 1,851,800 homes passed and approximately 1,022,800 total subscribers as at June 30, 2001.

    The Company's revenues in its cable segment have been and will continue to be derived primarily from monthly subscription fees for cable television services. Through its cable segment, the Company charges cable subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At
June 30, 2001, approximately 65.2% of the Company's cable subscribers received its basic package. Currently, almost all of the Company's cable revenue is derived from monthly subscription fees.

    During 1999 and 2000, management completed several strategic actions in support of its business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial 11 channels of primarily Polish-language programming, to its basic subscribers. Since that date, the basic Wizja TV package has been expanded to 29 channels. Management believes that this selection of high quality primarily Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber penetration rates. The Company has continued to invest in upgrading its networks in order to provide additional revenue generating services to its customers and continue to improve the security of that network.

    During the fourth quarter of the year 2000, the Company began providing Internet services to its cable television customers and has been investing in upgrading its network to provide this service. Individual and home office Internet subscribers are charged a monthly subscription fee of approximately $38 and $51, respectively.

    CABLE TELEVISION REVENUE. Revenue increased $3.0 million or 17.4% from $17.2 million for the three months ended June 30, 2000 to $20.2 million for the three months ended June 30, 2001 and increased $4.9 million or 14.4% from $34.0 million for the six months ended June 30, 2000 to $38.9 million for the six months ended June 30, 2001. This increase was primarily attributable to the appreciation of the Polish zloty against the US dollar.

    Revenue from monthly subscription fees represented 97.9% and 98.1% of cable television revenue for the six months ended June 30, 2001 and 2000, respectively. During the three and six months ended June 30, 2001, the Company generated approximately $1.1 million and $2.3 million, respectively, of additional premium subscription revenue as a result of providing the HBO Poland service pay movie channel and Wizja Sport channel to cable subscribers as compared to $1.2 million and $2.1 million, respectively for the three and six months ended June 30, 2000 (although the Company expanded Wizja Sport into its basic package as of March 24, 2001).

    DIRECT OPERATING EXPENSES.  Direct operating expenses increased
$4.4 million, or 53.0%, from $8.3 million for the three months ended June 30, 2000 to $12.7 million for the three months ended June 30, 2001, and increased $5.2 million or 26.1% from $19.9 million for the six months ended June 30, 2000 to $25.1 million for the six months ended June 30, 2001, principally as a result of an increase in programming costs. Direct operating expenses increased from 48.3% of revenues for the three months ended June 30, 2000 to 62.9% of revenues for the three months ended June 30, 2001 and increased from 58.5% of revenues for the six months ended June 30, 2000 to 64.5% of revenues for the six months ended June 30, 2001.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $3.4 million or 40.0% from $8.5 million for the three months ended June 30, 2000 to $5.1 million for the three months ended June 30, 2001 and decreased $1.0 million or 7.9% from $12.7 million for the six months ended June 30, 2000 to $11.7 million for the six months ended
June 30, 2001. This decrease was attributable primarily to the discontinuation this year of the provision of programming guides to customers.

    As a percentage of revenue, selling, general and administrative expenses decreased from 49.4% for the three months ended June 30, 2000 to approximately 25.2% for the three months ended June 30, 2001 and decreased from 37.4% of revenue for the six months ended June 30, 2000 to 30.1% for the six months ended June 30, 2001.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $3.2 million, or 28.8%, from $11.1 million for the three months ended June 30, 2000 to $14.3 million for the three months ended June 30, 2001 and increased $4.8 million or 21.2% from $22.6 million for the six months ended June 30, 2000 to $27.4 million for the six months ended June 30, 2001, principally as a result of the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 64.5% for the three months ended June 30, 2000 to 70.8% for the three months ended June 30, 2001 and increased from 66.5% for the six months ended June 30, 2000 to 70.4% for the six months ended June 30, 2001.

    Each of these factors contributed to an operating loss of $10.7 million and $11.9 million, for the three months ended June 30, 2000 and 2001, respectively, and $21.2 million and $25.2 million for the six months ended June 30, 2000 and 2001, respectively.

D-DTH SEGMENT OVERVIEW

    The Company continues to distribute D-DTH reception systems through the network of Philips' authorized retailers as well as separate direct sales force. As of June 30, 2001 the Company had approximately 385,900 D-DTH subscribers as compared to 378,200 at June 30, 2000.

    At the end of May 2001 as a result of the promotion campaign, the Company reconnected over 50,000 non-paying subscribers and provided them with one months' free programming together with the offer that if they continue to pay regularly from July for three consecutive months, they will receive one free month of HBO. If they continue as good payors for a further three months, the Company has agreed to right off their outstanding balances. Approximately 10,000 customers responded to the offer and paid in July. Those who did not respond were disconnected at the end of July 2001. If the Company had not introduced this promotion campaign it would have had approximately 335,900 subscribers as at June 30, 2001.

    During the first two quarters of the year 2001, the Company has focused on continuing to expand its D-DTH subscriber base, increase the revenues generated per subscriber and reduce its operating costs.

    During the fourth quarter of the year 2000, the Company began providing Internet services to its D-DTH customers. Internet subscribers were charged a subscription fee of $30.00 per month. As of July 2001, the Company decided to withdraw from providing Internet services to its D-DTH customers.

    The Company expects to continue to incur operating losses and negative cash flows related to its D-DTH business at least for the next year while it develops and expands its D-DTH subscriber base. The Company's D-DTH business plan requires the funding of substantial capital expenditures and promotional incentives in order to expand its D-DTH business.

    D-DTH REVENUE. Revenue increased $3.1 million or 25.2% from $12.3 million for the three months ended June 30, 2000 to $15.4 million for three months ended June 30, 2001 and increased $9.9 million or 45.8% from $21.6 million for the six months ended June 30, 2000 to $31.5 for the six months ended June 30, 2001. This increase was primarily attributable to the appreciation of the Polish zloty against the US dollar as well as to an increase in monthly subscription rates.

    During the three and six months ended June 30, 2001 the Company generated approximately $1.7 million and $4.8 million of premium subscription revenue, respectively, as a result of providing the HBO Poland service pay movie channel and Wizja Sport to its subscribers, as compared to $2.9 million and $5.1 million for the three and six months ended June 30, 2000, respectively (although the Company expanded Wizja Sport into its basic package as of March 24, 2001).

    DIRECT OPERATING EXPENSES.  Direct operating expenses increased
$5.3 million, or 57.6%, from $9.2 million for the three months ended June 30, 2000 to $14.5 million for the three months ended June 30, 2001 and increased $10.7 million or 60.8% from $17.6 million for the six months ended June 30, 2000 to $28.3 million for the six months ended June 30, 2001. These increases over the corresponding 2000 periods principally resulted from the increase in programming and customer services related expenses. Direct operating expenses amounted to 94.2% and 89.8% of revenues for the three and six months ended
June 30, 2001, respectively, compared to 74.8% and 81.5% of revenues for the three and six months ended June 30, 2000, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.2 million or 4.9% from $4.1 million for the three months ended June 30, 2000 to $4.3 million for the three months ended
June 30, 2001 and decreased $0.2 million or 2.1% from $9.4 million for the six months ended June 30, 2000 to $9.2 million for the six months ended June 30, 2001. As a percentage of revenue, selling, general and administrative expenses amounted to approximately 33.3% and 27.9% for the three months ended June 30, 2000 and 2001, respectively and 43.5% and 29.2% for the six months ended
June 30, 2000 and 2001, respectively.

    DEPRECIATION AND AMORTIZATION.  Depreciation and amortization increased
$3.8 million or 39.6% from $9.6 million for the three months ended June 30, 2000 to $13.4 million for the three months ended June 30, 2001 and increased
$7.7 million or 41.8% from $18.4 million for the six months ended June 30, 2000 to $26.1 million for the six months ended June 30, 2001, principally as a result of the increase in equipment necessary for the increased number of our D-DTH subscribers. Depreciation and amortization expense as a percentage of revenues amounted to 78.0% and 87.0% for the three months ended June 30, 2000 and 2001, respectively and 85.2% and 82.9% for the six months ended June 30, 2000 and 2001, respectively.

    IMPAIRMENT OF D-DTH EQUIPMENT. Impairment of D-DTH equipment expense decreased $2.6 million or 100% from $2.6 million for the three months ended
June 30, 2000 to $ 0 million for the three months ended June 30, 2001 and increased $5.5 million or 148.6% from $3.7 million for the six months ended
June 30, 2000 to $9.2 million for the six months ended June 30, 2001. The increase in impairment of D-DTH equipment is attributable to the increase in the number of boxes held by disconnected D-DTH customers during the first quarter of 2000. Impairment of D-DTH equipment expense as a percentage of revenues amounted to 0% and 21.1% for the three months ended June 30, 2001 and 2000, respectively and 29.2% and 17.1% for the six months ended June 30, 2001 and 2000, respectively.

    Each of these factors contributed to an operating loss of $16.9 million and $41.3 million for the three and six months ended June 30, 2001, respectively, compared to an operating loss of $13.3 million and $27.4 million for the three and six months ended June 30, 2000.

PROGRAMMING SEGMENT OVERVIEW

    The principal objectives of the Company for the programming segment is to develop, acquire and distribute high-quality Polish-language programming that can be commercially exploited throughout Poland through its D-DTH and cable television systems, and to develop and maximize advertising sales.

    The Company, both directly and through other joint ventures, produces television programming for distribution. The Company has developed a multi-channel, primarily Polish-language programming platform under the brand name Wizja TV. Wizja TV's current channel line-up includes two channels, Wizja Pogoda and Wizja Sport, that are owned and operated by the Company, and 31 channels that are produced by third parties, 8 of which are broadcast under exclusive agreements for pay television in Poland. As of April 2001, the Company discontinued its Wizja Jeden channel.

    PROGRAMMING REVENUE.  Revenue increased $2.3 million or 16.4% from
$14.0 million for the three months ended June 30, 2000 to $16.3 million for three months ended June 30, 2001 and increased $8.4 million or 31.5% from $26.7 million for the six months ended June 30, 2000 to $35.1 million for the six months ended June 30, 2001. These increases were primarily attributable to increase in revenue generated from the D-DTH and cable segments.

    The programming segment generates most of its revenue from the cable and D-DTH segments through providing its Wizja TV programming package. The intersegment revenue represented $13.3 million or 95.0% and $25.6 million or 95.9% for the three and six months ended June 30, 2000, respectively, and $17.2 million or 105.5% and $32.1 million or 91.5% for the three and six months ended June 30, 2001, respectively.

    The third party revenue primarily related to providing transmission services to UPC affiliates. The revenue derived from UPC affiliates was negative
$1.3 million or 8.0% and positive $1.6 million or 4.6% for the three and six months ended June 30, 2001, respectively. During the second quarter terms of agreements relating to programming and transmission fees were renegotiated with UPC and certain of its affiliates. The adjustment reflecting these changes have been back-dated to January 1, 2001 and has led to a negative revenue in the programming segment during the second quarter.

    DIRECT OPERATING EXPENSES.  Direct operating expenses decreased
$3.7 million, or 17.0%, from $21.8 million for the three months ended June 30, 2000 to $18.1 million for the three months ended June 30, 2001 and decreased $6.2 million or 13.5% from $46.0 million for the six months ended June 30, 2000 to $39.8 million for the six months ended June 30, 2001. These decreases principally were the result of discontinuing Wizja Jeden. Direct operating expenses amounted to 111.0% of revenues and 113.4% of revenue for the three and six months ended June 30, 2001, respectively, compared to 155.7% revenues and 172.3% of revenue for the three and six months ended June 30, 2000, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $1.5 million or 37.5% from $4.0 million for the three months ended June 30, 2000 to $2.5 million for the three months ended June 30, 2001 and decreased $1.8 million or 26.9% from $6.7 million for the six months ended June 30, 2000 to $4.9 million for the six months ended June 30, 2001. The decrease in selling, general and administrative expenses over the corresponding 2000 periods was attributable mainly to decrease in administrative related expenses. As a percentage of revenue, selling, general and administrative expenses amounted to approximately 28.6% and 15.3% for the three months ended June 30, 2000 and 2001 and 25.1% and 14.0% for the six months ended June 30, 2000 and 2001, respectively.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization charges increased $0.1 million or 1.8% from $5.7 million for the three months ended June 30, 2000 to $5.8 million for the three months ended June 30, 2001 and increased $0.2 million or 1.7% from $11.5 million for the six months ended June 30, 2000 to $11.7 million for the six months ended June 30, 2001.

    Depreciation and amortization expense as a percentage of revenues amounted to 40.7% and 35.6% respectively for the three months ended June 30, 2000 and 2001 and 43.1% and 33.3% and for the six months ended June 30, 2000 and 2001, respectively.

    Each of these factors contributed to an operating loss of $10.1 million and $21.3 million for the three and six months ended June 30, 2001, respectively, compared to an operating loss of $17.5 million and $37.5 million for the three and six months ended June 30, 2000.

CORPORATE SEGMENT OVERVIEW

    The Company's corporate segment consists of corporate overhead costs. The Company continues to evaluate opportunities for improving its operations and reducing its cost structure. Corporate expenses amounted to $3.2 million and $6.1 million for the three and six months ended June 30, 2001, respectively as compared to $0.8 million and $1.1 million for the corresponding periods in 2000, the increase being due to management fees charged to the Company by UPC.

NON-OPERATING RESULT

    INTEREST EXPENSE. Interest expense increased $5.5 million, or 30.2%, from $18.2 million for the three months ended June 30, 2000 to $23.7 million for the three months ended June 30, 2001 and increased $11.7 million or 33.9% from $34.5 million for the six months ended June 30, 2000 to $46.2 million for the six months ended June 30, 2001. Interest expense increased mainly as a result of the additional financing received from UPC for the six months ended June 30, 2001.

    INTEREST AND INVESTMENT INCOME. Interest and investment income amounted to $0.3 million and $0.6 million for the three and six months ended June 30, 2001 and 2000, respectively.

    EQUITY IN PROFITS OF AFFILIATED COMPANIES.  The Company recorded
$0.4 million of equity in profits of affiliated companies for the three months ended June 30, 2001 compared to $0.2 million of equity in profits of affiliated companies for the three months ended June 30, 2000 and $0.4 million of equity in profits of affiliated companies for the six months ended June 30, 2001 compared to $0 million of equity in profits of affiliated companies for the six months ended June 30, 2000.

    FOREIGN EXCHANGE GAIN/LOSS, NET. For the three months ended June 30, 2001, foreign exchange gain amounted to $4.8 million, as compared to a loss of $7.2 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, foreign exchange gain amounted to $5.6 million, as compared to a loss of $9.6 million for the six months ended June 30, 2000. This change from loss in 2000 to gain in 2001 is primarily due to fluctuation of the Polish currency during the three and six months ended June 30, 2001.

    INCOME TAX EXPENSE. The company recorded $47,000 of income tax expense for the three months ended June 30, 2001 compared to $3,000 of income tax expense for the three months ended June 30, 2000 and $83,000 of income tax expense for the six months ended June 30, 2001 compared to $40,000 of income tax expense for the six months ended June 30, 2000.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders decreased from a loss of $67.4 million for the three months ended June 30, 2000 to a loss of $59.9 million for the three months ended June 30, 2001 and increased from a loss of $130.9 million for the six months ended
June 30, 2000 to a loss of $133.6 million for the six months ended June 30, 2001 due to the factors in the four segments discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has met its cash requirements in recent years primarily with
(i) capital contributions and loans from certain of the Company's principal stockholders, (ii) borrowings under available credit facilities, (iii) cash flows from operations, (iv) the sale of approximately $200 million of common stock through the Company's initial public equity offering in August 1997,
(v) the sale of $252 million aggregate principal amount at the maturity of the 14 1/2% Senior Discount Notes in July 1998 with gross proceeds of approximately $125 million, ("UPC Polska Notes"), (vi) the sale of $36,001,321 principal amount at maturity of its Series C Senior Discount Notes in January 1999 with gross proceeds of $9.8 million, ("Series C Notes"),
(vii) the sale of $256.8 million aggregate principal amount at maturity of its 14 1/2% Senior Discount Notes and Warrants in January 1999 with gross proceeds of $96.1 million, ("Discount Notes") and (viii) the sale of the Series A 12% Cumulative Preference Shares, the Series B 12% Cumulative Preference Shares and Warrants in January 1999 with gross proceeds of $48.2 million.

    Since the acquisition of all of the outstanding stock of the Company by UPC on August 6, 1999, the Company has met its capital requirements primarily through capital contributions and loans from UPC.

    Pursuant to the indentures governing the 9 7/8% Senior Notes due 2003 ("PCI Notes"), the UPC Polska Notes, the Series C Notes, and the Discount Notes, the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters:

    - limitations on indebtedness;

    - limitations on restricted payments;

    - limitations on issuances and sales of capital stock of restricted subsidiaries;

    - limitations on transactions with affiliates;

    - limitations on liens;

    - limitations on guarantees of indebtedness by subsidiaries;

    - purchase of the notes upon a change of control;

    - limitations on sale of assets;

    - limitations on dividends and other payment restrictions affecting restricted subsidiaries;

    - limitations on investments in unrestricted subsidiaries;

    - consolidations, mergers, and sale of assets;

    - limitations on lines of business; and

    - provision of financial statements and reports.

The Company is in compliance with these covenants.

    The indentures covering each of the UPC Polska Notes, Series C Notes, Discount Notes and the PCI Notes provide that, following a Change of Control (as defined therein), each noteholder has the right, at such holder's option, to require the respective issuer to offer to repurchase all or a portion of such holder's notes at the repurchase prices described below. The Company believes that the August 6, 1999 acquisition by UPC of the Company constituted a Change of Control. Accordingly, the Company and PCI made offers to repurchase (the "Offers") from the holders the UPC Polska Notes, Series C Notes, Discount Notes and the PCI Notes. The Offers expired at 12:01 PM, New York City time, on November 2, 1999 (the "Expiration Darte").

    In accordance with the terms of the indentures governing the UPC Polska Notes, Series C Notes, Discount Notes and the PCI Notes, UPC Polska was required to offer to repurchase the UPC Polska Notes, Series C Notes, and Discount Notes at 101% of their accreted value at maturity on the Expiration Date plus accrued and unpaid interest and PCI was required to offer to repurchase the PCI Notes at the purchase price of 101% of the principal amount owed on the Expiration Date. As of August 5, 1999, UPC Polska had $376,943,000 aggregate principal amount at maturity of UPC Polska Notes, Series C Notes, and Discount Notes outstanding and PCI had $129,668,000 aggregate principal amount at maturity of PCI Notes outstanding. Pursuant to the Offer, UPC Polska purchased $49,139,000 aggregate principal amount at maturity of UPC Polska Notes, Series C Notes, Discount Notes for an aggregate price of $26,455,014 and PCI purchased $113,237,000 aggregate principal amount of PCI Notes for an aggregate price of $114,369,370.

    UPC financed the Company's operating and investing activities by making loans of $38.1 million to UPC Polska and by increasing paid in capital by $44.5 million in the six months ending June 30, 2001.

    On June 30, 2001, the Company had, on a consolidated basis, approximately $809.8 million aggregate principal amount of indebtedness outstanding, of which $430.6 million was owed to UPC. The loans from UPC were used primarily for the repurchase of the UPC Polska Notes, Series C Notes and Discount Notes in the Change of Control triggered by the purchase of the Company's outstanding stock by UPC, the purchase of Debenture Stock from PCI (the proceeds of which were used by PCI primarily for the repurchase of PCI Notes), to fund capital expenditures, operating losses and working capital primarily related to the development and operation of its D-DTH business, and for general corporate purposes and certain other investments, including the acquisition of cable television networks and certain minority interests in our subsidiaries which are held by unaffiliated third parties.

    As of November 3, 1999, the Company purchased 14,000 shares of Debenture Stock issued by PCI for $140 million to fund PCI's operations and purchase of PCI Notes. The Company used a portion of the proceeds of the loans from UPC to purchase the Debenture Stock. The Debenture Stock is redeemable by PCI on December 31, 2003 at the issue price plus interest of 10% per annum compounded annually. To secure its obligations under the Debenture Stock, PCI has pledged to the Company notes issued to it by its subsidiary PCBV with an aggregate principal amount of $176,815,000. The PCI Noteholders are equally and ratably secured by the pledge in accordance with the terms of the PCI Indenture.

    The Company had negative cash flows from operating activities of $44.8 million for the six months ended June 30, 2001 and $34.3 million for the six months ended June 30, 2000, primarily due to the significant operating costs associated with the development of its D-DTH service and the Wizja TV programming platform and due to the operating loss for the respective quarters.

    Cash used for the purchase and build-out of the Company's cable television networks, purchase of D-DTH equipment, including set top decoders, and the purchase of other property, plant, and equipment was $22.9 million for the six months ended June 30, 2001 and, $51.0 million for the six months ended June 30, 2000. The six month over six month decrease primarily relates to the Company's capital expenditures associated with the expansion of its existing cable networks and the development of its D-DTH service during the year 2000.

    On June 30, 2001, the Company was committed to pay at least $430.6 million in guaranteed payments (including but not limited to payments for D-DTH reception systems and payments of guaranteed minimum amounts due under programming agreements and satellite transponder leases) over the next eight years of which at least approximately $40.5 million was committed to be paid through the end of 2001.

    As of June 30, 2001, the Company has negative working capital and significant commitments under non-cancelable operating leases and contracts for programming rights.

    The Company's cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan. UPC and the Company are evaluating various alternatives to meet the Company's capital needs. Future sources of financing for the Company could include public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, UPC, and UnitedGlobalCom, Inc., UPC's parent. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancings that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is dependent on its parent, UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support the Company and its subsidiaries as a going concern, and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2002.

CURRENT OR ACCUMULATED EARNINGS AND PROFITS

    For the six months ended June 30, 2001, the Company had no current or accumulated earnings and profits. Therefore, none of the interest which accreted during the six months ended June 30, 2001 with respect to the Company's 14 1/2% Senior Discount Notes due 2008, 14 1/2% Series B Discount Notes due 2008,
14 1/2% Senior Discount Notes due 2009, 14 1/2% Series B Discount Notes due 2009 and its Series C Senior Discount Notes will be deemed to be a `Dividend Equivalent Portion' as such term is defined in Section 163(e)(5)(B) of the Internal Revenue Code, as amended.

NEW ACCOUNTING PRINCIPLES

    In June 2001, the Financial Accounting Standards Board authorised the issuance of Statement of Financial accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards
No. 142,"Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 141 requires identifiable intangible assets acquired in a business combination to be recognised if they arise from contractual or legal rights or are "separable" i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged.

    Under SFAS 142, goodwill and intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Additionally, goodwill on equity method investments will no longer be amortised; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Under
SFAS 142 intangible assets with indefinite lives will be carried at the lower cost or market value. All other recognised intangible assets will continue to be amortised over their estimated useful lives.

    SFAS 142 is effective for fiscal years beginning after December 15, 2001, although goodwill on business combinations consummated after July 1, 2001 will not be amortised. On adoption UPC Polska may need to record a cumulative effect adjustment to reflect the impairment of previously recognised intangible assets. In addition, goodwill on prior business combinations will cease to be amortised. The Company has not determined the impact that these statements will have on intangible assets or whether a cumulative effect adjustment will be required upon adoption.

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

    SAB 101 permitted the effects of the changes to be recorded as a cumulative effect of a change in accounting principle during the quarter ended
December 31, 2000. As the Company's accounting policies for its cable television services are still accounted for under SFAS 51, FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES, there was no immediate effect on the Company. However, with the introduction of Internet services in the fourth quarter of 2000, revenue recognition for Internet related services has been and will be reported in accordance with SAB 101.

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

    International operations constitute 100% of the Company's consolidated operating loss for the six months ended June 30, 2001. Some of the Company's operating and financing expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

    The Company estimates that a further 10% change in foreign exchange rates would impact reported operating loss by approximately $5.8 million. In other terms a 10% depreciation of the Polish zloty and British pound against the U.S. dollar, would result in a $5.8 million decrease in the reported operating loss. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

    Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 11.8% in 1998, approximately 7.3% in 1999 and approximately 10.1% in 2000. The rate of inflation for the six months ended
June 30, 2000 was approximately 6.4%. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991. The zloty fluctuated against the U.S. dollar during 2000 and the first six months of 2001 but the actual exchange rates as of January 1, 2000, December 31, 2000 and June 30, 2001 remained substantially the same. Inflation and currency exchange fluctuations may have a material adverse effect on the business, financial condition and results of operations of the Company.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which the Company is currently involved, and which has not been settled, individually and in the aggregate, is not material to the Company's business, financial condition or results of operations. See also Note 9 to the unaudited consolidated financial statements, for a description of the settlement of the PCBV minority stockholders' claim.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION:

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        3(i)            Amended and Restated Certificate of Incorporation of @
                        Entertainment, Inc., incorporated by reference as
                        Exhibit 3(i) to Form 10-K, filed on April 2, 2001.
        3(ii)           Amended and Restated By-Laws of @ Entertainment, Inc.,
                        incorporated by reference as Exhibit 3(ii) to Form 10-K,
                        filed on April 2, 2001.
        4.1             Indenture dated as of July 14, 1998, between @
                        Entertainment, Inc. and Bankers Trust Company, as trustee, incorporated by reference as Exhibit 4.11 to Form S-4, filed on August 5, 1998.
        4.2             Indenture dated as of January 20, 1999, between @
                        Entertainment, Inc. and Bankers Trust Company, as trustee, incorporated by reference as Exhibit 4.1 to Form 10-K, filed on August 2, 2001.
        4.3             Indenture dated as of January 27, 1999, between @
                        Entertainment, Inc. and Bankers Trust Company, as trustee, incorporated by reference as Exhibit 4.2 to Form 10-K, filed on August 2, 2001.
       11               Statement re computation of per share earnings (contained in
                        Note 8 to Unaudited Financial Statements in this Quarterly
                        Report on 10-Q).

(b) Reports on Form 8-K.

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

DATE: August 14, 2001