Form 10-Q
period 2001-09-30
UPC POLSKA INC
filed 2001-11-14
CIK 1041454

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

                                       OR

  / /    TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT 1934

             FROM THE TRANSITION PERIOD FROM _________ TO _________

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

Indicate by check (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes /X/ No / /

The number of shares outstanding of UPC Polska, Inc.'s common stock as of September 30, 2001, was:

Common Stock                   1,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                UPC POLSKA, INC.
                                FORM 10-Q INDEX
                 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                                                       PAGE NO.
                                                                       --------
PART I   FINANCIAL INFORMATION.......................................      3
         Item 1. Consolidated Financial Statements UPC Polska........      3

                Consolidated Balance Sheets..........................      3
                Consolidated Statements of Operations................      4
                Consolidated Statements of Comprehensive Loss........      5
                Consolidated Statements of Cash Flows................      6
                Notes to Consolidated Financial Statements...........      7

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................     18

         Item 3. Quantitative and Qualitative Disclosures About
         Market Risk.................................................     30

PART II  OTHER INFORMATION...........................................     31

         Item 1. Legal Proceedings...................................     31

         Item 2. Changes in Securities and Use of Proceeds...........     31

         Item 3. Defaults Upon Senior Securities.....................     31

         Item 4. Submission of Matters to a Vote of Security
         Holders.....................................................     31

         Item 5. Other Information...................................     32

         Item 6. Exhibits and Reports on Form 8-K....................     32

                                UPC POLSKA, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                                     (IN THOUSANDS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $    9,922      $    8,879
  Trade accounts receivable, net of allowance for doubtful
    accounts of $17,041 in 2001 and $8,685 in 2000..........       10,919          18,627
  Programming and broadcast rights..........................        4,364          10,317
  VAT recoverable...........................................        1,001           1,625
  Prepayments...............................................        4,760           5,354
  Due from UPC affiliates...................................       28,879          12,469
  Other current assets......................................          989           1,430
                                                               ----------      ----------
    Total current assets....................................       60,834          58,701
                                                               ----------      ----------
Property, plant and equipment:
  Cable television systems assets...........................      156,619         151,417
  D-DTH, transmission and production equipment..............      149,732         165,369
  Construction in progress..................................        3,961          11,730
  Vehicles..................................................        2,340           2,081
  Other.....................................................       27,457          23,157
                                                               ----------      ----------
                                                                  340,109         353,754
  Less accumulated depreciation.............................     (101,612)        (62,242)
                                                               ----------      ----------
    Net property, plant and equipment.......................      238,497         291,512
Inventories for construction................................        5,145           6,596
Intangibles, net............................................      821,131         862,116
Investments in affiliated companies.........................       14,622          16,229
                                                               ----------      ----------
    Total assets............................................   $1,140,229      $1,235,154
                                                               ==========      ==========
            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................   $   54,267      $   95,631
  Due to UPC................................................        7,978           5,190
  Accrued interest..........................................          595             236
  Deferred revenue..........................................        6,257           7,964
                                                               ----------      ----------
    Total current liabilities...............................       69,097         109,021
                                                               ----------      ----------
Long-term liabilities:
  Notes payable and accrued interest to UPC.................      442,033         365,497
  Notes payable.............................................      408,459         355,945
  Other long term liabilities...............................          951           1,469
                                                               ----------      ----------
    Total liabilities.......................................      920,540         831,932
                                                               ----------      ----------
Commitments and contingencies (note 9)

Stockholder's equity:
  Common stock, $.01 par value; 1,000 shares authorized,
    shares issued and outstanding 1,000 as of September 30,
    2001 and December 31, 2000..............................           --              --
  Paid-in capital...........................................      911,562         863,111
  Accumulated other comprehensive loss......................      (83,049)        (66,901)
  Accumulated deficit.......................................     (608,824)       (392,988)
                                                               ----------      ----------
    Total stockholder's equity..............................      219,689         403,222
                                                               ----------      ----------
    Total liabilities and stockholder's equity..............   $1,140,229      $1,235,154
                                                               ==========      ==========

     See accompanying notes to unaudited consolidated financial statements.

                                UPC POLSKA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS         NINE MONTHS ENDED
                                                     ENDED SEPTEMBER 30,       SEPTEMBER 30,
                                                     -------------------   ---------------------
                                                       2001       2000       2001        2000
                                                     --------   --------   ---------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...........................................  $ 34,298   $ 31,843   $ 107,612   $  88,633
Operating expenses:
  Direct operating expenses........................    24,507     29,148      85,450      87,035
  Selling, general and administrative expenses.....    15,850     14,051      47,717      44,031
  Depreciation and amortization....................    31,168     27,817      96,334      80,281
  Impairment of D-DTH equipment....................    10,262      2,117      19,491       5,811
                                                     --------   --------   ---------   ---------
    Total operating expenses.......................    81,787     73,133     248,992     217,158
                                                     --------   --------   ---------   ---------

Operating loss.....................................   (47,489)   (41,290)   (141,380)   (128,525)

Interest and investment income.....................       282        325         833         965
Interest expense...................................   (24,109)   (18,550)    (70,350)    (53,087)
Equity in losses of affiliated companies...........    (1,083)      (625)       (723)       (587)
Foreign exchange loss, net.........................    (8,729)    (3,839)     (3,135)    (13,456)
Non-operating income/(expense), net................    (1,034)       296        (919)         98
                                                     --------   --------   ---------   ---------

Loss before income taxes...........................   (82,162)   (63,683)   (215,674)   (194,592)
Income tax expense.................................       (79)       (44)       (162)        (84)
                                                     --------   --------   ---------   ---------

Net loss applicable to holders of common stock.....  $(82,241)  $(63,727)  $(215,836)  $(194,676)
                                                     ========   ========   =========   =========
Basic and diluted loss per common share............       N/A        N/A         N/A         N/A
                                                     ========   ========   =========   =========

     See accompanying notes to unaudited consolidated financial statements.

                                UPC POLSKA, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                    --------------------   ---------------------
                                                      2001        2000       2001        2000
                                                    ---------   --------   ---------   ---------
                                                                   (IN THOUSANDS)
Net loss..........................................  $ (82,241)  $(63,727)  $(215,836)  $(194,676)
Other comprehensive loss:
  Translation adjustment..........................    (43,882)   (29,116)    (16,148)    (72,680)
                                                    ---------   --------   ---------   ---------
Comprehensive loss................................  $(126,123)  $(92,843)  $(231,984)  $(267,356)
                                                    =========   ========   =========   =========

     See accompanying notes to unaudited consolidated financial statements

                                UPC POLSKA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                                              ------------------   ------------------
                                                                          (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................      $(215,836)           $(194,676)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization.........................         96,334               80,281
      Amortization of notes payable discount and issue
        costs...............................................         36,192               31,343
      Equity in (profits)/losses of affiliated companies....            723                 (587)
      Impairment of D-DTH equipment.........................         19,491                5,811
      Unrealized foreign exchange (gains) and losses........          3,219               12,583
      Other.................................................          2,192                   --
      Changes in operating assets and liabilities:
        Accounts receivable.................................          7,297               (2,767)
        Other current assets................................          2,877                4,143
        Programming and broadcast rights....................         (4,400)              (9,905)
        Accounts payable....................................        (16,014)             (13,865)
        Deferred revenue....................................         (1,531)               3,244
        Interest payable to UPC.............................         32,898               20,533
        Trade accounts payable to UPC.......................          7,978                   --
        Trade accounts receivable from UPC affiliates.......         (6,490)                  --
                                                                  ---------            ---------
          Net cash used in operating activities.............        (35,070)             (63,862)
                                                                  ---------            ---------
Cash flows from investing activities:
  Construction and purchase of property, plant and
    equipment...............................................        (46,009)             (80,542)
  Purchase of intangibles...................................           (197)              (1,300)
  Acquisition of minority shares............................         (4,219)              (2,206)
  Investment in affiliated company..........................            (32)                  --
                                                                  ---------            ---------
          Net cash used in investing activities.............        (50,457)             (84,048)
                                                                  ---------            ---------
Cash flows from financing activities:
  Proceeds from loans from UPC..............................         38,448               96,411
  UPC capital increase......................................         48,451               34,687
  Repayment of notes payable................................           (243)                (840)
                                                                  ---------            ---------
          Net cash provided by financing activities.........         86,656              130,258
                                                                  ---------            ---------
Net increase/(decrease) in cash and cash equivalents........          1,129              (17,652)
Effect of exchange rates on cash and cash equivalents.......            (86)                (542)
Cash and cash equivalents at beginning of period............          8,879               35,520
                                                                  ---------            ---------
Cash and cash equivalents at end of period..................      $   9,922            $  17,326
                                                                  =========            =========
Supplemental cash flow information:
  Cash paid for interest....................................      $   1,088            $   1,218
                                                                  =========            =========
  Cash paid for income taxes................................      $     256            $      97
                                                                  =========            =========

     See accompanying notes to unaudited consolidated financial statements.

                                UPC POLSKA, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2001 AND 2000

1. BASIS OF PRESENTATION

    The information furnished by UPC Polska, Inc. and its subsidiaries ("UPC Polska" or the "Company", and previously @ Entertainment, Inc.) has been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to these rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of September 30, 2001. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the SEC (the "2000 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

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

                                UPC POLSKA, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 2001 AND 2000

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

3. FINANCIAL POSITION AND BASIS OF ACCOUNTING

    These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Pay television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks, acquisition of programming rights, acquisition of reception systems for digital direct-to-home satellite broadcast ("D-DTH") business and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception. The Company expects to experience substantial operating losses and negative cash flows for at least the next year in association with its D-DTH and programming businesses. As of September 30, 2001, the Company has negative working capital and significant commitments under non-cancelable operating leases and contracts for programming rights. Additionally, the Company is currently and is expected to continue to be highly leveraged. The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company as well as obtaining additional financing from its parent, UPC. The Company's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan for its D-DTH, cable and programming business.

    Management of the Company believes that significant opportunities exist for pay television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (i.e., data and telephony). As such, the Company has focused its financial and business efforts toward its position in the cable markets. The Company's business strategy is designed to increase its market share and subscriber base and to maximize revenue per subscriber. To accomplish its objectives and to capitalize on its competitive advantages, the Company intends to (i) develop and control the content of programming on its cable systems; (ii) increase its distribution capabilities through internal growth and through acquisitions; (iii) control its management of subscribers by using advanced integrated management information systems; and (iv) provide additional revenue generating services to its customers. If the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is solely dependent on its parent, UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support UPC Polska

                                UPC POLSKA, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 2001 AND 2000

and its subsidiaries as a going concern, and accordingly enable UPC Polska and its subsidiaries to meet their financial obligations if and when needed, for the period at least through July 31, 2002.

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

4. IMPACT OF NEW ACCOUNTING STANDARDS ADOPTION

ADOPTED

    Effective January 1, 2001, the Company adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS 133 on January 1, 2001, resulted in no impact to income. The Company's debt is all fixed rate and denominated in Euros of U.S. dollars. The Company does not use derivative instruments to manage exposures to foreign currency or interest rate risks.

TO BE ADOPTED

    In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards
No. 142,"Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 141 requires identifiable intangible assets acquired in a business combination to be recognized if they arise from contractual or legal rights or are "separable" i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged.

    Under SFAS 142, goodwill and intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Under
SFAS 142 intangible assets with indefinite lives will be carried at the lower cost or market value. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

    SFAS 142 is effective for fiscal years beginning after December 15, 2001, although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption UPC Polska may need to record a cumulative effect adjustment to reflect the impairment of previously recognized intangible assets. In addition, goodwill on prior business combinations will cease to be amortized. The Company has not determined the impact that these statements will have on intangible assets or whether a cumulative effect adjustment will be required upon adoption.

                                UPC POLSKA, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 2001 AND 2000

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Whilst it supersedes APB Opinion 30 "Reporting the Results of operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" it retains the presentation of discontinued operations but broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. Under SFAS No. 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. It also establishes a probability weighted cash flow estimation approach to deal with situations in which there are a range of cash flows that may be generated by the asset being tested for impairment. SFAS No. 144 also establishes criteria for determining when an asset should be treated as held for sale.

    SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of the Statement are generally to be applied prospectively. The Company, does not anticipate that adoption of SFAS No. 144 will have a material impact on its results of operations or its financial position.

5. IMPAIRMENT OF D-DTH BOXES

    The Company has impaired the value of D-DTH boxes leased to customers who have been disconnected and where it is unlikely that the Company will recover the value of the boxes. The value of the impairment is based on the number of disconnected customers, to whom the D-DTH boxes were rented, decreased by the number of collected boxes and multiplied by the net book value of the box at the end of the corresponding period. The amount of impairment for the three and nine months ended September 30, 2001 was $10,262,000 and $19,491,000, respectively as compared to $2,117,000 and $5,811,000 for the corresponding periods in 2000.

6. CAPITAL CONTRIBUTIONS

    For the three and nine months ended September 30, 2001, UPC made capital contributions to the Company of $3,947,000 and $48,451,000 respectively, and additional loans of $316,000 and $38,448,000, respectively, to fund the Company's activities. All of the loans from UPC to UPC Polska bear interest at 11% per annum. On September 30, 2001, the Company had, on a consolidated basis, approximately $850,492,000 aggregate principal amount of indebtedness outstanding, of which approximately $442,033,000 was owed to UPC.

7. RECLASSIFICATIONS

    Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statements to conform to the unaudited consolidated financial statement presentation for the three and nine months ended September 30, 2001.

                                UPC POLSKA, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 2001 AND 2000

8. PER SHARE INFORMATION

    Basic and diluted loss per share has not been computed since 100% of the outstanding shares are held by a single shareholder, UPC.

9. COMMITMENTS AND CONTINGENCIES

BUILDING LEASES

    The Company leases several offices and warehouses within Poland under cancelable and non cancelable operating leases. The Company has also a non cancelable operating lease for a building in the United Kingdom which houses the majority of its technical equipment relating to the D-DTH network. The non cancelable lease for the building in the United Kingdom expires in 2002, and contains a renewal option for an additional five years. The non cancelable operating lease for offices in Poland expires in 2005 and contains a renewal option for an additional five years. Future minimum lease payments as of September 30, 2001 are $1,294,000 in 2001, $4,323,000 in 2002, $4,239,000 in
2003, $4,017,000 in 2004 and $7,049,000 in 2005 and thereafter.

D-DTH TECHNICAL EQUIPMENT LEASE

    The Company has an eight year agreement expiring in the first quarter of 2006 with British Telecommunications plc. ("BT") for the lease and maintenance of certain satellite uplink equipment. The agreement requires the payment of equal monthly installments of approximately $48,700 approximating future minimum commitments of $146,000 in 2001, $584,000 in 2002, $584,000 in 2003, $584,000 in
2004 and $730,000 in 2005 and thereafter.

    Other than the BT uplink equipment, the Company owns all of the required broadcasting equipment at its transmission facility in the United Kingdom.

CONDUIT LEASES

    The Company leases space within various telephone duct systems from the Polish national telephone company (known in the Polish telecommunications industry as "TPSA") under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to nine months notice without cause. All of the agreements provide that TPSA is the manager of the telephone duct system and will lease space within the ducts to the Company for installation of cable and equipment for the cable television systems. Some conduit agreements with TPSA provide that cables can be installed in the conduit only for the use of cable television. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company has introduced Internet services to certain of its cable and D-DTH customers, and is in the process of renegotiating certain conduit agreements with TPSA. The lease agreements provide for monthly lease payments that are adjusted quarterly or annually, except for the Gdansk lease agreement which provides for an annual adjustment after the sixth year and then remains fixed through the tenth year of the lease. Minimum future lease commitments for the aforementioned conduit leases relate to 2001 and 2002 only, as all leases are cancelable in accordance with the aforementioned terms. The

                                UPC POLSKA, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 2001 AND 2000

future minimum lease commitments related to these conduit leases approximates $635,000 as of September 30, 2001.

TRANSPONDER LEASES

    During 1997 and 2000, the Company entered into certain operating leases pursuant to which the Company is liable for charges associated with each of its four transponders on the Astra satellites, which can amount to a minimum of $8,545,000 per year for all four transponders and up to $72,325,000 for all four transponders for the term of their leases. The future minimum lease payments applicable to the transponders approximate $2,136,000 in 2001, $8,545,000 in 2002, $8,545,000 in 2003, $8,545,000 in 2004 and $44,554,000 in 2005 and
thereafter. The leases for the two transponders on the Astra 1F satellite and the transponder on the Astra 1E satellite will expire in 2009. The lease for the fourth transponder on the Astra 1G satellite will expire in 2010. The Company's transponder leases provide that the Company's rights are subject to termination in the event that the lessor's franchise is withdrawn by the Luxembourg Government.

CAR LEASES

    The Company has operating car leases with various leasing companies in Poland. Minimum future lease commitments for the aforementioned car leases as of September 30, 2001 are $170,000 in 2001, $458,000 in 2002 and $7,000 in 2003.

PURCHASE COMMITMENTS

    The Company has concluded an agreement with Philips, whereby Philips supplies Reception Systems, as well as retail, installation and support services in connection with the launch of the Company's D-DTH Business in Poland. Philips was the exclusive supplier to the Company of the first 500,000 D-DTH Reception Systems. The Company had purchased more than 500,000 D-DTH reception systems from Philips as of September 30, 2001. Philips has granted the Company an exclusive license of its CryptoWorks-Registered Trademark- technology in Poland for the term of the agreement, which may be terminated or renegotiated when the Company has purchased 500,000 D-DTH reception systems from Philips. The Company and Philips are currently negotiating a variation to the agreement.

PROGRAMMING, BROADCAST AND EXHIBITION RIGHT COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party content providers for its D-DTH and cable systems. The agreements have terms which range from one to twenty years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. In connection with the Canal+ transaction, management is currently in discussions with some of the programming providers to re-negotiate key terms of the contracts and the commitments may change substantially. At September 30, 2001, the Company had an aggregate minimum commitment in relation to these agreements of approximately $206,014,000 over the next seven years, approximating $13,091,000 in 2001, $44,410,000 in 2002, $30,258,000 in 2003,
$21,639,000 in 2004 and $96,616,000 in 2005 and thereafter.

                                UPC POLSKA, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 2001 AND 2000

SPONSORSHIP COMMITMENTS

    As of September 30, 2001, the Company through its subsidiaries has committed to pay approximately $1,048,000 for various sponsorships over the next three years approximating $163,000 in 2001, $691,000 in 2002, and $194,000 in 2003.

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

PROCEEDING RELATING TO HBO POLSKA

    Two of the Company's cable television subsidiaries and four other unrelated Polish cable operators and HBO Polska Sp. z o. o., have been made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o. o., a subsidiary of Canal+. The primary defendant in the proceedings is HBO Polska Sp. z o. o. which is accused of broadcasting the HBO television program in Poland without a license from the Council as required by the Radio and Television Act of 1992, as amended, and thereby undertaking an activity constituting an act of unfair competition. The Company does not believe that the final disposition of the lawsuit will have a material adverse effect on its consolidated financial position or results of operations.

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

                          SEPTEMBER 30, 2001 AND 2000

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

    The claims by the Reece Group consist of allegations previously made by Reece Communications, Inc. ("RCI"). RCI's allegations were premised on, among other things, alleged acts, errors, omissions, misstatements, misleading statements or breaches of duty by the aforementioned officers, directors, or controlling shareholders. The Company has negotiated a settlement of those claims and a simultaneous purchase of the Reece Group's PCBV shares, as well as the purchase of all other shares of PCBV held by other minority shareholders and a settlement of their claims. On August 28, 2001, in exchange for the release of claims and the transfer of all outstanding shares in PCBV held by minority shareholders, the Company and/or its affiliates paid in the aggregate approximately $3.6 million in cash at closing and issued promissory notes for $17 million, which promissory notes accrue interest at 7% per annum and are payable in increments over a period of 36 months in cash or UPC common stock, at the payor's election.

                                UPC POLSKA, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 2001 AND 2000

    The Company has accounted for the $21.2 million as goodwill in the accompanying consolidated financial statements in accordance with SFAS 141. Accordingly, there has been no amortization recorded associated with this goodwill.

THE GROUPE JEAN-CLAUDE DARMON PROCEEDING AGAINST WIZJA TV SP. Z O.O.

    On January 27, 2000, the Groupe Jean-Claude Darmon ("Darmon"), a French company, commenced legal proceedings against Wizja TV Sp. z o.o., a subsidiary of the Company, and SPN Widzew SSA Sportowa Spolka Akcyjna (Lodz Football Club) in the Paris Commercial Court ("Tribunal de Commerce de Paris").

    Wizja TV Sp. z o.o. has been accused of infringing broadcast and advertising rights which Darmon purports to hold. Darmon has accused Wizja TV Sp. z o.o. of interrupting the broadcast signal of the UEFA Cup match on October 21, 1999 between Lodz Football Club and AS Monaco. Darmon seeks damages in the amount of 13,025,000 French francs (approximately $1,819,000) from Wizja Sp. z o.o. The Company is unable to predict the outcome of this case.

10. SEGMENT INFORMATION

    The Company and its subsidiaries operate in four business segments:
(1) cable television, (2) D-DTH television, (3) programming, and (4) corporate. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. During 1999 and in prior years, the Company presented its operations in three business segments: (1) cable television, (2) D-DTH television and programming, and
(3) corporate. Due to the increasing size of the D-DTH segment, in January 2000, management decided to separate D-DTH operations into a distinct segments and present the Company's operations in four business segments. Certain amounts have been reclassified in the 2000 unaudited consolidated financial statements to conform to the presentation of unaudited consolidated financial statements for the nine months ended September 30, 2001.

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

                                UPC POLSKA, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 2001 AND 2000

                             SELECTED SEGMENT DATA
                     (UNAUDITED IN THOUSANDS OF US DOLLARS

                                              CABLE      D-DTH     PROGRAMMING     CORPORATE     TOTAL
                                             --------   --------   -----------     ---------   ----------
THREE MONTHS ENDED SEPTEMBER 30, 2001
Revenues from external customers...........  $ 18,600   $ 13,854    $  1,844(1)     $    --    $   34,298
Intersegment revenues......................        --         --      14,504             --        14,504
Operating loss.............................   (12,628)   (23,652)     (7,955)        (3,254)      (47,489)
EBITDA.....................................       (70)      (538)     (2,197)        (3,254)       (6,059)
Segment total assets.......................   498,101    346,372     285,182         10,574     1,140,229

THREE MONTHS ENDED SPETEMBER 30, 2000
Revenues from external customers...........  $ 17,094   $ 14,507    $    242        $    --    $   31,843
Intersegment revenues......................        --         --      14,560             --        14,560
Operating loss.............................   (11,269)   (13,612)    (16,060)          (349)      (41,290)
EBITDA.....................................       156       (886)    (10,277)          (349)      (11,356)
Segment total assets.......................   474,939    359,064     300,358         12,875     1,147,236

NINE MONTHS ENDED SEPTEMBER 30, 2001
Revenues from external customers...........  $ 57,514   $ 45,328    $  4,770        $    --    $  107,612
Intersegment revenues......................        --         --      46,640             --        46,640
Operating loss.............................   (37,873)   (64,962)    (29,209)        (9,336)     (141,380)
EBITDA.....................................     2,049     (6,531)    (11,737)        (9,336)      (25,555)
Segment total assets.......................   498,101    346,372     285,182         10,574     1,140,229

NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers...........  $ 51,124   $ 36,145    $  1,364        $    --    $   88,633
Intersegment revenues......................        --         --      40,144             --        40,144
Operating loss.............................   (32,442)   (41,011)    (53,579)        (1,493)     (128,525)
EBITDA.....................................     1,586     (6,236)    (36,290)        (1,493)      (42,433)
Segment total assets.......................   474,939    359,064     300,358         12,875     1,147,236

------------------------

1) The external programming revenue is generated primarily from transmission services sold to UPC affiliates.

11. MERGER WITH CANAL + GROUP

    On August 10, 2001, UPC Polska's parent, UPC, and Canal+ Group ("Canal+"), the television and film division of Vivendi Universal, announced the signing of definitive agreements to merge their respective Polish direct-to-home ("DTH") satellite television platforms, as well as the Canal+ Polska premium channel, to form a common Polish DTH platform. In the merger agreements, UPC Polska agreed to contribute its Polish and United Kingdom DTH assets to TKP, the Polish subsidiary of Canal+, and fund a maximum of 30.0 million Euros (approximately $27.7 million) in the form of a note receivable from TKP at closing. For this, UPC Polska will receive a 25% ownership interest in TKP and 150.0 million Euros (approximately $138.3 million) in cash. As part of this transaction, through a carriage agreement, Canal+ Polska premium channel will also be available on UPC's Polska's cable network. TKP will be managed and controlled by Canal+, who will own 75%. UPC Polska will own the remaining 25%. For accounting purposes, TKP will be deemed the acquirer. UPC Polska's investment in the merged companies will be recorded at air value as of the date of the

                                UPC POLSKA, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 2001 AND 2000

transaction. UPC Polska's carrying value of the Polish and United Kingdom DTH assets being contributed may be significantly higher than the determined fair value of its investment in the merged companies if and when the transaction is consummated, leading to a write down at the date the transaction is consummated. On November 13, 2001, the Company received the regulatory approval necessary for merger completion, which, subject to certain formal judicial registrations, is anticipated to close by December 31, 2001. UPC Polska will deconsolidate the DTH operations upon closure of the merger.

12. SUBSEQUENT EVENTS

DISPOSAL OF 50% INTEREST IN COMMON STOCK OF WPTS.

    On October 29, 2001 the Company entered into a share sale agreement with Polska Grupa Interim Sp. z o.o. ("PGI") pursuant to which UPC Polska sold 10,000 shares of Wydawnictwo Prasowe Twoj Styl Sp. z o.o. ("WPTS"), representing a 50% interest in WPTS for consideration of $7,200,000 in cash.

TRANSFER OF CALL CENTER ASSETS BETWEEN SEGMENTS.

    As of October 2001 the company transferred Call Center assets from its DDTH segment to the Cable segment.

RESTRUCTURING OF PROGRAMMING SEGMENT

    As of the end of October, 2001 the Company has began a strategic review of its programming segment. As a result of decisions made based on findings from this strategic review, changes may be made to the Company's business and significant charges for asset impairments and various restructuring measures may be recorded. This review is expected to be completed by the end of this year.

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

    Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will", "may", "shall" and similar expressions identify such forward-looking statements. Such forward-looking statements (such as, for example, those relating to consummation of the merger with Canal+ ) involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

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

OVERVIEW

    On August 10, 2001, UPC Polska's parent, UPC, and Canal+ Group ("Canal+"), the television and film division of Vivendi Universal, announced the signing of definitive agreements to merge their respective Polish direct-to-home ("DTH") satellite television platforms, as well as the Canal+ Polska premium channel, to form a common Polish DTH platform. In the merger agreements, UPC Polska agreed to contribute its Polish and United Kingdom DTH assets to TKP, the Polish subsidiary of

Canal+, and fund a maximum of 30.0 million Euros (approximately $27.7 million) in the form of a note receivable from TKP at closing. For this, UPC Polska will receive a 25% ownership interest in TKP and 150.0 million Euros (approximately $138.3 million) in cash. As part of this transaction, through a carriage agreement, Canal+ Polska premium channel will also be available on UPC's Polska's cable network. TKP will be managed and controlled by Canal+, who will own 75%. UPC Polska will own the remaining 25%. For accounting purposes, TKP will be deemed the acquirer. UPC Polska's investment in the merged companies will be recorded at air value as of the date of the transaction. UPC Polska's carrying value of the Polish and United Kingdom DTH assets being contributed may be significantly higher than the determined fair value of its investment in the merged companies if and when the transaction is consummated, leading to a write down at the date the transaction is consummated. On November 13, 2001, the Company received the regulatory approval necessary for merger completion, which, subject to certain formal judicial registrations, is anticipated to close by December 31, 2001. UPC Polska will deconsolidate the DTH operations upon closure of the merger.

    On August 6, 1999, Bison, UPC's wholly-owned subsidiary, was merged with and into the Company with the Company continuing as the surviving corporation (the "Merger"). Accordingly, the Company became a wholly-owned subsidiary of UPC. UnitedGlobalCom, Inc. is the majority stockholder of UPC.

    Until the limited launch of the Company's D-DTH business on July 1, 1998 and subsequent full-scale launch on September 18, 1998, the Company's revenues were derived entirely from its cable television business and programming related thereto. The Company's revenue has increased $2.5 million or 7.9% from $31.8 million for the three months ended September 30, 2000 to $34.3 million for the three months ended September 30, 2001 and $19.0 million or 21.4% from $88.6 million for the nine months ended September 30, 2000 to $107.6 million for the nine months ended September 30, 2001. This increase was due primarily to increases in subscription rates, sales of programming and uplink services, and advertising sales.

    Prior to June 1997, the Company's expenses were primarily incurred in connection with its cable television business and programming related thereto. Since June 1997, the Company has been incurring, in addition to expenses related to its cable television and programming businesses, expenses in connection with the operation of its D-DTH and programming business.

    The Company generated an operating loss of $47.5 million for the three months ended September 30, 2001 and $141.4 million for the nine months ended September 30, 2001, primarily due to the significant costs associated with development of the Company's D-DTH and programming businesses, promotion of those businesses and the development, production and acquisition of programming for Wizja TV, and the amortization of goodwill pushed down to the Company as a result of the Merger.

    The Company divides operating expenses into (i) direct operating expenses,
(ii) selling, general and administrative expenses, (iii) depreciation and amortization, and (iv) impairment of D-DTH equipment. Direct operating expenses consist of programming expenses, maintenance and related expenses necessary to service, maintain and operate the Company's cable systems and D-DTH programming platform, billing and collection expenses and customer service expenses. Selling, general and administrative expenses consist principally of administrative costs, including office related expenses, professional fees and salaries, wages and benefits of non-technical employees, advertising and marketing expenses, bank fees and bad debt expense. Depreciation and amortization consist of depreciation of property, plant and equipment and amortization of intangible assets.

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

    The following table presents the segment results of the Company's operations for the three and nine months ended September 30, 2001 and 2000:

                         SEGMENT RESULTS OF OPERATIONS
                           (UNAUDITED, IN THOUSANDS)

                                             THREE MONTHS     THREE MONTHS     NINE MONTHS      NINE MONTHS
                                                ENDED            ENDED            ENDED            ENDED
                                            SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                 2001             2000             2001             2000
                                            --------------   --------------   --------------   --------------
REVENUES
Cable.....................................       18,600           17,094           57,514           51,124
D-DTH.....................................       13,854           14,507           45,328           36,145
Programming...............................       16,348           14,802           51,410           41,508
Corporate and Other.......................           --               --               --               --
Intersegment elimination (1)..............      (14,504)         (14,560)         (46,640)         (40,144)
                                               --------         --------        ---------        ---------
TOTAL.....................................       34,298           31,843          107,612           88,633

OPERATING LOSS
Cable.....................................      (12,628)         (11,269)         (37,873)         (32,442)
D-DTH.....................................      (23,652)         (13,612)         (64,962)         (41,011)
Programming...............................       (7,955)         (16,060)         (29,209)         (53,579)
Corporate and Other.......................       (3,254)            (349)          (9,336)          (1,493)
                                               --------         --------        ---------        ---------
TOTAL.....................................      (47,489)         (41,290)        (141,380)        (128,525)

EBITDA
Cable.....................................          (70)             156            2,049            1,586
D-DTH.....................................         (538)            (886)          (6,531)          (6,236)
Programming...............................       (2,197)         (10,277)         (11,737)         (36,290)
Corporate and Other.......................       (3,254)            (349)          (9,336)          (1,493)
                                               --------         --------        ---------        ---------
TOTAL.....................................       (6,059)         (11,356)         (25,555)         (42,433)

------------------------

(1) Comprised of Wizja TV programming costs charged to the cable segment and D-DTH segment by the programming segment in the three and nine months ended September 30, 2001 and 2000.

CABLE SEGMENT OVERVIEW

    The Company operates the largest cable television system in Poland with approximately 1,851,800 homes passed and approximately 1,007,400 total subscribers as at September 30, 2001.

    The Company's revenues in its cable segment have been and will continue to be derived primarily from monthly subscription fees for cable television services. Through its cable segment, the Company charges cable subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At September 30, 2001, approximately 63.6% of the Company's cable subscribers received its basic package. Currently, almost all of the Company's cable revenue is derived from monthly subscription fees.

    During 1999 and 2000, management completed several strategic actions in support of its business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial 11 channels of primarily Polish-language programming, to its basic subscribers. Since that date, the basic Wizja TV package has been expanded to 37 channels. Management believes that this selection of high quality primarily Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber penetration rates. The Company has continued to invest in upgrading its networks in order to provide additional revenue generating services to its customers and continue to improve the security of that network.

    During the fourth quarter of the year 2000, the Company began providing Internet services to its cable television customers and has been investing in upgrading its network to provide this service. Individual and home office Internet subscribers are charged a monthly subscription fee of approximately $36 and $48, respectively.

    CABLE TELEVISION REVENUE.  Revenue increased $1.5 million or 8.8% from
$17.1 million for the three months ended September 30, 2000 to $18.6 million for the three months ended September 30, 2001 and increased $6.4 million or 12.5% from $51.1 million for the nine months ended September 30, 2000 to $57.5 million for the nine months ended September 30, 2001. This increase was primarily attributable to the appreciation of the Polish zloty against the US dollar.

    Revenue from monthly subscription fees represented 97.8% and 98.1% of cable television revenue for the nine months ended September 30, 2001 and 2000, respectively. During the three and nine months ended September 30, 2001, the Company generated approximately $1.1 million and $3.3 million, respectively, of additional premium subscription revenue as a result of providing the HBO Poland service pay movie channel and Wizja Sport channel to cable subscribers as compared to $1.2 million and $3.3 million, respectively for the three and nine months ended September 30, 2000 (although the Company expanded Wizja Sport into its basic package as of March 24, 2001).

    DIRECT OPERATING EXPENSES.  Direct operating expenses increased
$0.7 million, or 6.3%, from $11.1 million for the three months ended
September 30, 2000 to $11.8 million for the three months ended September 30, 2001, and increased $5.9 million or 19.0% from $31.0 million for the nine months ended September 30, 2000 to $36.9 million for the nine months ended
September 30, 2001, principally as a result of an increase in programming costs. Direct operating expenses decreased from 64.9% of revenues for the three months ended September 30, 2000 to 63.4% of revenues for the three months ended September 30, 2001 and increased from 60.7% of revenues for the nine months ended September 30, 2000 to 64.2% of revenues for the nine months ended September 30, 2001.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.1 million or 19.0% from $5.8 million for the three months ended September 30, 2000 to $6.9 million for the three months ended September 30, 2001. This increase was attributable primarily to the increase in bad debt expense. Selling, general and administrative expenses were $18.6 million for the nine months ended September 30, 2000, remaining the same for the nine months ended September 30, 2001.

    As a percentage of revenue, selling, general and administrative expenses increased from 33.9% for the three months ended September 30, 2000 to approximately 37.1% for the three months ended September 30, 2001 and decreased from 36.4% of revenue for the nine months ended September 30, 2000 to 32.3% for the nine months ended September 30, 2001.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.2 million, or 10.5%, from $11.4 million for the three months ended September 30, 2000 to $12.6 million for the three months ended September 30, 2001 and increased $5.9 million or 17.4% from $34.0 million for the nine months ended September 30, 2000 to $39.9 million for the nine months ended
September 30, 2001, principally as a result of the continued build-out of the Company's cable networks.

    Depreciation and amortization expense as a percentage of revenues increased from 66.7% for the three months ended September 30, 2000 to 67.7% for the three months ended September 30, 2001 and increased from 66.5% for the nine months ended September 30, 2000 to 69.4% for the nine months ended September 30, 2001.

    Each of these factors contributed to an operating loss of $11.3 million and $12.6 million, for the three months ended September 30, 2000 and 2001, respectively, and $32.4 million and $37.9 million for the nine months ended September 30, 2000 and 2001, respectively.

D-DTH SEGMENT OVERVIEW

    The Company continues to distribute D-DTH reception systems through the network of Philips' authorized retailers as well as a separate direct sales force. As of September 30, 2001 the Company had approximately 311,400 D-DTH subscribers as compared to 383,200 at September 30, 2000.

    During the fourth quarter of the year 2000, the Company began providing Internet services to its D-DTH customers. Internet subscribers were charged a subscription fee of $30.00 per month. Effective July 2001, the Company decided to withdraw from providing Internet services to its D-DTH customers.

    D-DTH REVENUE. Revenue decreased $0.6 million or 4.1% from $14.5 million for the three months ended September 30, 2000 to $13.9 million for the three months ended September 30, 2001 and increased $9.2 million or 25.5% from $36.1 million for the nine months ended September 30, 2000 to $45.3 million for the nine months ended September 30, 2001. This increase was primarily attributable to the appreciation of the Polish zloty against the US dollar as well as to an increase in monthly subscription rates. The decrease for the three months ended September 30, 2001 as compared to the corresponding period in the 2000 was a direct result of decrease in subscribers from 385,900 as at the end of June 30, 2001 to 311,400 as at the end of September 30, 2001.

    During the three and nine months ended September 30, 2001 the Company generated approximately $2.0 million and $6.8 million of premium subscription revenue, respectively, as a result of providing the HBO Poland service pay movie channel and Wizja Sport to its subscribers, as compared to $3.3 million and $8.4 million for the three and nine months ended September 30, 2000, respectively (although the Company expanded Wizja Sport into its basic package as of March 24, 2001).

    DIRECT OPERATING EXPENSES. Direct operating expenses amounted to $10.4 million for the three months ended September 30, 2000 and remain the same for the three months ended September 30, 2001 and increased $10.7 million or 38.2% from $28.0 million for the nine months ended September 30, 2000 to $38.7 million for the nine months ended September 30, 2001. These increases over the corresponding 2000 periods principally resulted from the increase in programming and customer services related expenses. Direct operating expenses amounted to 74.8% and 85.4% of revenues for the three and nine months ended September 30, 2001, respectively, compared to 71.7% and 77.6% of revenues for the three and nine months ended September 30, 2000, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $0.9 million or 18.4% from $4.9 million for the three months ended September 30, 2000 to $4.0 million for the three months ended September 30, 2001 and decreased $1.1 million or 7.7% from $14.3 million for the nine months ended September 30, 2000 to $13.2 million for the nine months ended September 30, 2001. This decrease is a result of a decrease in selling and marketing expenses. As a percentage of revenue, selling, general and administrative expenses amounted to approximately 33.8% and 28.8% for the three months ended September 30, 2000 and 2001, respectively and 39.6% and 29.1% for the nine months ended September 30, 2000 and 2001, respectively.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.3 million or 21.7% from $10.6 million for the three months ended
September 30, 2000 to $12.9 million for the three months ended September 30, 2001 and increased $9.9 million or 34.1% from $29.0 million for the nine months ended September 30, 2000 to $38.9 million for the nine months ended
September 30, 2001, principally as a result of the appreciation of the Polish zloty against the US dollar. Depreciation and amortization expense as a percentage of revenues amounted to 73.1% and

92.8% for the three months ended September 30, 2000 and 2001, respectively and 80.3% and 85.9% for the nine months ended September 30, 2000 and 2001, respectively.

    IMPAIRMENT OF D-DTH EQUIPMENT. Impairment of D-DTH equipment expense increased $8.2 million or 390.5% from $2.1 million for the three months ended September 30, 2000 to $10.3 million for the three months ended September 30, 2001 and increased $13.7 million or 236.2% from $5.8 million for the nine months ended September 30, 2000 to $19.5 million for the nine months ended
September 30, 2001. The increase in impairment of D-DTH equipment is attributable to the increase in the number of boxes held by disconnected D-DTH customers during the first nine months of the 2001. Impairment of D-DTH equipment expense as a percentage of revenues amounted to 14.5% and 74.1% for the three months ended September 30, 2000 and 2001, respectively and 16.1% and 43.0% for the nine months ended September 30, 2000 and 2001, respectively.

    Each of these factors contributed to an operating loss of $23.7 million and $65.0 million for the three and nine months ended September 30, 2001, respectively, compared to an operating loss of $13.6 million and $41.0 million for the three and nine months ended September 30, 2000.

PROGRAMMING SEGMENT OVERVIEW

    The principal objectives of the Company for the programming segment are to develop, acquire and distribute high-quality Polish-language programming that can be commercially exploited throughout Poland through its D-DTH and cable television systems, and to develop and maximize advertising sales.

    The Company, both directly and through joint ventures, produces television programming for distribution. The Company has developed a multi-channel, primarily Polish-language programming platform under the brand name Wizja TV. Wizja TV's current channel line-up includes two channels, Wizja Pogoda and Wizja Sport, that are owned and operated by the Company, and 35 channels that are produced by third parties, 8 of which are broadcast under exclusive agreements for pay television in Poland. As of April 2001, the Company discontinued its Wizja Jeden channel.

    As of the end of October, 2001 the Company has began a strategic review of its programming segment. As a result of decisions made based on findings from this strategic review, changes may be made to the Company's business and significant charges for asset impairments and various restructuring measures may be recorded. This review is expected to be completed by the end of this year.

    PROGRAMMING REVENUE.  Revenue increased $1.5 million or 10.1% from
$14.8 million for the three months ended September 30, 2000 to $16.3 million for three months ended September 30, 2001 and increased $9.9 million or 23.9% from $41.5 million for the nine months ended September 30, 2000 to $51.4 million for the nine months ended September 30, 2001. These increases were primarily attributable to increases in revenue generated from the D-DTH and cable segments.

    The programming segment generates most of its revenue from the cable and D-DTH segments through providing its Wizja TV programming package. The intersegment revenue represented $14.6 million or 98.6% and $40.1 million or 96.6% for the three and nine months ended September 30, 2000, respectively, and $14.5 million or 89.0% and $46.6 million or 90.7% for the three and nine months ended September 30, 2001, respectively.

    The third party revenue primarily related to providing transmission services to UPC affiliates. The revenue derived from UPC affiliates was $1.8 million or 11.0% and $4.8 million or 11.6% for the three and nine months ended
September 30, 2001, respectively.

    DIRECT OPERATING EXPENSES.  Direct operating expenses decreased
$5.4 million, or 24.3%, from $22.2 million for the three months ended
September 30, 2000 to $16.8 million for the three months ended September 30, 2001 and decreased $11.7 million or 17.2% from $68.2 million for the nine months ended September 30, 2000 to $56.5 million for the nine months ended
September 30,

2001. These decreases principally were the result of discontinuing Wizja Jeden. Direct operating expenses amounted to 103.1% of revenues and 109.9% of revenue for the three and nine months ended September 30, 2001, respectively, compared to 150.0% revenues and 164.3% of revenue for the three and nine months ended September 30, 2000, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $1.2 million or 41.4% from $2.9 million for the three months ended September 30, 2000 to $1.7 million for the three months ended September 30, 2001 and decreased $3.0 million or 31.3% from $9.6 million for the nine months ended September 30, 2000 to $6.6 million for the nine months ended September 30, 2001. The decrease in selling, general and administrative expenses over the corresponding 2000 periods was attributable mainly to decrease in administrative expenses. As a percentage of revenue, selling, general and administrative expenses amounted to approximately 19.6% and 10.4% for the three months ended September 30, 2000 and 2001 and 23.1% and 12.8% for the nine months ended September 30, 2000 and 2001, respectively.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization charges amounted to $5.8 million for the three months ended September 30, 2000 and remain the same for the three months ended September 30, 2001 and increased $0.2 million or 1.2% from $17.3 million for the nine months ended September 30, 2000 to $17.5 million for the nine months ended September 30, 2001.

    Depreciation and amortization expense as a percentage of revenues amounted to 39.2% and 35.6%, respectively, for the three months ended September 30, 2000 and 2001 and 41.7% and 34.0% for the nine months ended September 30, 2000 and 2001, respectively.

    Each of these factors contributed to an operating loss of $8.0 million and $29.2 million for the three and nine months ended September 30, 2001, respectively, compared to an operating loss of $16.1 million and $53.6 million, respectively, for the three and nine months ended September 30, 2000.

CORPORATE SEGMENT OVERVIEW

    The Company's corporate segment consists of corporate overhead costs. The Company continues to evaluate opportunities for improving its operations and reducing its cost structure. Corporate expenses amounted to $3.3 million and $9.3 million for the three and nine months ended September 30, 2001, respectively as compared to $0.3 million and $1.5 million for the corresponding periods in 2000, the increase being due to management fees charged to the Company by UPC.

NON-OPERATING RESULT

    INTEREST EXPENSE. Interest expense increased $5.5 million, or 29.6%, from $18.6 million for the three months ended September 30, 2000 to $24.1 million for the three months ended September 30, 2001 and increased $17.3 million or 32.6% from $53.1 million for the nine months ended September 30, 2000 to $70.4 million for the nine months ended September 30, 2001. Interest expense increased mainly as a result of the additional financing received from UPC for the nine months ended September 30, 2001.

    INTEREST AND INVESTMENT INCOME. Interest and investment income amounted to $0.3 million and $0.8 million for the three and nine months ended September 30, 2001 and $0.3 million and $1.0 million for the three and nine months ended September 30, 2000, respectively.

    EQUITY IN LOSSES OF AFFILIATED COMPANIES.  The Company recorded
$1.1 million of equity in losses of affiliated companies for the three months ended September 30, 2001 compared to $0.6 million of equity in losses of affiliated companies for the three months ended September 30, 2000 and $0.7 million of equity in losses of affiliated companies for the nine months ended September 30,

2001 compared to $0.6 million of equity in losses of affiliated companies for the nine months ended September 30, 2000.

    FOREIGN EXCHANGE LOSS. For the three months ended September 30, 2001, foreign exchange loss amounted to $8.7 million, as compared to a loss of $3.8 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, foreign exchange loss amounted to $3.1 million, as compared to a loss of $13.5 million for the nine months ended September 30, 2000. This change is primarily due to fluctuation of the Polish currency during the three and nine months ended September 30, 2001.

    INCOME TAX EXPENSE. The company recorded $79,000 of income tax expense for the three months ended September 30, 2001 compared to $44,000 of income tax expense for the three months ended September 30, 2000 and $162,000 of income tax expense for the nine months ended September 30, 2001 compared to $84,000 of income tax expense for the nine months ended September 30, 2000.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from a loss of $63.7 million for the three months ended September 30, 2000 to a loss of $82.2 million for the three months ended September 30, 2001 and increased from a loss of $194.7 million for the nine months ended September 30, 2000 to a loss of $215.8 million for the nine months ended September 30, 2001 due to the factors in the four segments discussed above.

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

    The indentures covering each of the UPC Polska Notes, Series C Notes, Discount Notes and the PCI Notes provide that, following a Change of Control (as defined therein), each noteholder has the right, at such holder's option, to require the respective issuer to offer to repurchase all or a portion of such holder's notes at the repurchase prices described below. The Company believes that the August 6, 1999 acquisition by UPC of the Company constituted a Change of Control. Accordingly, the Company and PCI made offers to repurchase (the "Offers") from the holders the UPC Polska Notes, Series C Notes, Discount Notes and the PCI Notes. The Offers expired at 12:01 PM, New York City time, on November 2, 1999 (the "Expiration Date").

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

    UPC financed the Company's operating and investing activities by making loans of $38.4 million to UPC Polska and by increasing paid in capital by $48.5 million in the nine months ending September 30, 2001. As of August 2001, the Company itself and through its subsidiaries issued $17.0 million promissory notes to finance the acquisition of all outstanding shares in PCBV held by minority shareholders.

    On September 30, 2001, the Company had, on a consolidated basis, approximately $850.5 million aggregate principal amount of indebtedness outstanding, of which $442.0 million was owed to UPC. The loans from UPC were used primarily for the repurchase of the UPC Polska Notes, Series C Notes and Discount Notes in the Change of Control triggered by the purchase of the Company's outstanding stock by UPC, the purchase of Debenture Stock from PCI (the proceeds of which were used by PCI primarily for the repurchase of PCI Notes), to fund capital expenditures, operating losses and working capital primarily related to the development and operation of its D-DTH business, and for general corporate purposes and certain other investments, including the acquisition of cable television networks and certain minority interests in our subsidiaries which are held by unaffiliated third parties.

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

    The Company had negative cash flows from operating activities of $35.1 million for the nine months ended September 30, 2001 compared to $63.9 million for the nine months ended September 30, 2000, primarily due to the significant operating costs associated with the development of its D-DTH service and the Wizja TV programming platform and due to the operating loss for the respective quarters.

    Cash used for the purchase and build-out of the Company's cable television networks, purchase of D-DTH equipment, including set top decoders, and the purchase of other property, plant, and equipment was $46.0 million for the nine months ended September 30, 2001 compared to $80.5 million for the nine months ended September 30, 2000. The nine month over nine month decrease primarily relates to the Company's capital expenditures associated with the expansion of its existing cable networks and the development of its D-DTH service during the year 2000.

    On September 30, 2001, the Company was committed to pay at least
$307.1 million in guaranteed payments (including but not limited to payments for D-DTH reception systems and payments of guaranteed minimum amounts due under programming agreements and satellite transponder leases) over the next nine years of which at least approximately $18.4 million was committed to be paid through the end of 2001.

    As of September 30, 2001, the Company has negative working capital and significant commitments under non-cancelable operating leases and contracts for programming rights.

    The Company's cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan. UPC and the Company are evaluating various alternatives to meet the Company's capital needs. Future sources of financing for the Company could include public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, UPC, and UnitedGlobalCom, Inc., UPC's parent. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is dependent on its parent, UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support the Company and its subsidiaries as a going concern, and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed, for the period at least through July 31, 2002.

CURRENT OR ACCUMULATED EARNINGS AND PROFITS

    For the nine months ended September 30, 2001, the Company had no current or accumulated earnings and profits. Therefore, none of the interest which accreted during the nine months ended September 30, 2001 with respect to the Company's
14 1/2% Senior Discount Notes due 2008, 14 1/2% Series B Discount Notes due 2008, 14 1/2% Senior Discount Notes due 2009, 14 1/2% Series B Discount Notes due 2009 and its Series C Senior Discount Notes will be deemed to be a `Dividend Equivalent Portion' as such term is defined in Section 163(e)(5)(B) of the Internal Revenue Code, as amended.

NEW ACCOUNTING PRINCIPLES

    In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards
No. 142,"Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after September 30, 2001. SFAS 141 requires identifiable intangible assets acquired in a business combination to be recognized if they arise from contractual or legal rights or are "separable" i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged.

    Under SFAS 142, goodwill and intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Under
SFAS 142 intangible assets with indefinite lives will be carried at the lower cost or market value. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

    SFAS 142 is effective for fiscal years beginning after December 15, 2001, although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption UPC Polska may need to record a cumulative effect adjustment to reflect the impairment of previously recognized intangible assets. In addition, goodwill on prior business combinations will cease to be amortized. The Company has not determined the impact that these statements will have on intangible assets or whether a cumulative effect adjustment will be required upon adoption.

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

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Whilst it supersedes APB Opinion 30 "Reporting the Results of operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" it retains the presentation of discontinued operations but broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. Under SFAS No. 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. It also establishes a probability weighted cash flow estimation approach to deal with situations in which there are a range of cash flows that may be generated by the asset being tested for impairment. SFAS No. 144 also establishes criteria for determining when an asset should be treated as held for sale.

    SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of the Statement are generally to be applied prospectively. The Company, does not anticipate that adoption of SFAS No. 144 will have a material impact on its results of operations or its financial position.

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

    International operations constitute 100% of the Company's consolidated operating loss for the nine months ended September 30, 2001. Some of the Company's operating and financing expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

    The Company estimates that a further 10% change in foreign exchange rates would impact reported operating loss by approximately $8.7 million. In other terms a 10% depreciation of the Polish zloty and British pound against the U.S. dollar, would result in a $8.7 million decrease in the reported operating loss. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

    Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 11.8% in 1998, approximately 7.3% in 1999 and approximately 10.1% in 2000. The rate of inflation for the nine months ended September 30, 2001 was approximately 6.1%. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991. The zloty fluctuated against the U.S. dollar during 2000 and the first nine months of 2001 but the actual exchange rates as of January 1, 2000, December 31, 2000 and September 30, 2001 remained substantially the same. Inflation and currency exchange fluctuations may have a material adverse effect on the business, financial condition and results of operations of the Company.

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

       11               Statement re computation of per share earnings (contained in
                        Note 8 to Unaudited Consolidated Financial Statements in
                        this Quarterly Report on 10-Q).

(b) Reports on Form 8-K.

    Current report on Form 8-K, filed with the SEC on August 24, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       UPC POLSKA, INC.

                                                       By:                /s/ SIMON BOYD
                                                            -----------------------------------------
                                                                            Simon Boyd
                                                                     Chief Financial Officer
                                                                     (Principal Financial and
                                                                  Principal Accounting Officer)
DATE: November 14, 2001