Form 10-K
period 2001-12-31
UPC POLSKA INC
filed 2002-04-04
CIK 1041454

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

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-22877

                            ------------------------

                                UPC POLSKA, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     06-1487156
    (State or Other Jurisdiction of             (I.R.S. Employer of Identification
    Incorporation or Organization)                             No.)

          4643 ULSTER STREET
              SUITE 1300
           DENVER, COLORADO                                   80237
    (Address of Principal Executive                         (Zip Code)
                Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 770-4001

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Indicate by check mark (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) ZERO

    The number of shares outstanding of UPC Polska, Inc.'s common stock as of December 31, 2001, was:

                               COMMON STOCK 1,000

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

    The Registrant meets the conditions set forth in General Instructions I
(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                UPC POLSKA, INC.
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                                                                PAGE NUMBER
                                                                                ------------
                                    PART I

ITEM 1.           Business....................................................        5

ITEM 2.           Properties..................................................       23

ITEM 3.           Legal Proceedings...........................................       24

                                   PART II

ITEM 5.           Market for Company's Common Equity and Related Stockholder
                  Matters.....................................................       25

ITEM 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................       25

ITEM 7A.          Quantitative and Qualitative Disclosure About Market Risk...       40

ITEM 8.           Consolidated Financial Statements and Supplementary Data....       42

ITEM 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................       83

                                   PART IV

ITEM 14.          Exhibits, Consolidated Financial Statement Schedules and
                  Reports on Form 8-K.........................................       83

                                     PART I

    UPC Polska, Inc. (previously @Entertainment, Inc.), a Delaware corporation which is wholly-owned by United Pan-Europe Communications N.V. ("UPC"), was established in May 1997. References to the "Company" mean UPC Polska, Inc. and its consolidated subsidiaries, including:

    - Poland Communications, Inc. ("PCI"),

    - UPC Broadcast Centre Limited (previously At Entertainment Limited then Wizja TV Limited) ("UPC Broadcast Centre Ltd"),

    - Wizja TV B.V. (previously Sereke Holding B.V.) ("Wizja TV B.V."),

    - Wizja TV Sp. z o.o. ("Wizja TV Sp. z o.o."),

    - Atomic TV Sp. z o.o. (previously Ground Zero Media Sp. z o.o.) ("Atomic TV"),

    - At Media Sp. z o.o. ("At Media"), and

    - @Entertainment Programming, Inc. ("@EP").

    On December 7, 2001, UPC Broadcast Centre Ltd. and Wizja TV Sp. z o.o., were contributed to and merged into Telewizja Korporacja Partycypacyjna S.A. ("TKP"), an entity controlled by Group Canal+ S.A. ("Canal+") in connection with the transaction with Canal+, which is described in more detail in the "Business--Canal+ Merger" section of this Annual Report on Form 10-K.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes", "expects", "intends", "plans", "anticipates", "likely", "will", "may", "shall" and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

    Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

    The risks, uncertainties and other factors that might cause such differences include, but are not limited to:

    - economic conditions in Poland generally, as well as in the pay television business in Poland, including decreasing levels of disposable income per household and increasing rates of unemployment;

    - changes in laws and regulations affecting the Company, especially those related to copyright and taxation;

    - changes in the television viewing preferences and habits of the Company's subscribers;

    - programming alternatives offered by the Company's competitors, especially the availability of free programming;

    - the Company's inability to comply with government regulations;

    - the continued strength of the Company's competitors;

    - future financial performance of the Company and UPC, including availability, terms and deployment of capital;

    - the overall market acceptance of Company's products and services, including acceptance of the pricing of those products and services; and

    - failure of TKP to satisfy contractual obligations owed to or on behalf of the Company arising out of the Company's transaction with Canal+, any loss in value of the Company's equity interest in TKP due to Polska Telewizja Cyfrowa TV Sp. z o.o. ("PTC"), a subsidiary of the Company, no longer being a Polish person, and the Company's limited ability to liquidate its investment in TKP.

                           EXCHANGE RATE INFORMATION

    In this Annual Report on Form 10-K, references to "U.S. dollars" or "$" are to U.S. currency, references to "Euros" or "EUR" are to EU currency, and references to "zloty" or "PLN" are to Polish currency. The Company has presented its primary consolidated financial statements in accordance with generally accepted accounting principles in the U.S. in U.S. dollars. Amounts originally measured in zloty for all periods presented have been translated into U.S. dollars.

    For your convenience, this Annual Report contains certain zloty and Euro and Deutsche-Mark amounts not derived from the consolidated financial statements which have been translated into U.S. dollars. Readers should not assume that the zloty, Euro, and Deutsche-Mark amounts actually represent such U.S. dollar amounts or could be, or could have been, converted into U.S. dollars at the rates indicated or at any other rate. Unless otherwise stated, such U.S. dollar amounts have been derived by converting from zloty to U.S. dollars at the rate of PLN 3.9863 = $1.00, the exchange rate quoted by the National Bank of Poland at noon on December 31, 2001 and by converting from Euro to U.S. dollars at the rate of EUR 1.1189 = $1.00, the exchange rate quoted by Bloomberg.com on January 2, 2002, and by converting from Deutsche-Marks to U.S. dollars at the rate of DM 2.2139 = $1.00, the exchange rate quoted by the National Bank of Poland at noon on December 31, 2001. These rates may differ from the actual rates in effect during the periods covered by the financial information discussed herein. The Federal Reserve Bank of New York does not certify for customs purposes a noon buying rate for zloty.

ITEM 1. BUSINESS

                                    BUSINESS

GENERAL

    Until December 2001, the Company's business consisted of three components:

    - cable television services,

    - digital satellite direct-to-home, or "D-DTH", services, and

    - programming.

    During 2001, the Company reviewed its long-term business strategy and decided to focus on its core competency, the provision of cable television services, and focus on providing internet services to its existing customers. As a part of this re-focus, the Company decided to streamline its operations by restructuring its D-DTH and programming businesses. To this end, in December 2001, the Company consummated a joint venture transaction with Canal+ to combine the Company's existing D-DTH platform with TKP's D-DTH and premium pay television business to distribute D-DTH services and programming to subscribers in Poland through TKP. The Company has a 25% equity interest in TKP. TKP is controlled and operated by Canal+. This transaction resulted in the discontinuance of the Company's D-DTH and programming businesses.

THE CANAL+ MERGER

    On August 10, 2001, the Company entered into a contribution and subscription agreement (the "Agreement") with UPC, PTC, Canal+ and TKP (together, the Company, UPC, PTC, Canal+ and TKP are the "Parties"). On December 7, 2001, the Parties entered into a closing agreement

    - to amend certain terms of the Agreement and a shareholders' agreement dated as of August 10, 2001 among UPC, PTC, Canal+ and PolCom Invest S.A. ("PolCom"), and

    - to carry out the transactions contemplated by the Agreement subject to the registration by the Commercial Court of Warsaw of the share capital increase and the amendments to TKP's charter documents required by the Agreement. On February 1, 2002, the Commercial Court of Warsaw entered into the commercial registry the share capital increase and other charter document amendments and the appointment of three new supervisory board members selected by PTC, and thereby completed the transactions contemplated by the amended Agreement.

    Under the Agreement, the Company caused PTC to contribute all of the equity of two subsidiaries, Wizja TV Sp. z o.o. and UPC Broadcast Centre Ltd to TKP. In consideration for this contribution:

    - PTC received 317,189 shares of TKP, which shares represent 25% of the outstanding equity of TKP taking into account the issuance of such shares; and

    - the Company assigned to Canal+ a note made by Wizja TV Sp. z o.o. (the "Assigned Loan") in the amount of 150 million Euros plus accrued interest in exchange for cash in the amount of 150 million Euros (approximately $133.4 million as of December 7, 2001) (together, the "Canal+ Proceeds").

    In addition, as of December 7, 2001, TKP assumed certain Company obligations under guarantees relating to the Company's D-DTH business. As of February 1, 2002, Canal+ owned, either directly or indirectly, 75% of the outstanding equity of TKP, and PTC owned 25%.

    Under the Agreement, the Company funded, through PTC, TKP with 30 million Euro. Wizja TV B.V. assigned to Wizja TV Sp. z o.o. and Cyfra+, a Canal+ affiliate, certain programming rights relating to the Company's D-DTH business, and TKP agreed to continue to provide to UPC's Central European D-DTH business certain uplink facilities and services. On January 2, 2002, the Company forgave, or caused its subsidiaries to forgive, certain debt owed by the contributed companies in the amount of 152,752,900 Polish zloty (approximately $38,319,469 as of December 31, 2001). Such loss has been included in the loss on disposition recorded in 2001.

    As a result of entering into the Agreement, the Company incurred the following financial risk as of December 7, 2001, which could have a material adverse effect on the business and financial condition of the Company:

    - PTC loaned TKP 30 million Euros from the Canal+ Proceeds (the "JV Loan"), and the JV Loan ranks equally with TKP's debt obligations to other parties, including its other shareholders. Subject to certain conditions, TKP may require PTC to convert the full amount then outstanding under the JV Loan into additional equity shares of TKP in full satisfaction of the JV Loan. TKP has no obligation to repay PTC in full under the JV Loan before it repays its other debt obligations. Any failure by TKP to repay PTC, or any required conversion of the JV Loan into equity of TKP, could have a material adverse effect on the financial condition of the Company.

    Pursuant to the terms of a shareholders' agreement, the Company has, through its subsidiary PTC, incurred the following risks associated with the structure of TKP:

    - The affirmative vote of more than 60% of the votes cast at a shareholders' meeting is required to take action by the shareholders of TKP, except with regard to decisions concerning certain fundamental changes with respect to TKP such as its merger with another person, dissolution, sale of significant business activities, pursuit of activities other than D-DTH service or premium pay-television activities, and, except with regard to certain decisions fundamentally altering the nature of PTC's ownership in TKP such as capital increases in which it cannot subscribe, redemption of equity interests in TKP and certain other transactions. Decisions and actions of the TKP Supervisory Board also require the affirmative vote of more than 60% of the votes of the members of the Supervisory Board. Since the Company owns indirectly only 25% of the equity interests of TKP and Canal+ controls directly and indirectly the remaining 75%, the Company will not be able to affect the action of TKP over the objection of Canal+ except in the limited circumstances described above and only in the event that the Company retains at least a 10% equity interest in TKP.

    - If PTC ceases at any time to be a Polish person under Polish law for any reason under PTC's control, the other TKP shareholders may convert their existing loans to TKP into equity of TKP in accordance with applicable Polish law at a price-per-share equal to one-third of the fair market value of TKP at such time divided by the number of TKP shares outstanding immediately prior to the conversion. Accordingly, in this event, PTC's equity interest will be significantly diluted, and the consequent loss in value of PTC's investment in TKP could have a material adverse affect on the financial condition of the Company. In addition, if PTC ceases at any time to be a Polish person under Polish law as a result solely of a change in applicable Polish law, then TKP may redeem, upon the affirmative vote of 60% of the TKP shareholders, PTC's entire equity interest in TKP at a price equal to the fair market value of such interest at the time. Fair market value is determined based on the agreement of the parties, or, failing an agreement, based on an expert appraisal process, which may or may not result in a sale price that PTC believes is fair or favorable. Accordingly, as a result of a change in law beyond PTC's control, PTC may receive less than a sale price it believes is fair or favorable for its equity interest in TKP at a time when PTC may not wish to sell, which could have a material adverse effect on the Company's financial condition.

    Finally, the shareholders' agreement affords PTC only limited opportunities to exit from its ownership position in TKP:

    - Until December 7, 2003, PTC may not transfer its shares in TKP except in a limited circumstance outside PTC's control. PTC may exercise a "tag-along" right to require Canal+ and PolCom to require a third party to purchase at least a portion of PTC's interest in TKP in the event that Canal+ or PolCom desire to sell either's equity interest in TKP to a bona fide third party. The inability to liquidate PTC's investment in TKP on demand could have a material adverse effect on the Company's financial condition.

    - The shareholder's agreement affords PTC a limited put right exercisable only after December 7, 2006 to require Canal+ either to purchase PTC's equity interest in TKP at fair market value or to use its best efforts to obtain a bona fide third party offer to purchase all of TKP at fair market value. Under this limited put right, Canal+ is not obligated to purchase PTC's shares. Canal+ may, at its option, use its best efforts to obtain a bona fide third party offer to purchase all of TKP. Moreover, even if Canal+ obtains such a bona fide offer, the limited put right granted to PTC does not require Canal+ to cause the third party to effect the purchase of all of TKP. If PTC exercises its limited put right and no sale of its TKP equity interests transpires, this could have a material adverse effect on the Company's financial condition. The shareholders' agreement also affords PTC a put right to cause Canal+ to purchase at a fair market value price all of PTC's equity stake in TKP if a competitor of UPC acquires, directly or indirectly, control of Canal+.

    TKP will be governed by an 11 member supervisory board. Three of the members of the supervisory board will be appointed by PTC. The remaining 8 members are controlled by Canal+. The effect of this board composition is that PTC will not be able to affect the action of TKP's supervisory board over the objection of Canal+.

BUSINESS STRATEGY

    The Company's principal objective under its business strategy is for its cable business to become cash flow positive in the 2002. It will also focus on enhancing its position as a leading provider of cable television in Poland by capitalizing on favorable opportunities that it believes exist in Poland.

    The Company's business strategy is designed to increase its average revenue per subscriber, and also, although to a lesser extent, to increase its subscriber base. The Company intends to achieve these goals by:

    - increasing penetration of new service products within existing upgraded homes;

    - providing additional revenue-generating services to existing customers, including Internet services;

    - developing content tailored to the interests of existing subscribers; and

    - improving the effectiveness of the Company's sales and marketing efforts.

    The Company also intends to increase the effectiveness of its operations and reduce its expenses by:

    - enhancing internal controls;

    - improving corporate decision-making processes;

    - reorganizing the Company so as to simplify its legal structure; and

    - using more local rather than expatriate employees in management, thereby reducing general and administrative costs.

CABLE TELEVISION

    The Company operates one of the largest cable television systems in Poland with approximately 1,851,900 homes passed and approximately 1,011,000 total subscribers as of December 31, 2001. The Company's cable subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland, including those cities which the Company believes provide the most favorable demographics for cable television in the country. The Company's cable television networks have been constructed with the flexibility and capacity to be cost-effectively reconfigured to offer an array of interactive and integrated entertainment, telecommunications and information service. Over the last two years, the Company has been upgrading its network so that it can provide two-way telecommunication services such as Internet access.

    During the fiscal year ending December 31, 2001, the cable television segment earned $77.1 million, or 55.6%, of the Company's total revenues. This compares to $68.8 million, or 51.5%, of the Company's revenues in fiscal year 2000. Net loss of $52.0 million was attributable to the cable television segment for fiscal year 2001 as opposed to $46.5 million in fiscal year 2000.

    As a result of termination of the operation of Polish laws relating to foreign ownership of Polish companies, effective January 1, 2001, the Company has effected changes in the corporate structure of its cable operations designed to simplify its corporate structure.

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

              OVERVIEW OF THE COMPANY'S EXISTING CABLE SYSTEMS (1)

                                                                                                            AVERAGE
                                                                                                            MONTHLY
                                                                                                          SUBSCRIPTION
                                                                                                          REVENUE PER
                                                                            BASIC AND      BASIC AND       BASIC AND
                                                                TOTAL      INTERMEDIATE   INTERMEDIATE    INTERMEDIATE
REGION                          TOTAL HOMES   HOMES PASSED   SUBSCRIBERS   SUBSCRIBERS    PENETRATION    SUBSCRIBER (2)
------                          -----------   ------------   -----------   ------------   ------------   --------------
North.........................     574,000       444,366        292,102      209,745         47.20%           7.76
South.........................     400,000       222,869         94,201       68,755         30.85%           9.36
Central.......................     920,000       452,119        260,852      151,997         33.62%           9.86
West..........................     624,000       255,343        122,383       99,807         39.09%           7.63
Katowice......................   1,200,000       477,142        241,385      153,478         32.17%           8.86
                                 ---------     ---------      ---------      -------         ------           ----
  TOTAL.......................   3,718,000     1,851,839      1,010,923      683,782         36.92%           8.63
                                 =========     =========      =========      =======         ======           ====

------------------------

(1) All data at or for the year ended December 31, 2001.

(2) Represents a weighted average for the Company based on the total number of basic and intermediate subscribers at December 31, 2001 stated in U.S. dollars.

    NEW INVESTMENT OPPORTUNITIES

    The Company regularly evaluates potential acquisitions of cable networks, including network swaps with other cable operators. The Company currently has no definitive agreement with respect to any material acquisition, although it has discussions with other companies and assesses opportunities on an ongoing basis. The Company may be required to apply for the approval of the Polish Anti-Monopoly

Office with respect to any acquisitions it wishes to consummate. The Company's ability to enter into definitive agreements relating to material acquisitions and their potential terms, as well as its ability to obtain the necessary anti-monopoly approvals, cannot be assured.

    SERVICES AND FEES

    The Company's revenues from its cable television business have been and will continue to be derived primarily from

    - monthly subscription fees for cable television services,

    - fees for Internet service, and

    - one-time installation fees.

    The Company charges cable television subscribers fixed monthly fees for their choice of service packages and for other services such as premium channels and rental of remote control devices. Throughout its cable television systems, the Company currently offers three packages of cable television service:

    - basic package,

    - intermediate package (in selected areas of Poland), and

    - broadcast package.

    On December 31, 2001, approximately 642,900, or 63.6%, of the Company's subscribers received the basic package, as compared to 752,900, or 70.7%, at December 31, 2000, approximately 40,900, or 4%, received the intermediate package, as compared to 45,400, or 4.3%, at December 31, 2000, and approximately 327,100, or 32.4%, received the broadcast package of service, as compared to 266,000, or 25.0%, at December 31, 2000.

    BASIC PACKAGE. The Company's basic package includes approximately 34 to 60 channels. During 2001, this package generally included all Polish terrestrial broadcast channels, most major European satellite programming legally available in Poland, regional and local programming and the Company's Wizja TV programming package, consisting of proprietary and third party channels. The Company's basic package offerings vary by location.

    In connection with the Canal+ merger, the Company has renegotiated or is in the process of renegotiating contracts with certain third party channel providers, in an effort to reduce costs and strengthen its cable programming offerings by terminating certain agreements for poorly performing channels and entering into other agreements for popular channels based on consumer demand and preferences.

    INTERMEDIATE PACKAGE. The Company's intermediate package includes approximately 20 to 22 channels. This package is offered for monthly fees equal to approximately one-half of the amount charged for the basic package. The intermediate package is designed to compete with small cable operators on the basis of price, using a limited programming offering. The Company's intermediate package offerings vary by location.

    BROADCAST PACKAGE. The Company's broadcast package includes 6 to 12 broadcast channels for monthly fees, which are substantially less than the amounts charged for the intermediate package.

    PREMIUM AND OTHER SERVICES. For an additional monthly charge, certain of the Company's cable networks have offered two premium television services--the HBO Poland service and Wizja Sport, one of the Company's proprietary channels (although Wizja Sport was expanded into the basic package as of March 24, 2001). As part of the restructuring of the Company's programming segment, the Company discontinued Wizja Sport in December 2001. In connection with the Canal+ merger, in February 2002, the Company began distributing Canal+ Multiplex, a Polish-language premium package of three movie, sport and general entertainment channels, through its network. The Company and TKP are currently negotiating the definitive long-form channel carriage agreement for carriage of Canal+ Multiplex. The Company offers HBO Poland and Canal+ Multiplex separately for approximately $8.80 and $9.90 per month, respectively. The Company also offers these channels as a package at approximately $14.80 per month.

    Other optional services include additional outlets and stereo service, which enable a subscriber to receive from 4 to 25 radio channels in stereo. Cable television subscribers who require the use of a tuner to receive certain of the Company's cable services are charged an additional fee of approximately $1.00 per month. Installation fees vary according to the type of connection required by a cable television subscriber. The standard initial installation fee is approximately $6.00, but such fee may be subject to reductions as a result of promotional campaigns.

    For more information about programming offered to the Company's cable subscribers, see "Business--Programming--Programming for Cable Network".

    PRICING STRATEGY. Historically, the Company has experienced high annual churn rates and has passed on the effects of inflation through price increases. For the years ended December 31, 2001 and 2000, the churn rate was 15.7% and 21.5%, respectively. This pricing strategy of passing on the effects of inflation through price increases commenced in January 1997 and was designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. dollar terms. The current pricing strategy is aimed at maintaining the subscriber.

    The Company intends to concentrate on maintaining its current subscribers and decreasing its level of churn. This reflects a change in the Company's strategy from aggressive selling accompanied by high churn to lower subscriber growth with lower churn. By doing so, the Company believes it will have a more positive effect on EBITDA. The Company intends to achieve it through:

    - employing programs designed to reward loyal subscribers--so-called "loyalty programs"--directed to existing subscribers,

    - marketing offers to new subscribers with term commitments, and

    - systematically combating piracy.

    Cable subscribers are billed monthly in advance and, as is customary in Poland, most of the Company's customers pay their bills through their local post office, bank or customer offices. The Company has strict enforcement policies to encourage timely payment. Such policies include notices of late payment, visits from service personnel, and, ultimately, disconnection for nonpaying customers 90 days after a bill becomes past due. The Company also employs promotional programs that encourage timely payment by subscribers. The Company's system architecture in most networks enables it to promptly shut off service to nonpaying customers and is designed to reduce non-authorized use of its cable systems. The Company's bad debts expense has averaged 5.86% and 4.75% of total revenue for fiscal years 2001 and 2000, respectively.

    INTERNET SERVICES. During the fourth quarter of the year 2000, the Company began providing Internet services to its cable television customers. Although the Company does not currently have additional capital to invest in development of this service, it intends to expand its Internet service offering at some point in the future. Revenue of $1.6 million for fiscal year 2001 was attributable to the Company's Internet services.

    Individual and home office Internet subscribers are charged a monthly subscription fee of $38.90 and $51.40, respectively. The standard installation fee is approximately $61.50 for existing cable customers and approximately $66.50 for new cable customers. On December 31, 2001, approximately

8,600, or 0.9%, of the Company's cable subscribers received Internet services. The maximum and minimum connection speeds offered by the Company are 512 Kbit and 128 Kbit, respectively.

    TECHNOLOGY AND INFRASTRUCTURE

    The Company believes the fiber-optic cable television networks that it has constructed, which serve approximately 880,300, or 87.1%, of its cable subscribers, are among the most technologically advanced in Poland and are comparable to cable television networks in the United States. All of the Company's networks that have been constructed by the Company have bandwidths of at least 550 MHz. New portions of the networks, which have recently been constructed, are being designed to have minimum bandwidths of 860 MHz. The Company continues to upgrade any portions of its cable television networks that have bandwidths below 550 MHz (which generally are those acquired from other entities) to at least 860 MHz in an effort to reduce the number of satellite receivers and parts inventory required in the networks. The Company uses fiber-optic and coaxial cables, electronic components and connectors supplied by leading Western firms in its cable television networks.

    The Company has been able to avoid constructing its own underground conduits in certain areas by entering into a series of agreements with regional and local branches of the Polish national telephone company (known in the Polish telecommunications industry as "TPSA") which permit the Company to use TPSA's conduit infrastructure for an indefinite period of time or for fixed periods of up to 20 years. The Company also has agreements to undertake joint construction with another company for new conduits in certain areas. These agreements represent a major advantage to the Company since they permit the Company to minimize the costly and time-consuming process of building new conduit infrastructure where TPSA conduit infrastructure exists. As of December 31, 2001, approximately 74.3% of the Company's cable television plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA allow for termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause.

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

    The Company is in compliance with all of the material conditions of the TPSA agreements. However, any termination by TPSA of such contracts could result in the Company losing its permits, termination of agreements with cooperative authorities and programmers, and an inability to service customers with respect to areas where its networks utilize the conduits that were the subject of such TPSA contracts.

    In addition, some conduit agreements with TPSA provide that cables can be installed in the conduit only for the use of cable television. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. Since the fourth quarter of the 2000, the Company has been providing Internet services to its cable customers and renegotiating certain conduit agreements with TPSA. The Company believes that it is not in material violation of any of its conduit agreements with TPSA.

D-DTH

    As part of the Canal+ merger, which was consummated on December 7, 2001, the Company merged its existing D-DTH business with TKP's D-DTH and premium pay television business to distribute D-DTH services and programming to subscribers in Poland through TKP. Prior to the Canal+ merger the Company's multi-channel Polish-language D-DTH service, was broadcast to Poland from its transmission facilities in Maidstone, U.K. The programming provided was the Wizja TV programming package, consisting of proprietary and third party channels. During 2001, as part of the Company's revised business strategy, the Company decided to discontinue its D-DTH business and, in connection with the Canal+ merger, the Company contributed its U.K. and Polish assets relating to the D-DTH business to TKP.

    From January 1, 2001 to December 7, 2001, the D-DTH segment earned
$55.7 million, or 40.2%, of the Company's total revenues for fiscal year 2001. This compares to $51.2 million, or 38.4%, of the Company's revenues in fiscal year 2000. Net loss of $168.0 million was attributable to the D-DTH segment for fiscal year 2001 as opposed to $74.4 million in fiscal year 2000. Assets valued at $320.2 million were attributable to the D-DTH segment at December 7, 2001.

    SERVICES AND FEES

    Prior to the Canal+ merger, the Company charged its D-DTH subscribers a monthly fee of approximately $13 for all channels (other than any premium channels). Subscribers to the Company's premium channels paid $5 per month for the HBO Poland service or Wizja Sport (although Wizja Sport was expanded into the basic package as of March 24, 2001).

    TECHNOLOGY AND INFRASTRUCTURE

    The Company's D-DTH service was encoded, processed, compressed, encrypted, multiplexed (i.e., combined with other channels), modulated (i.e., applied to the designated carrier frequency for transmission to satellite) and broadcast from Maidstone, U.K. to Astra satellites in geosynchronous orbits ("uplinked"). The satellites received, converted and amplified the digital signals and retransmitted them to earth in a manner that allowed individual subscribers to receive and be billed for the particular program services to which they subscribe.

    TRANSMISSION AND UPLINK FACILITIES. The channels available on the Company's D-DTH service included the Company's own proprietary channels and channels from third parties originating from a number of sources in Poland, the U.K. and elsewhere. Most of the tailoring of programs for the local market ("localization") undertaken by the Company, which principally consisted of adding voice or dubbing into Polish for the Company's proprietary channels, occured in Poland. For most of the channels, localization, editorial control and program packaging were the responsibility and at the cost of the channel supplier. The channels provided by third parties were delivered in tape format, through a landline or were backhauled (i.e., transmitted via satellite or other medium) to the Company's transmission facility in Maidstone for broadcasting to Poland.

    The Company had a contract with British Telecommunications plc ("BT") for the provision and maintenance of uplink equipment at Maidstone. Other than the BT uplink equipment, the Company owned all the required broadcasting equipment at its facility in Maidstone. The Company's programming was transmitted to the Company's transponders on Astra 1F and 1G.

    The Company's D-DTH signal was beamed by these satellites back to earth and might be received in Poland by those who had the appropriate dedicated satellite reception equipment and who had been connected by the Company to its D-DTH service as subscribers. The signal was received by the Company's own cable networks. Once the D-DTH signal has been received at the cable networks, the signal is transmitted by cable to those who have been connected by the Company to its cable service as subscribers.

    Philips provided the following critical components and services used in the Company's D-DTH satellite transmission system and was the primary point of contact for subscribers to the Company's D-DTH service:

    - the Philips' digital integrated receiver decoders ("IRDs");

    - a smartcard-based proprietary conditional access system which uses Philips CryptoWorks-Registered Trademark- technology;

    - a satellite receiving dish and related equipment;

    - installation; and

    - support services.

    The Company's agreement with Philips provided for the following:

    - Philips was the exclusive supplier of the first 500,000 D-DTH reception systems in connection with the launch of the Company's D-DTH business in Poland.

    - Philips had granted the Company an exclusive license of its CryptoWorks-Registered Trademark- technology in Poland for the term of the agreement, which may be terminated or renegotiated when the Company has purchased 500,000 D-DTH reception systems from Philips.

    The Company had purchased more than 500,000 D-DTH reception systems from Philips by the end of 2000. As part of the Canal+ merger, TKP assumed the obligations relating to the Company's agreement with Philips.

    SATELLITES. The Company broadcast all of its proprietary programming and most of its third party programming from its transmission facility in the U.K. by cable to an earth station transmitting antenna, located at its Maidstone site. The uplink facility transmitted the Company's programming signal via 4 Astra transponders to the cable system receiving antenna and also to D-DTH subscribers' reception equipment throughout Poland.

D-DTH ASSETS IN CANAL+ MERGER

    In connection with the Canal+ merger, the rights and obligations relating to all four Astra transponders were assigned to TKP.

    TKP also assumed the rights and obligations relating to the Company's agreement with Philips. In addition, the Company's agreement with BT for the provision and maintenance of uplink equipment was assigned to TKP in connection with the Canal+ merger.

PROGRAMMING

    The principal objective of the Company's programming business was to develop, acquire and distribute high-quality Polish-language programming that could be commercially exploited throughout Poland through D-DTH and cable television exhibition and to develop and maximize advertising sales.

The Company, both directly and through joint ventures, produced television programming for distribution. The Company developed a multi-channel Polish platform under the brand name Wizja TV. Prior to the Canal+ merger, Wizja TV's channel line-up included two channels, Wizja Pogoda and Wizja Sport, that were owned and operated by the Company, and 35 channels that were produced by third parties, 8 of which were broadcast under exclusive agreements for pay television in Poland.

    In 2001, as part of the Company's revised business strategy to reduce costs, the Company decided to discontinue its programming business. In particular, the Company discontinued the development of its proprietary programming, such as Wizja Jeden, which was terminated in April 2001, Wizja Sport which was terminated in December 2001, and Wizja Pogoda which was terminated in February 2002. The Company's transmission and uplink facilities in Maidstone UK were contributed to TKP in connection with the Canal+ merger, and programming agreements relating to the Company's D-DTH business were also assigned to TKP in connection with the Canal+ merger.

    From January 1, 2001 to December 7, 2001, the programming segment had revenues of $5.9 million, or 4.3%, of the Company's total revenues for fiscal year 2001. This compares to $13.6 million, or 10.1%, of the Company's revenues in fiscal year 2000. Net loss of $340.5 million was attributable to the programming segment for fiscal year 2001 as opposed to $88.0 million in fiscal year 2000.

    WIZJA TV PROGRAMMING PACKAGE

    Although the Wizja TV programming package was discontinued, the Wizja TV programming package had consisted of proprietary and third party channels for distribution on both the Company's D-DTH and cable networks in Poland. At the time of the Canal+ merger, the Company had purchased exclusive rights from third parties on 8 of the 35 channels on Wizja TV. On December 31, 2001, the Company was committed to pay approximately $132.2 million in guaranteed minimum payments in respect of broadcasting and programming, of which approximately
$22.2 million was committed through the end of 2002. As of December 31, 2001, the Company continues to provide its cable customers with all the channels which are part of these minimum guarantees.

    In connection with the Canal+ merger, TKP agreed to assume the programming rights and obligations that directly relate to the Company's D-DTH business and to assume the Company's obligations under certain guarantees relating to the Company's D-DTH business. Accordingly, in addition to its guaranteed minimum payment obligations set forth above, the Company remains contingently liable for performance under those assigned contracts. As of December 31, 2001, management estimates its potential exposure under these assigned contracts to be approximately $70.1 million.

    To the extent that mimumum guarantees applied to both the D-DTH business and cable business, TKP agreed to bear 30% of the costs resulting from those minimum guarantees and the Company agreed to bear 70% of such costs based on the ratio of cable to D-DTH subscribers.

    THIRD PARTY CHANNELS

    In connection with the Canal+ merger, TKP and the Company are in the process of renegotiating the Company's third party channel agreements in order to separate the rights and obligations relating to D-DTH from those relating to cable television. In particular, TKP will assume the rights and obligations relating to distribution agreements of third party channels over the D-DTH system and the Company will maintain rights and obligations relating to the distribution agreements of third party channels over its cable networks. To the extent that the programming agreements are not transferable, do not directly relate to the Company's D-DTH business, or are not renegotiated or terminated, the Company has agreed to continue to provide TKP with certain benefits under those agreements, including obligations to provide uplink services and deliver broadcast signals to the D-DTH network on behalf of certain third parties.

    PROPRIETARY PROGRAMMING

    Wizja TV contained three channels, Wizja Jeden, Wizja Pogoda and Wizja Sport, that were owned and operated by the Company. In an attempt to reduce costs, the Company discontinued Wizja Jeden, a general entertainment channel, in April 2001 and Wizja Sport, a sports channel, in December 2001, and Wizja Pogoda, a weather channel, in February 2002.

    PROGRAMMING FOR CABLE NETWORK

    As a result of the Canal+ merger, the Company has renegotiated or is in the process of renegotiating contracts with certain third party channel providers, in an effort to reduce costs, strengthen its cable programming offerings by terminating certain agreements for poorly performing channels and entering into other agreements for popular channels based on consumer demand and preferences.

    The Company has distributed Canal+ on a non-exclusive basis on some of its cable networks since October 1995. In connection with the Canal+ merger, as of February 14, 2002, the Company began distributing three Canal+ premium channels ("Canal+ Multiplex"), a mixture of premium movies, premium sports and general entertainment, more broadly to the Company's cable subscribers.

    The Company continues to distribute across its cable networks the HBO Poland service, a Polish-language premium movie channel owned in part by Home Box Office. HBO currently has exclusive rights in Poland to movies from Warner Bros., Columbia TriStar International Television and Buena Vista. The HBO Poland and the Canal+ Multiplex services allow subscribers to select movies on a pay-per-view basis from major U.S. and European film studios.

COMPETITION

    The cable television industry in Poland has been, and is expected to remain, highly competitive. The Company competes with other cable television operators, as well as with companies employing numerous other methods of delivering television signals to subscribers, such as by terrestrial broadcast television signals, multi-channel multi-point distribution systems and D-DTH services. The extent to which the Company's services are competitive with alternative delivery systems depends, in part, upon the Company's ability to provide a greater variety of Polish-language programming at a more reasonable price than the programming and prices available through alternative delivery systems.

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

    In the cable television industry, the Company believes that competition for subscribers is primarily based on price, program offerings, customer service, ability to provide additional services such as Internet and quality and reliability of cable networks.

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

    During the forth quarter of the 2000, the Company began to provide Internet services to its customers. The Company's main competitors in this area are telephony operators like TPSA and other cable television operators. The Company's competitors or their affiliates have significant resources, both financial and technological.

PIRACY

    The Company views piracy of satellite and cable services as one of its main problems in Poland, not unlike other Central European cable and satellite operators. While there has historically been little enforcement of penalties against commercial exploitation of piracy, the issue is now receiving more attention from the Polish government. In addition, the Company and Canal+, as part of the Canal+ merger, agreed to intensify their efforts to reduce the piracy of cable and satellite signals as well as to combine their lobbying efforts in this regard.

TRADEMARKS

    The Company, either itself, through its subsidiaries or UPC, has filed or is in the process of filing for registration of its various trademarks. The PTK logo was registered for use in connection with television and programming services in July 1997. Variations of PTK, have been registered in Poland. Also, numerous trademark applications have been filed in Poland for the various other trademarks. As part of the Company's revised business strategy, all Wizja related trademarks have been transferred or terminated. Trademarks for UPC have been registered internationally.

EMPLOYEES

    At December 31, 2001, the Company had approximately 1,262 full-time employees and approximately 81 part-time employees. In addition, as of December 31, 2001, the Company employed approximately 112 salespersons, some of whom receive both commissions and a nominal salary. From time to time the Company employs additional salespersons on an as needed, commission only basis. In a division of one of the Company's subsidiaries, a trade union, which has approximately 3 members, was formed in mid-1999. The Company believes that its relations with its employees are good.

                                   REGULATION

    The Company is subject to regulation in Poland and the European Union

GENERAL

    In connection with negotiating its membership in the EU, Poland has started to adjust its legal system to EU requirements and is still in the process of revising its telecommunications, broadcasting and copyright regulation. On
July 21, 2000, the Polish Parliament passed the New Telecommunications Law (the "NTL") which changed the regulatory framework of telecommunications activities in Poland. The NTL replaced the Communications Act of 1990 (the "Communications Act") and became effective as of January 1, 2001.

    Until the end of the year 2000, the operation of cable television systems was regulated primarily by the Communications Act. As of January 1, 2001, the operation of those television systems has been regulated by the NTL. Operators are also subject to the provisions of the Polish Radio and Television Act of 1992 (the "Television Act").

    Currently the Polish telecommunications and media sector is regulated by:

    - The Polish Minister of Infrastructure (who as of July 24, 2001, assumed certain responsibilities of the Minister of Communications);

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

    Neither the Minister of Infrastructure nor the Chairman of the URT currently has the authority to regulate the rates charged by operators of cable television services. However, excessive rates could be challenged by the Polish Anti-Monopoly Office should they be deemed to constitute monopolistic or other anti-competitive practices. The cable television operators in Poland are also subject to the Law on Copyright and Neighboring Rights of 1994 (the "Copyright Act") which provides intellectual property rights protection to authors and producers of programming. Under the terms of the Television Act, broadcasters in Poland are regulated by, and must obtain a broadcasting license from, the Council.

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

    On July 26, 2000, the Polish Ministry of Telecommunication issued a 15-year data transmission license to a subsidiary of the Company, authorizing that company to provide data transmission service to its customers throughout the territory of Poland, using its own networks and those leased from other licensed operators. This license allowed that subsidiary to provide Internet services to its customers. This license expired automatically with the entry of the NTL into force, i.e. as of January 1, 2001. The subsidiary may continue the provision of the services covered by the license. It was required, however, to notify the Chairman of the URT about the provision of the data transmission services by the end of March 2001, as described below. In certain cases listed below, the Chairman of the URT may object to the provision of the services by the subsidiary. In March 2001, the Company's subsidiary notified the Chairman of the URT of its activities concerning the provision of data transmission services and access to Internet. The Chairman had 21 days to respond to the Company's notification. Since no response was received from the Chairman of URT, it is assumed that the Company is legally entitled to provide the data transmission services and access to the Internet as described in the notification.

    As of December 31, 2001, approximately 74.3% of the Company's cable plant runs through conduits leased from TPSA. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. Since the fourth quarter of fiscal year 2000, the Company has been introducing Internet services to its cable customers and renegotiating certain conduit agreements with TPSA.

    Specifically, subsidiaries of the Company have received approximately 92 permits from PAR, covering all of the Company's basic subscribers at December 31, 2001, including subscribers for whom the Company's permits are deemed extended under Polish law pending the authority's response to the Company's permit renewal applications.

    FOREIGN OWNERSHIP RESTRICTIONS. Until January 1, 2001, the Communications Act was in effect. It provided that permits could only be issued to and held by Polish citizens, or companies in which foreign persons held no more than 49% of the share capital, ownership interests and voting rights. In addition, under the Communications Act, a majority of the management and supervisory board of any cable television operator holding permits was required to be comprised of Polish citizens resident in Poland. These restrictions did not apply to any permits issued prior to July 7, 1995.

NEW TELECOMMUNICATION LAW

    Since January 1, 2001, the operation of cable and other television systems in Poland has been regulated under the NTL, which replaced the Communications Act.

    The NTL changes the licensing regime and the competency of telecommunication authorities. The NTL introduces a new authority--the Chairman of the URT. The Chairman of the URT has assumed most of the administration tasks previously performed by the Polish Minister of Communications and PAR. The Chairman of the URT is responsible for regulating telecommunication activities, including exercising control over operators and managing frequencies. The duties of the Minister of Infrastructure are limited primarily to issuing secondary regulations. PAR along with the Polish State Telecommunications and Postal Inspection (PITiP) were liquidated as of January 1, 2001.

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

    - the operator has failed to remedy a violation of the law within the designated time limit; or

    - the launching of business activity covered by the application causes a threat to national defense, national security or public safety and order.

    Also, if the Chairman of the URT has not raised objections against the notification of telecommunication activity, he can make objections during the course of the performance of the telecommunications activity (for which the notification was required), if:

    - the operator violates the provisions of the NTL and has not remedied the irregularities within the period of time specified in a decision issued by the Chairman of the URT, or

    - the performance of business activity causes a threat to national defense, national security or public safety and order.

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

    Permits issued under the Communications Act are automatically transformed into NTL permits, if such permits are still required under the NTL. Thus, the permits for the installation and operation of cable television systems, granted to the Company's subsidiaries became NTL permits. This rule does not apply to the provisions of the permits issued under the Communications Act, the exercise of which would constitute a violation of the NTL. All other licences, authorizations and assignments expired by force of the law as of January 1, 2001.

    Operators who had obtained rights expiring automatically under the NTL may continue their telecommunications activities within their current scope, provided that they apply for NTL permits by the end of 2001, if these activities require an NTL permit. For telecommunications activities that only require notification, such as data transmission, operators may continue to provide these services, provided that they notify the Chairman of the URT by the end of March 2001, and the Chairman does not object.

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

    The NTL has eliminated most of the foreign ownership restrictions relating to telecommunications. However, the NTL does prohibit the provision of international telecommunications services using networks operated by foreign entities or companies with participation of foreign entities until December 31, 2002. Until this date, UPC Telewizja Kablowa Sp. z o.o. ("UPC TK") will be subject to this restriction. UPC TK may, however, provide international telecommunication services using the networks of other authorized Polish operators. It may also provide these services, with the exception of international telephony services, by using its own radio communication networks. Such services may, until December 31, 2002, only be provided by TPSA.

    Under the NTL, all operators are required to make their networks available to users who intend to commercially gather, process, storage, use or grant access to information for others.

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

COPYRIGHT PROTECTION

    Television operators, including cable operators, in Poland are subject to the provisions of the Polish Copyright Act, which governs the enforcement of intellectual property rights. In general, the holder of a Polish copyright for a program transmitted over the cable networks of a cable television operator has a right to receive compensation from such operator or to prevent transmission of the program.

    The rights of Polish copyright holders are generally enforced by organizations for collective copyright administration and protection such as Zwiazek Autorow i Kompozytorow Scenicznych ("ZAIKS") and Zwiazek Artystow Scen Polskich ("ZASP"), and can also be enforced by the holders themselves. Most of the Company's cable subsidiaries operate under a contract with ZASP and all of its cable subsidiaries operate under a contract with ZAIKS. A violation of the Copyright Act by a cable television operator also constitutes a violation of the NTL and of the operator's permits. See "--Television Act" for a discussion of the penalties and consequences associated with violations of the Television Act and "--New Telecommunications Law" for a discussion of the penalties and consequences associated with violations of the Communications Act or the New Telecommunications Law and of a television operator's permits.

ANTI-MONOPOLY ACT

    EXCLUSIVE PROGRAMMING AGREEMENTS. Some of the programming agreements that the Company has entered into for its cable networks and its D-DTH service contain exclusivity clauses which restrict or prohibit the provider of such programming from providing such programming to other cable or D-DTH operators. Although such exclusivity clauses are not specifically prohibited under the Anti-Monopoly Act, such agreements may be found unlawful, and therefore unenforceable, if they restrict or hinder competition or otherwise involve the abuse of a dominant position. A decision by the Anti-Monopoly Office to deem one or more of these programming agreements as void due to the fact that it contains an illegal exclusivity clause could have a material adverse effect on the Company's business and financial results in that such a decision would potentially reduce the commercial value of these contracts and could reduce the consumer of appeal of the programming offered on the Company's cable networks.

    MARKET DOMINANCE. Companies that obtain control of 40% or more of the relevant market and do not encounter significant competition may be deemed to have market dominance, and therefore face greater scrutiny from the Anti-Monopoly Office.

    From time to time, the Company receives inquiries from and are subject to review by various divisions of the Anti-Monopoly Office.

    ANTI-MONOPOLY PROCEEDINGS PENDING IN THE SUPREME COURT WITH RESPECT TO THE COMPANY AND ITS SUBSIDIARIES.

    The Anti-Monopoly Office issued a decision that the Company's subsidiary had achieved a dominant position and abused that dominant position by: (1) failing to create a uniform system for customer complaints, (2) increasing rates without providing subscribers a detailed basis for the price increases, and (3) changing the programming line-up without sufficient notice to subscribers. The Anti-Monopoly Office did not impose a fine in connection with its decision. The subsidiary appealed both the finding of dominance and the finding that it acted improperly in its relations with subscribers. On appeal, the Anti-Monopoly Court agreed with the Company's position and overturned the Anti-Monopoly Office's decision. The Anti-Monopoly Office is appealing the Anti-Monopoly Court's decision to the Supreme Court, which has accepted the appeal.

    In another market, the Anti-Monopoly Office issued a decision that another subsidiary of the Company had achieved a dominant position and abused that dominant position by: (1) increasing rates without providing subscribers a detailed basis for the price increases; and (2) changing the programming line-up. The Anti-Monopoly Office imposed a fine of 50,000 zloty (the equivalent of approximately $12,500). The subsidiary appealed both the finding of dominance and the finding that it acted improperly in its relations with subscribers. The Anti-Monopoly Court agreed with the decision of the Anti-Monopoly Office. The subsidiary is appealing the Anti-Monopoly Court's decision to the Supreme Court. The appeal has not yet been accepted by the Supreme Court.

    In another market, the Anti-Monopoly Office issued a decision that another subsidiary of the Company had achieved a dominant position and abused that dominant position by: (1) changing the programming offer to force subscribers into more expensive packages; and (2) infringing the consumer rights of subscribers by failing to process customer complaints. The Anti-Monopoly Office imposed a fine of 20,000 zloty (the equivalent of approximately $5,000). The subsidiary appealed both the finding of dominance and the finding that it acted improperly in its relation with subscribers. The Anti-Monopoly Court agreed with the decision of the Anti-Monopoly Office. The subsidiary is appealing the Anti-Monopoly Court's decision to the Supreme Court. The appeal has not yet been accepted by the Supreme Court.

UNITED KINGDOM

    BROADCASTING REGULATION

    Most of the channels provided as part of the Company's D-DTH service were regulated by U.K. authorities (primarily the Independent Television Commission) as satellite television services ("STS").

Under the U.K. Broadcasting Act 1990 (the "Broadcasting Act") (as amended), satellite broadcasters established in the U.K. are required to obtain an STS license. UPC Broadcast Centre received an STS license for Wizja Jeden (discontinued as of April 2001), Wizja Sport (discontinued as of December 31,
2001), and Wizja Pogoda (discontinued as of February 28, 2002). For most of the other channels on Wizja TV, the relevant channel supplier was required to obtain an STS license from the Independent Television Commission or another competent authority.

EUROPEAN UNION

    BROADCASTING REGULATION

    1989 EUROPEAN CONVENTION ON TRANSFRONTIER TELEVISION. The 1989 European Convention on Transfrontier Television is a primary source of European regulation affecting television broadcasting in Europe. The 1989 European Convention on Transfrontier Television is effective in those countries which have ratified it. Poland has ratified the 1989 European Convention on Transfrontier Television. The 1989 European Convention on Transfrontier Television currently provides that the country in which a broadcaster transmits its programming to the satellite (or, if this is not the case, the country which grants the broadcast frequency or satellite capacity to the broadcaster) has jurisdiction over that broadcaster. The 1989 European Convention on Transfrontier Television does not contain any requirements or restrictions regarding foreign ownership of broadcasters.

    A change to the 1989 European Convention on Transfrontier Television was agreed on September 9, 1998. This amendment would have been effective if and when all member states have signed the amendment or automatically on October 1, 2000, unless a member state objects to such amendment coming into force. Following the France objection this amendment has not yet entered into force. This amendment, if it becomes effective, would have three significant effects:

    - First, it would provide that a broadcaster should be regulated primarily by the country in which the broadcaster is established.

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

POLAND'S EU MEMBERSHIP APPLICATION

    In 1994 Poland made an official application for membership of the EU. Negotiations on the terms of Poland's proposed admission to the EU commenced in March 1998. Poland has announced 2004 as a target date for accession. If Poland joins the EU, it would be required to implement and obey all of the laws and regulations emanating from the European Commission, including the Television Without Frontiers Directive and EC competition law in their then current versions.

ITEM 2. PROPERTIES

    On December 31, 2001, the Company owned equipment used for its cable television business, including 92 headends for cable networks, and approximately 4,924 kilometers of cable plant. The

Company has approximately 144 lease agreements for offices, storage spaces and land adjacent to the buildings. The total area leased amounts to approximately 28,300 square meters. The areas leased by the Company range from 3 square meters up to 4,100 square meters. The agreements are for specified and unspecified periods of time and those for an unspecified period may be terminated with relatively short notice periods by either party, usually three months.

    The Company has entered into conduit leases with TPSA (the Polish national telephone company) and, in certain cases, with other entities. The majority of the TPSA leases require the Company to bear the costs of the maintenance of the cable. The Company may not sublease the conduit or cables or allow a third party to use the conduits or cables free of charge without TPSA's consent. The rental charge for the conduit is usually determined on each 100 meters of conduit occupied. The agreements also contain indexation clauses for rent adjustment purposes (based on the change of U.S. dollar exchange rates or on the increase of real maintenance costs). A substantial portion of the Company's contracts with TPSA for the use of such conduits permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause. Any termination by TPSA of such contracts could result in the Company losing its permits, the termination of agreements with cooperative authorities and programmers, and an inability to service customers with respect to the areas where its networks utilize the conduits that were the subject of such TPSA contracts. The Company and its subsidiaries are in compliance with all material provisions of TPSA contracts. For a list of the reasons for which TPSA can terminate a conduit agreement, the proportion of the Company's cable subscribers serviced by conduits leases subject to immediate termination and the consequences to the Company of the loss of those conduit leases, see "Business--Cable Television--Technology and Infrastructure."

    The Company is renegotiating the five year lease that was entered into in 2000 for its head office in Warsaw. The Company's cable operations and main headend have been located in this space since February 2001.

    The Company believes that its existing owned properties, lease agreements and conduit agreements are adequate for purposes of the Company's existing cable television operations.

    Leases to which the Company was a party that related to its programming and D-DTH businesses have been assigned to TKP. These leases were for real property located in the U.K. and in Poland including leases for office space and premises providing satellite receiving, production, post-production and program packaging facilities.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's business, financial condition or results of operations.

    Minority shareholders of PCBV (representing approximately 6% of the shares of PCBV, hereinafter the "Reece Group") asserted claims against the past and present directors or officers of, or members of the Board of Managers of, PCI, PCBV and the Company or one or more controlling shareholders of the Company.

    The claims by the Reece Group consist of allegations previously made by Reece Communications, Inc. ("RCI"). RCI's allegations were premised on, among other things, alleged acts, errors, omissions, misstatements, misleading statements or breaches of duty by the aforementioned officers, directors, or controlling shareholders. The Company negotiated a settlement of those claims and a simultaneous purchase of the Reece Group's PCBV shares, as well as the purchase of all other shares of PCBV held by other minority shareholders and a settlement of their claims. On August 28, 2001, in exchange for the release of claims and the transfer of all outstanding shares in PCBV held by minority shareholders, the Company and/or its affiliates paid in the aggregate approximately $3.6 million in cash at closing and issued promissory notes for $17 million, which promissory notes accrue interest at 7% per annum and are payable in increments over a period of 36 months in cash or UPC common stock, at the payor's election. Although as of December 31, 2001, approximately
$17.0 million in principal amount was outstanding under these notes, as of the date of this Annual Report filed on Form 10-K, only $10.0 million in principal amount remains outstanding. The Company intends to repay these notes in 2002.

    On November 23, 2001, an affiliate of East Services S.A. initiated an ex parte legal action in Polish court against the Company, claiming moneys owed pursuant to an investment services agreement dated December 2, 1997, as amended on September 16, 1998. In connection with such claim, the Polish court entered an injunction against closing of the Canal+ merger on December 3, 2001, which was served on a Polish affiliate of the Company on December 4, 2001. On
December 7, 2001, the parties settled their dispute, with UPC's affiliate paying $4.2 million as directed by the claimants and the claimants releasing the Company from any liability whatsoever relating thereto and delivering applications to the Polish court to have the injunction lifted. As the dispute related to the Canal+ merger, the Company has included the $4.2 million as a component of the loss on disposition.

    Two of the Company's cable television subsidiaries, Telewizja Kablowa Gosat-Service Sp. z o.o. and PTK S.A., and four unrelated Polish cable operators and HBO Polska Sp. z o.o. ("HBO Polska") were made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o.o., an indirect partially-owned subsidiary of Canal+. The lawsuit was filed in the Provincial Court in Warsaw, XX Economic Division (Sad Wojewodzki w Warszawie, Wydzial XX Gospodarczy) (the "Court"). The main defendant in the proceedings is HBO Polska which is accused of broadcasting HBO television programming in Poland without a license from the Polish National Radio and Television Council as required by the Polish Television Act and thereby undertaking an activity constituting an act of unfair competition. The plaintiff has asked the Court to order HBO Polska to cease broadcasting of its programming in Poland until it has received a broadcasting license from the Polish National Radio and Television Council, and that the defendant cable operators be ordered (i) to cease carrying the HBO Polska programming on their cable networks in Poland until HBO Polska has received a broadcasting license from the Polish National Radio and Television Council, (ii) not to use their current filters for the purpose of unscrambling the HBO Polska programming, and (iii) in the future, to use effective encoding systems and systems of controlled access to the HBO Polska programming. The Company does not believe that the lawsuit will have a material adverse effect on its business operations.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    UPC Polska, Inc.'s common stock is owned by UPC and is not traded on any public trading market.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    During 2001, the Company undertook a review of its long-term business strategy. This review resulted in the elimination of its programming segment, merger of its D-DTH business with TKP's D-DTH and premium pay television business, with the Company retaining a 25% equity interest in TKP, and a determination by the Company to focus on its cable operations.

    The Company's revenues increased $5.1 million or 3.8% from $133.6 million for the year ending December 31, 2000, to $138.7 million for the year ending December 31, 2001. This increase was primarily due to appreciation of the Polish zloty against the US dollar, as well as an increase in monthly subscription rates and sales of programming and uplink services. The Company, however, generated an operating loss of $185.2 million for the year ended December 31, 2001, as compared to $179.0 for the year ended December 31, 2000, primarily due to the significant costs associated with the operation of the Company's D-DTH and programming businesses, promotion of those businesses, the development, production and acquisition of programming for Wizja TV and the amortization of additional goodwill pushed down to the Company as a result of the merger of the Company into a wholly-owned subsidiary of UPC on August 6, 1999.

    On December 7, 2001, the Company merged its existing D-DTH platform with the D-DTH and premium television business of TKP, an entity controlled and operated by Canal+. The Company has a 25% equity interest in TKP. This transaction resulted in the discontinuance of the Company's D-DTH and programming businesses. For a discussion of the Company's transaction with Canal+, read "Business--The Canal+ Merger." The Company valued its 25% interest in TKP at $26.8 million. The total loss recognized on disposition of the Company's D-DTH assets is $428.1 million and is comprised of:

    - the value of 25% interest in TKP at $26.8 million,

    - funding of loan to TKP of $26.8 million,

    - proceeds from transaction of $133.4 million,

    - the book value of disposed D-DTH assets of $320.2 million,

    - professional fees and other expenses associated with the transaction of $10.9 million,

    - $12.8 million in costs associated with termination of the programming agreements, and

    - write-off of programming goodwill of $217.6 million.

    On February 1, 2002, the Company contributed an additional 30 million Euros (approximately $26.8 million as of December 7, 2001) to TKP in the form of a loan, which has been included in the fair value assessment of its investment.

    The Company divides operating expenses into:

    - direct operating expenses,

    - selling, general and administrative expenses, and

    - depreciation and amortization expenses.

    During the fiscal year ending December 31, 2001, direct operating expenses consisted of programming expenses, maintenance and related expenses necessary to service, maintain and operate the Company's cable systems, D-DTH operations and programming platform, billing and collection expenses and customer service expenses. Selling, general and administrative expenses consisted principally of administrative costs, including office related expenses, professional fees and salaries, wages and benefits of non-technical employees, advertising and marketing expenses, bank fees and bad debt expense. Depreciation and amortization expenses consisted of depreciation of property, plant and equipment and amortization of intangible assets.

CRITICAL ACCOUNTING POLICIES

    The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

    Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 5 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the recoverability of a long-lived asset (mainly property, plant and equipment, intangibles, and certain other assets) by determining whether the carrying value of the asset can be recovered over the remaining life of the asset through projected undiscounted future operating cash flows, expected to be generated by such asset. If an impairment in value is estimated to have occurred, the asset's carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. Additionally if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to impair certain of its long-lived assets.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to overdue accounts receivable. Upon disconnection of the subscriber, the account is fully reserved. The allowance is maintained on the books either until receipt of payment, or until the account is deemed uncollectable for a maximum of three years.

REVENUE RECOGNITION

    Revenue related to the provision of D-DTH, cable television and Internet services to customers are recognized in the period in which the related services are provided. Initial installation fees related to cable television services are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. All installation fees and related costs with respect to reconnections and disconnections are recognized in the period in which the reconnection or disconnection occurs because reconnection fees are charged at a level equal to or less than related reconnection costs.

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

INVESTMENTS IN AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

    The Company records an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

SEGMENT RESULTS OF OPERATIONS

    During the year ended December 31, 2000, and for the eleven-month and seven-day period ending December 7, 2001, the Company's operating activities were divided into four business segments:

    - cable television,

    - D-DTH television,

    - programming, and

    - corporate.

    As of January 1, 2002 as a result of the elimination of its programming segment and the merger of its D-DTH business, the Company will, for management and external reporting purposes, have one segment, cable television.

    During 1999, and in prior years, the Company presented its operations in three business segments:

    - cable television,

    - D-DTH and programming, and

    - corporate.

    However, for greater transparency, in January 2000 management decided to separate its D-DTH and programming operations into two distinct segments.

    In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in losses of affiliated companies, income taxes, gains and losses of fixed assets disposals, gain and loss on disposal, impairment results, and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of profit and loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity.

    The following table presents an aggregation of the Company's segment results of operations for the year ended December 31, 2001, with comparative information for the year ended December 31, 2000, the seven and five months of 1999 (as defined below) and aggregate year ended December 31, 1999. However, the results of D-DTH and programming segments in the 2001 cover the period from January 1, 2001 to December 7, 2001.

                         SEGMENT RESULTS OF OPERATIONS

                                                   SUCCESSOR                            PREDECESSOR
                                  -------------------------------------------   ----------------------------
                                                                                                 AGGREGATE
                                   YEAR ENDED      YEAR ENDED                                   YEAR ENDED
                                  DECEMBER 31,    DECEMBER 31,    FIVE MONTHS   SEVEN MONTHS   DECEMBER 31,
                                      2001            2000          OF 1999       OF 1999          1999
                                  -------------   -------------   -----------   ------------   -------------
                                                                (IN THOUSANDS)
REVENUES
Cable...........................      77,123          68,781          27,027        35,434          62,461
D-DTH...........................      55,692          51,239           8,230        10,675          18,905
Programming.....................      66,065          68,697          14,910        15,926          30,836
Corporate and Other.............          --              --              --            --              --
Intersegment elimination........     (60,158)        (55,134)        (12,149)      (15,095)        (27,244)
                                    --------        --------        --------       -------        --------
TOTAL...........................     138,722         133,583          38,018        46,940          84,958

OPERATING LOSS
Cable...........................     (53,076)        (44,581)        (26,923)      (11,936)        (38,859)
D-DTH...........................     (80,863)        (55,018)        (41,937)      (44,832)        (86,769)
Programming.....................     (39,184)        (71,858)        (45,859)      (28,094)        (73,953)
Corporate and Other.............     (12,090)         (7,507)         (4,768)      (13,937)        (18,705)
                                    --------        --------        --------       -------        --------
TOTAL...........................    (185,213)       (178,964)       (119,487)      (98,799)       (218,286)

EBITDA
Cable...........................       1,713           1,203          (8,765)        1,883          (6,882)
D-DTH...........................     (10,147)         (6,932)        (28,184)      (37,753)        (65,937)
Programming.....................     (16,325)        (48,491)        (36,507)      (25,083)        (61,590)
Corporate and Other.............     (12,090)         (7,507)         (4,751)      (13,919)        (18,670)
                                    --------        --------        --------       -------        --------
TOTAL...........................     (36,849)        (61,727)        (78,207)      (74,872)       (153,079)

    The period from January 1, 1999 through August 5, 1999 and the period from August 6, 1999 through December 31, 1999 are referred to herein as the "seven months of 1999" and "five months of 1999", respectively. This presentation reflects the August 6, 1999, merger of the Company into a wholly-owned subsidiary of UPC. All other references to the period ended July 31, 1999 or balances as of July 31, 1999 should be construed as relating to the period from January 1, 1999 through August 5, 1999 or August 5, 1999, respectively. All other references to the period ended December 31, 1999 should be construed as relating to the period from August 6, 1999 through December 31, 1999.

    All references to the year ended December 31, 1999 herein represent an aggregation of the seven months of 1999 and the five months of 1999. No adjustments have been made to the seven months of 1999 for the effect of the August 6, 1999 merger of the Company into a wholly-owned subsidiary of UPC.

2001 COMPARED WITH 2000

    CABLE SEGMENT

    REVENUE.  Revenue from the Company's cable operations increased
$8.3 million or 12.1% from $68.8 million for the year ended December 31, 2000, to $77.1 million for the year ended December 31,

2001. This increase was primarily attributable to appreciation of the Polish zloty against the U.S. dollar, as well as an increase in monthly subscription rates for cable television service. Additionally, approximately $1.6 million, or 2.1%, of cable revenues for fiscal year 2001 were attributable to the Company's Internet service offering, which was first offered in December 2000.

    Revenue from monthly subscription fees as a percentage of total cable revenue decreased 1.8% from 97.3% for the year ended December 31, 2000 to 95.5% for the year ended December 31, 2001. During the year ended December 31, 2001, the Company generated approximately $4.6 million in revenue from premium services due primarily to provision of HBO Poland and Wizja Sport channels to cable subscribers, as compared to $4.5 million for the year ended December 31, 2000 (although the Company expanded Wizja Sport into its basic package as of March 24, 2001 and closed it as of December 31, 2001).

    DIRECT OPERATING EXPENSES.  Direct operating expenses increased
$5.5 million, or 12.2%, from $45.1 million for the year ended December 31, 2000, to $50.6 million for the year ended December 31, 2001, principally as a result of an increase in programming related expenses. Direct operating expenses remained constant at 65.6% of revenues for the years ended December 31, 2000 and 2001. Excluding the intersegment charge for Wizja TV programming package, direct operating expenses as a percentage of revenue would have been 30.0% and 33.3% for the years ended December 31, 2000 and 2001, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.3 million, or 10.2%, from $22.5 million for the year ended December 31, 2000 to $24.8 million for the year ended
December 31, 2001, principally as a result of increases in administrative expenses such as costs associated with billing customers and information system costs related to the Company's information technology department. Selling, general and administrative expenses decreased from 32.7% of revenues for the year ended December 31, 2000 to 32.2% for the year ended December 31, 2001.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $9.0 million, or 19.7%, from $45.8 million for the year ended December 31, 2000, to $54.8 million for the year ended December 31, 2001, principally as a result of the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 66.6% for the year ended December 31, 2000 to 71.1% for the year ended December 31, 2001.

    OPERATING LOSS. Each of these factors contributed to an operating loss for the cable segment of $53.1 million for the year ended December 31, 2001, compared to an operating loss of $44.6 million for the year ended December 31, 2000.

    D-DTH SEGMENT

    Given the disposition of the D-DTH assets on December 7, 2001, the results presented below refer to the period from January 1, 2001 to December 7, 2001.

    REVENUE. D-DTH revenue increased $4.5 million or 8.8% from $51.2 million for the year ended December 31, 2000 to $55.7 million for the period through December 7, 2001. This increase is primarily due to the appreciation of the Polish zloty against the U.S. dollar.

    DIRECT OPERATING EXPENSES.  Direct operating expenses increased
$10.5 million or 28.1% from $37.4 million for the year ended December 31, 2000, to $47.9 million for the year ended December 31, 2001. These increases were principally the result of an increase in programming and customer services related expenses. Direct operating expenses increased from 73.0% of revenue for the year ended December 31, 2000 to 86.0% for the period through December 7, 2001.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $2.8 million or 13.5% from $20.8 million for the year ended December 31, 2000 to $18.0 million for the year ended
December 31, 2001. This decrease is a result of a decrease in selling and marketing expenses. As a percentage of revenue, selling, general and administrative expenses decreased from 40.6% of revenue for the year ended December 31, 2000 to 32.3% of revenue for the period through December 7, 2001.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization charges increased $8.0 million or 19.8% from $40.4 million for the year ended
December 31, 2000, to $48.4 million for the year ended December 31, 2001, principally as a result of depreciation costs related to our investment in fiscal year 2000 in a large number of D-DTH decoders. Depreciation and amortization expense as a percentage of revenues increased from 78.9% for the year ended December 31, 2000, to 86.9% for the period through December 7, 2001.

    OPERATING LOSS. Each of these factors contributed to an operating loss of $55.0 million attributable to the D-DTH segment for the year ended December 31, 2000, compared to an operating loss of $80.9 million for the period through December 7, 2001.

PROGRAMMING SEGMENT

    REVENUE. Programming revenue decreased $2.6 million or 3.8% from $68.7 million for the year ended December 31, 2000 to $66.1 million for the year ended December 31, 2001, principally due to a decrease in revenue generated from third parties of $7.7 million for the year ended December 31, 2001 as a result of decreased rates charged these third parties. Revenue from the provision of the Wizja TV programming package to the Company's cable and DTH systems, which was eliminated as a result of the consolidation of the Company's financial results, represented $55.1 million and $60.2 million, or 80.2% and 91.1% of programming revenue, for the years ended December 31, 2000 and 2001, respectively.

    DIRECT OPERATING EXPENSES.  Direct operating expenses decreased
$31.9 million or 30.4% from $104.9 million for the year ended December 31, 2000 to $73.0 million for the year ended December 31, 2001. These decreases were principally the result of discontinuing Wizja Jeden. Direct operating expenses decreased from 152.7% of revenue for the year ended December 31, 2000 to 110.4% for the year ended December 31, 2001.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $2.9 million or 23.6% from $12.3 million for the year ended December 31, 2000 to $9.4 million for the year ended
December 31, 2001. This decrease was attributable to a decrease in administrative expenses as a result of discontinuation of the Company's proprietary channels. As a percentage of revenue, selling, general and administrative expenses decreased from 17.9% for the year ended December 31, 2000, to 14.2% for the year ended December 31, 2001.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization charges decreased $0.5 million or 2.1% from $23.4 million for the year ended
December 31, 2000 to $22.9 million for the year ended December 31, 2001, principally as a result of appreciation of the U.S dollar against the British pound. Depreciation and amortization expense as a percentage of revenues increased from 34.1% for the year ended December 31, 2000, to 34.6% for the year ended December 31, 2001.

    OPERATING LOSS. Each of these factors contributed to an operating loss of $71.9 million for the year ended December 31, 2000 compared to an operating loss of $39.2 million for the year ended December 31, 2001.

CORPORATE SEGMENT

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Corporate segment consists of corporate overhead costs. The Company continues to evaluate opportunities for improving its operations and reducing its cost structure. Corporate net expenses increased by $4.6 million or 61.3% from $7.5 million for the year ended
December 31, 2000, to $12.1 million for the year ended December 31, 2001. The increase was primarily attributable to management fees charged to the Company by UPC.

NON OPERATING RESULTS:

    LOSS ON DISPOSAL OF D-DTH ASSETS. As a result of the Canal+ merger, the Company recognized a loss of $428.1 million.

    INTEREST AND INVESTMENT INCOME. Interest and investment income increased $0.3 million, or 23.1%, from $1.3 million for the year ended December 31, 2000 to $1.6 million for the year ended December 31, 2001, primarily due to an increase in our average cash balances held in interest-bearing accounts during fiscal year 2001.

    INTEREST EXPENSE. Interest expense increased $21.5 million, or 29.1%, from $74.0 million for the year ended December 31, 2000 to $95.5 million for the year ended December 31, 2001, primarily due to increased interest expense associated with notes payable to UPC and its affiliates which results from an increase in the principal amount of approximately $79.0 million during 2001.

    EQUITY IN LOSSES BY AFFILIATED COMPANIES.  The Company recorded
$14.5 million of equity in losses by affiliated companies for the year ended December 31, 2001, compared to only $0.9 million of equity in losses by affiliated companies for the year ended December 31, 2000. This equity in losses resulted from the Company's (i) 50% investment in Twoj Styl, a publishing company, (ii) its 20% investment in Fox Kids Poland, a channel content provider,
(iii) its 30% investment in Mazowiecki Klub Sportowy Sportowa Spolka Akcyjna, a Polish basketball team, and (iv) its 25% investment in TKP. The 2001 increase in losses primarily results from the TKP losses, and also from the losses on disposal of Twoj Styl and Mazowiecki Klub Sportowy Sportowa Spolka Akcyjna of $1.5 million and $5.0 million, respectively.

    FOREIGN EXCHANGE GAINS AND LOSSES, NET. For the year ended December 31, 2001, the Company's foreign exchange loss amounted to $27.5 million, as compared to a foreign exchange gain of $3.4 million for fiscal year 2000. The change from foreign exchange gain in the year ended December 31 2000, to the foreign exchange loss for the year ended December 31, 2001, is primary due to the realized foreign exchange loss of $25.7 million on disposition of the Company's D-DTH assets, Twoj Styl and Mazowiecki Klub Sportowy Sportowa Spolka Akcyjna.

    NET LOSS. For the years ended December 31, 2000 and 2001, the Company had net losses of $248.8 million and $749.5 million, respectively. These losses were the result of the factors discussed above.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDER. Net loss applicable to common stockholder increased from a loss of $248.8 million for the year ended December 31, 2000 to a loss of $749.5 million for the year ended December 31, 2001 due to the factors discussed above.

2000 COMPARED WITH 1999

CABLE SEGMENT

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

    OPERATING LOSS. Each of these factors contributed to an operating loss of $86.8 million for the year ended December 31, 1999 compared to an operating loss of $55.0 million for the year ended December 31, 2000.

PROGRAMMING SEGMENT

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

CORPORATE SEGMENT

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

    INTEREST AND INVESTMENT INCOME. Interest and investment income decreased $2.3 million, or 63.9%, from $3.6 million for the year ended December 31, 1999 to $1.3 million for the year ended December 31, 2000, primarily due to reduction of cash balances held in investment funds and decrease in interest rates.

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

    Since the acquisition of all of the outstanding stock of the Company by UPC on August 6, 1999, the Company has met its capital requirements primarily through capital contributions and loans from UPC and its affiliates.

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

    The Company is in compliance with these covenants. However, as discussed further in Note 4 to the Company's consolidated financial statements, there is a risk that the Company could trigger an Event of Default under its indentures by violating one or more of the covenants set forth above during 2002. The Company has assessed this risk and determined that an Event of Default is not "virtually certain" to occur. Accordingly, the Company continues to reflect these notes as long-term.

    The indentures governing each of the UPC Polska Notes, Series C Notes, Discount Notes and the PCI Notes provide that, following a Change of Control (as defined therein), each noteholder had the right, at such holder's option, to require the respective issuer to offer to repurchase all or a portion of such holder's notes at the repurchase prices, described below. The Company believes that the August 6, 1999 acquisition by UPC of the Company constituted a Change of Control. Accordingly, UPC Polska and PCI made offers to repurchase (the "Offers") from the holders the UPC Polska Notes, Series C Notes, Discount Notes and the PCI Notes. The Offers expired at 12:01 PM, New York City time, on November 2, 1999.

    In accordance with the terms of the indentures governing the UPC Polska Notes, Series C Notes, Discount Notes and the PCI Notes, the Company was required to offer to repurchase the UPC Polska Notes, Series C Notes, Discount Notes at 101% of their accreted value at maturity on the expiration date plus accrued and unpaid interest and PCI was required to offer to repurchase the PCI Notes at the purchase price of 101% of principal. As of August 5, 1999, UPC Polska had $376,943,000 aggregate principal amount at maturity of UPC Polska Notes, Series C Notes, Discount Notes outstanding and PCI had $129,668,000 aggregate principal amount at maturity of PCI Notes outstanding. Pursuant to the Offer, UPC Polska has purchased $49,139,000 aggregate principal amount of UPC Polska Notes, Series C Notes and Discount Notes for an aggregate price of $26,455,014 and PCI has purchased $113,237,000 aggregate principal amount of PCI Notes for an aggregate price of $114,369,370.

    UPC financed the Company's repurchase of the UPC Polska Notes, Series C Notes, Discount Notes and PCI Notes and the Company's operating activities by making loans of $217.3 million to the Company in the fourth quarter of 1999.

    The Company purchased 14,000 shares of Mandatorily Redeemable Debenture Stock issued by PCI for $140 million to fund PCI's purchase of the PCI Notes, as well as operations. The Company used a portion of the proceeds of the loans from UPC to purchase the Mandatorily Redeemable Debenture Stock. The Mandatorily Redeemable Debenture Stock is redeemable on December 31, 2003 at the issue price plus interest of 10% per annum compounded annually. To secure its obligations under the Mandatorily Redeemable Debenture Stock, PCI has pledged to the Company notes issued to it by its subsidiary PCBV with an aggregate principal amount of $176,815,000 as of December 31, 2001. The PCI Noteholders are equally and ratably secured by the pledge in accordance with the terms of the PCI Indenture.

    In 2001, UPC directly or through its affiliates made capital contributions of $48.5 million and additional loans of $40.5 million to the Company. This compares to additional loans and capital contributions of $115.1 million and $50.6 million, respectively, made by UPC in 2000. On December 31, 2001, the Company had, on a consolidated basis, approximately $865.6 million aggregate principal amount of indebtedness outstanding, of which $444.5 million was owed to UPC and its affiliates. All of the loans from UPC and its affiliates to UPC Polska bear interest at 11.0% per annum, and mature in 2007 and 2009. Loans from UPC with an aggregate principal amount of $150.0 million have been subordinated to the UPC Polska Notes, the Series C Notes and the Discount Notes. The loans from UPC have been used primarily for the repurchase of the UPC Polska Notes, Series C Notes, Discount Notes and the PCI Notes, to fund capital expenditures, operating losses and working capital primarily related to the development and operation of the Company's D-DTH business, and for general corporate purposes and certain other investments, including the acquisition of cable television networks and certain minority interests in our subsidiaries which were held by unaffiliated third parties.

    The Company had negative cash flows from operating activities of $19.1 million for the year ended December 31, 2001, $62.3 million for the year ended December 31, 2000 and $143.2 million for the year ended December 31, 1999, primarily due to the significant operating costs associated with the D-DTH service and the Wizja TV programming platform.

    Cash used for the purchase and build-out of the Company's cable television networks, purchase of D-DTH equipment including set top decoders, and the purchase of other property, plant, and equipment was $60.6 million in 2001, $124.2 million in 2000 and $51.0 million in 1999.

    The restricted cash caption presented on the Company's balance sheet at December 31, 2001 represents the Company's additional funding commitment to TKP of 30 million Euros (approximately $26.8 million) fulfilled as of February 1, 2002. The Company has approximately $114.9 million of unrestricted cash as of December 31, 2001. The Company received net cash proceeds, as defined, of approximately $82.9 million, as defined, from the Canal+ merger. In 2001, the Company also received $7.0 million in net cash proceeds, as defined, from the sale of its 50% investment in Twoj Styl, a publishing company. Cash paid by the Company in connection with the disposition of its 30% interest in Mazowiecki Klub Sportowy Sportowa Spolka Akcyjna, a basketball team, amounted to $4.2 million.

    Pursuant to the indentures governing each of the UPC Polska Notes, Series C Notes and Discount Notes, discussed in more detail in Note 13 to the Company's consolidated financial statements, the Company is required to use the net cash proceeds from the sale of assets within 12 months from the transaction date for certain limited purposes. These include:

    - to permanently repay or prepay senior bank indebtedness or any unsubordinated indebtedness of the Company;

    - to invest in any one or more businesses engaged, used or useful in the Company's cable, D-DTH or programming businesses; or

    - to invest in properties or assets that replace the properties and assets sold.

    Accordingly, as of December 31, 2001, $89.9 million, net of costs associated with the Canal+ merger of $23.7 million and $0.3 million related to the Twoj Styl sale, of the Company's cash and cash equivalents were subject to these limitations imposed by the Company's indentures. The Company is currently evaluating and discussing with UPC and its affiliates the potential uses for these net cash proceeds from the Canal+ merger and the Twoj Styl disposition.

    On December 31, 2001, the Company was committed to pay at least
$133.7 million in guaranteed payments (including but not limited to payments of guaranteed minimum amounts due under programming agreements over the next eight years), of which at least approximately $23.7 million was committed through the end of 2002. In connection with the disposition of the DTH business, TKP assumed the Company's previous obligations under certain contracts. Pursuant to the definitive agreements governing the Canal+ merger and the contracts which TKP assumed, the Company remains contingently liable for performance under those contracts. As of December 31, 2001, management estimates the potential exposure for contingent liability on these assumed contracts to be $70.1 million.

    The following table presents the Company's minimum future commitments under its programming and lease contracts.

                                                                               2007 AND
                         2002       2003       2004       2005       2006     THEREAFTER    TOTAL
                       --------   --------   --------   --------   --------   ----------   --------
                                                      (IN THOUSANDS)
Building.............  $   339    $    --    $    --    $    --     $   --      $    --    $    339
Conduit..............    1,019          4         --         --         --           --       1,023
Car..................       15         15         11         --         --           --          41
Programming..........   22,211     19,804     16,812     13,406      6,124       53,860     132,217
Other................       56         --         --         --         --           --          56
Headend..............       28         --         --         --         --           --          28
                       -------    -------    -------    -------     ------      -------    --------
TOTAL................  $23,668    $19,823    $16,823    $13,406     $6,124      $53,860    $133,704
                       =======    =======    =======    =======     ======      =======    ========
Assumed contracts....   16,936     11,590      9,752      8,134        597       23,083      70,092

    As of December 31, 2001, the Company had negative working capital. In addition to its contractual commitments described in the table above, the Company has interest payment and principal repayment obligations related to the PCI Notes and the UPC Polska Notes, Series C Notes and Discount Notes. Specifically, in 2003, the Company will be required to fulfill its principal repayment obligation of approximately $14.5 million in principal amount plus interest under the PCI Notes, and the Company will be required to commence cash interest payments under the UPC Polska Notes, Discount Notes and Series C Notes aggregating approximately $50.8 million per annum in 2004 and approximately $69.2 million per annum in 2005, and thereafter. The Company also had approximately $17.0 million in principal amount in outstanding notes payable to former minority stockholders of PCBV, as of December 31, 2001, although as of the date of this Annual Report filed on Form 10-K, only $10.0 million in principal amount remains outstanding. The Company intends to repay this amount in 2002. Although the Company had anticipated being able to rely on UPC to meet these and other payment obligations, given UPC's liquidity concerns, the Company is not certain that it will receive any financing from UPC. The Company also has an aggregate of approximately $44.3 million in interest payments due to UPC in 2002 on its currently outstanding indebtedness. In prior years, UPC has permitted the Company to defer payment of interest owing it. The Company, however, has no assurances that UPC will permit such deferral in 2002.

    The Company, since its August 6, 1999 merger, has relied completely on funding from its shareholder UPC and UPC's affiliates. As a result of UPC's decision to not make interest payments on its senior notes and senior discount notes on February 1, 2002, and its failure to make the interest payments prior to the expiration of the applicable 30-day grace period, these actions constituted Events of Default pursuant to UPC's senior notes and senior discount notes. The occurrence of these Events of Default gave the related trustees under the indebtedness, or requisite number of holders of such notes, the right to accelerate the maturity of all of UPC's senior notes and senior discount notes and then to foreclose on the collateral securing these notes. As of the date of the filing of this Annual Report on Form 10-K, neither any of the trustees for the respective notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under these notes. UPC has entered into a Memorandum of Understanding which is a non-binding agreement to enter into negotiations with UnitedGlobalCom, Inc., UPC's parent to attempt to reach agreement on a means to restructure UPC's indebtedness.

    The Company's loan agreements with UPC contain various covenants, including a provision which provides UPC with the ability to declare the loans immediately due and payable if in its opinion, a material adverse change has occurred in the business, operations, prospects or condition (financial or otherwise) of the Company or any of its subsidiaries or, if in the opinion of UPC, any event or circumstance has occurred that could have a material adverse effect on the Company's ability to fulfill its obligations under the loan agreement in question. Additionally, one of the loan agreements with a UPC affiliate (which had a balance of $17.6 million outstanding as of December 31, 2001, and $13.3 million outstanding as of February 28, 2002) contains a provision, which would require the Company to accelerate payment of the outstanding amount if there is an Event of Default under either of the UPC senior notes which is not cured or waived within the applicable grace period and which causes those notes to be accelerated. As of the date of filing this Annual Report on Form 10-K, the Company has not received any notification that the UPC senior notes have been accelerated. However, as a result of the UPC Events of Default, the UPC senior notes are classified as current rather than long-term obligations. In the event UPC or its affiliate accelerates payment owed to them by the Company under their loans, the Company would likely not have sufficient funds or available borrowings to repay those notes. If the Company were to default on its loan payments to UPC or its affiliates, or if payment of any debt of the Company in excess of $15.0 million is accelerated, the acceleration clauses in the indentures governing the UPC Polska Notes, the Series C Notes or Discount Notes may be triggered, requiring those notes to be paid off as well, and the Company would likely not have sufficient funds or available borrowings to repay those notes.

    If the Company is unable to rely on UPC for financial support, it will have to meet its payment obligations with cash on hand and with funds obtained from public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, UPC, and UnitedGlobalCom, Inc., UPC's parent. The Company's cash on hand will be insufficient to satisfy all of its obligations, and the Company cannot be certain that it will be able to obtain the necessary financing at all, or on terms that will be favorable to the Company. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancings that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company.

CURRENT OR ACCUMULATED EARNINGS AND PROFITS

    For the fiscal year ended December 31, 2001, the Company had no current or accumulated earnings and profits. Therefore, none of the interest which accreted during the fiscal year ended December 31, 2001 with respect to the Company's
14 1/2% Senior Discount Notes due 2008, 14 1/2% Series B Discount Notes due 2008, 14 1/2% Senior Discount Notes due 2009, 14 1/2% Series B Discount Notes due 2009 and its Series C Senior Discount Notes will be deemed to be a "Dividend Equivalent Portion" as such term is defined in Section 163(e)(5)(B) of the Internal Revenue Code, as amended.

NEW ACCOUNTING PRINCIPLES

ADOPTED

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards(SFAS) No.133, "Accounting for Derivative and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS 133 did not have a material impact on the Company's financial position, as it does not have any derivative instruments.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," ("SFAS 141"), which is required to be adopted July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company has applied SFAS 141 to its only applicable transactions, the purchases of the minority interests in TKP and PCBV in December 7, 2002 and August 28, 2001, respectively.

TO BE ADOPTED

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of SFAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective
January 1, 2002, we are required to apply all other provisions of SFAS 142. We are currently evaluating the potential impact, if any, the adoption of SFAS 142 will have on our financial position and results of operations.

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not anticipated to have a material impact on our financial position or results of operations.

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed. We are currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on our financial position and results of operation. We expect that we will have our SFAS 144 evaluation completed during the fourth quarter of 2002. At this point, management is aware that the adoption of SFAS 144 could result in material adjustments to its long-lived assets and its statement of operations during 2002. See Notes 8 and 9 to the financial statements for further discussion of the Company's long-lived assets which total $513.3 million, including intangible assets of $370.1 million, which could be impacted as a result of the adoption of SFAS 144.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

    The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is foreign exchange rate risk from fluctuations in the Polish zloty currency exchange rate. The Company's long term debt is primarily subject to a fixed rate, and therefore the Company is neither materially benefited nor materially disadvantaged by variations in interest rates. The Company's major programming commitments are denominated in US dollars or Euros. The Company revenues from subscribers are in Polish zloty.

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

    International operations constitute 100% of the Company's 2001 consolidated operating loss. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

    The Company estimates that a further 10% change in foreign exchange rates would impact operating loss by approximately $2.4 million. In other terms a 10% depreciation of the Polish zloty against the U.S. dollar, would result in a $2.4 million decrease in the reported operating loss for the year ended December 31, 2001. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

    Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 7.3% in 1999, approximately 10.1% in 2000 and approximately 5.5% in 2001. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991. The zloty depreciated against the U.S. dollar by approximately 17.4% for the year ended December 31, 1999. However for the years ended December 31, 2000 and 2001, the zloty appreciated against the U.S. dollar by approximately 0.12% and

3.80%, respectively. Inflation and currency exchange fluctuations may have a material adverse effect on the business, financial condition and results of operations of the Company.

                                    AMOUNT OUTSTANDING
                                    AS OF DECEMBER 31,
                                           2001                         EXPECTED REPAYMENT AS OF DECEMBER 31,
                                    -------------------   -----------------------------------------------------------------
                                      BOOK       FAIR                                                             2007 AND
                                     VALUE      VALUE       2002       2003       2004       2005       2006     THEREAFTER
                                    --------   --------   --------   --------   --------   --------   --------   ----------
                                                                        (IN THOUSANDS)
Notes payable to former PCBV
  minority shareholders...........  $ 17,000   $17,000    $17,000    $    --     $   --      $ --       $ --      $     --
UPC Polska Senior Discount Notes
  due 2009, net of discount.......   184,559    28,658         --         --         --        --         --       184,559
UPC Polska Series C Senior
  Discount Notes due 2008, net of
  discount........................    16,749     2,975         --         --         --        --         --        16,749
UPC Polska Senior Discount Notes
  due 2008, net of discount.......   187,893    32,523         --         --         --        --         --       187,893
PCI Notes, net of discount........    14,509    14,509         --     14,509         --        --         --            --
Bank Rozwoju Exportu S.A.
  Deutsche - Mark facility........       407       407        407         --         --        --         --            --
                                    --------   -------    -------    -------     ------      ----       ----      --------
  Total...........................  $421,117   $96,072    $17,407    $14,509     $   --      $ --       $ --      $389,201
                                    ========   =======    =======    =======     ======      ====       ====      ========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholder of UPC Polska, Inc.:

    We have audited the accompanying consolidated balance sheets of UPC Polska, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, changes in stockholder's equity and cash flows for the years ended December 31, 2001 and 2000, and for the periods from January 1, 1999 through August 5, 1999 and from August 6, 1999 through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UPC Polska, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, and for the periods from January 1, 1999 through August 5, 1999 and from August 6, 1999 through December 31, 1999, in conformity with accounting principles generally accepted in the United States.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 4 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a negative working capital and a shareholder's deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Arthur Andersen Sp. z o.o.

Warsaw, Poland
March 31, 2002

                                UPC POLSKA, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                               SUCCESSOR      SUCCESSOR
                                                                (NOTE 3)       (NOTE 3)
                                                              ------------   ------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
                                  ASSETS
Current assets:
  Cash and cash equivalents (note 4)........................   $  114,936     $    8,879
  Restricted cash (note 2)..................................       26,811             --
  Trade accounts receivable, net of allowance for doubtful
    accounts of $2,881 in 2001 and $8,685 in 2000
    (note 6)................................................       11,061         18,627
  Programming and broadcast rights (note 10)................           --         10,317
  VAT recoverable...........................................          323          1,625
  Prepayments...............................................          790          5,354
  Receivables from TKP......................................       10,082             --
  Other current assets......................................           95          1,430
                                                               ----------     ----------
    Total current assets....................................      164,098         46,232
                                                               ----------     ----------
Property, plant and equipment (note 8):
  Cable system assets.......................................      166,955        151,417
  D-DTH equipment...........................................           --        165,369
  Construction in progress..................................          783         11,730
  Vehicles..................................................        1,697          2,081
  Office, furniture and equipment...........................       12,300         17,786
  Other.....................................................       16,063          5,371
                                                               ----------     ----------
                                                                  197,798        353,754
  Less accumulated depreciation.............................      (54,592)       (62,242)
                                                               ----------     ----------
    Net property, plant and equipment.......................      143,206        291,512

Inventories for construction................................        4,035          6,596
Due from UPC affiliates.....................................           --         12,469
Intangible assets, net (note 9).............................      370,062        862,116
Investment in affiliated companies (note 11)................       24,530         16,229
                                                               ----------     ----------
    Total assets............................................   $  705,931     $1,235,154
                                                               ==========     ==========
            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................   $   54,578     $   95,631
  Due to UPC and its affiliates.............................          109          5,190
  Due to TKP................................................       26,811             --
  Accrued interest..........................................          240            236
  Deferred revenue..........................................        2,734          7,964
  Notes payable and accrued interest to UPC and its
    affiliates (note 13)....................................      444,479             --
  Current portion of notes payable (note 13)................       17,407             --
                                                               ----------     ----------
    Total current liabilities...............................      546,358        109,021
                                                               ----------     ----------
Long-term liabilities:
  Notes payable (note 13)...................................      403,710        355,945
  Notes payable and accrued interest to UPC and its
    affiliates (note 13)....................................           --        365,497
  Other long term liabilities...............................           --          1,469
                                                               ----------     ----------
    Total liabilities.......................................      950,068        831,932
                                                               ----------     ----------

Commitments and contingencies (notes 4, 19 and 22)

Stockholder's equity/(deficit) (note 1):
  Common stock, $.01 par value; 1,000 shares authorized,
    issued and outstanding as in 2001 and in 2000...........           --             --
  Paid-in capital...........................................      911,562        863,111
  Accumulated other comprehensive loss......................      (13,233)       (66,901)
  Accumulated deficit.......................................   (1,142,466)      (392,988)
                                                               ----------     ----------
    Total stockholder's equity/(deficit)....................     (244,137)       403,222
                                                               ----------     ----------
    Total liabilities and stockholder's equity..............   $  705,931     $1,235,154
                                                               ==========     ==========

          See accompanying notes to consolidated financial statements.

                                UPC POLSKA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             PREDECESSOR
                                                           SUCCESSOR (NOTE 3)                  (NOTE 3)
                                               -------------------------------------------   ------------
                                                                             PERIOD FROM     PERIOD FROM
                                                                           AUGUST 6, 1999     JANUARY 1,
                                                                               THROUGH       1999 THROUGH
                                                YEAR ENDED DECEMBER 31,     DECEMBER 31,      AUGUST 5,
                                               -------------------------   ---------------   ------------
                                                  2001          2000            1999             1999
                                               -----------   -----------   ---------------   ------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.....................................   $ 138,722     $ 133,583       $  38,018       $  46,940
Operating expenses:
  Direct operating expenses..................     111,270       132,154          69,351          70,778
  Selling, general and administrative
    expenses.................................      64,301        63,156          46,874          51,034
  Depreciation and amortization..............     126,042       109,503          40,189          23,927
  Impairment of D-DTH equipment (note 8).....      22,322         7,734           1,091              --
                                                ---------     ---------       ---------       ---------
Total operating expenses.....................     323,935       312,547         157,505         145,739

  Operating loss.............................    (185,213)     (178,964)       (119,487)        (98,799)

Loss on disposal of D-DTH business (note
  2).........................................    (428,104)           --              --              --
Interest and investment income...............       1,560         1,329             731           2,823
Interest expense.............................     (95,538)      (73,984)        (24,459)        (28,818)
Equity in losses of affiliated companies.....     (14,548)         (895)           (291)         (1,004)
Foreign exchange gain/(loss), net............     (27,511)        3,397          (2,637)         (2,188)
Other income.................................          --           591           1,977              --
                                                ---------     ---------       ---------       ---------
  Loss before income taxes...................    (749,354)     (248,526)       (144,166)       (127,986)
Income tax expense (note 12).................        (124)         (285)            (11)            (30)
                                                ---------     ---------       ---------       ---------
  Net loss...................................    (749,478)     (248,811)       (144,177)       (128,016)
Accretion of redeemable preferred stock......          --            --              --          (2,436)
                                                ---------     ---------       ---------       ---------
Net loss applicable to holders of common
  stock......................................   $(749,478)    $(248,811)      $(144,177)      $(130,452)
                                                =========     =========       =========       =========
Basic and diluted net loss per common share
  (note 16)..................................         N/A           N/A             N/A       $   (3.90)
                                                =========     =========       =========       =========

          See accompanying notes to consolidated financial statements.

                                UPC POLSKA, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                            PREDECESSOR
                                                         SUCCESSOR (NOTE 3)                   (NOTE 3)
                                            --------------------------------------------   --------------
                                                                           PERIOD FROM
                                                                          AUGUST 6, 1999    PERIOD FROM
                                             YEAR ENDED     YEAR ENDED       THROUGH         JANUARY 1,
                                            DECEMBER 31,   DECEMBER 31,    DECEMBER 31,     1999 THROUGH
                                                2001           2000            1999        AUGUST 5, 1999
                                            ------------   ------------   --------------   --------------
                                                                   (IN THOUSANDS)
Net loss..................................    $(749,478)     $(248,811)     $(144,177)        $(128,016)
Other comprehensive income/(loss):
  Translation adjustment..................       53,668         (5,489)       (61,412)          (21,327)
                                              ---------      ---------      ---------         ---------
Comprehensive loss........................    $(695,810)     $(254,300)     $(205,589)        $(149,343)
                                              =========      =========      =========         =========

          See accompanying notes to consolidated financial statements.

                                UPC POLSKA, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

                                PREFERRED STOCK          COMMON STOCK
                              -------------------   -----------------------   PAID-IN
                               SHARES     AMOUNT       SHARES       AMOUNT    CAPITAL
                              --------   --------   ------------   --------   --------
                                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance January 1, 1999
  Predecessor...............       --    $     --     33,310,000     $333     $237,954
Proceeds from issuance of
  preferred stock...........    5,000      28,812             --       --       19,483
Accretion of redeemable
  preferred stock...........       --       2,436             --       --       (2,436)
Warrants attached to Senior
  Discount Notes............       --          --             --       --        7,452
Proceeds from issuance of
  common stock..............       --          --         96,000        1          195
Proceeds from exercise of
  warrants..................       --          --        538,616        5        6,441
Translation adjustment......       --          --             --       --           --
Net loss....................       --          --             --       --           --
                               ------    --------   ------------     ----     --------
Balance August 5, 1999,
  Predecessor (note 3)......    5,000      31,248     33,944,616      339      269,089
                               ------    --------   ------------     ----     --------
Warrants exercise...........       --          --             --       --          146
Issuance of common stock....       --          --          1,000       --           --
Purchase accounting
  adjustments...............   (5,000)    (31,248)   (33,944,616)    (339)     543,314
                               ------    --------   ------------     ----     --------
Balance August 6, 1999,
  Successor.................       --          --          1,000       --      812,549
Translation adjustment......       --          --             --       --           --
Net loss....................       --          --             --       --           --
                               ------    --------   ------------     ----     --------
Balance December 31, 1999,
  Successor (note 3)........       --          --          1,000       --      812,549
Translation adjustment......       --          --             --       --           --
Net loss....................       --          --             --       --           --
Additional paid in capital
  from UPC (Note 17)........       --          --             --       --       50,562
                               ------    --------   ------------     ----     --------
Balance December 31, 2000,
  Successor (Note 3)........       --          --          1,000       --      863,111
Translation adjustment......       --          --             --       --           --
Net loss....................       --          --             --       --           --
Additional paid in capital
  from UPC (Note 17)........       --          --             --       --       48,451
                               ------    --------   ------------     ----     --------
Balance December 31, 2001,
  Successor (Note 3)........       --    $     --          1,000     $ --     $911,562
                               ======    ========   ============     ====     ========

                              ACCUMULATED OTHER
                                COMPREHENSIVE      ACCUMULATED
                                     LOSS            DEFICIT        TOTAL
                              ------------------   ------------   ---------
                                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance January 1, 1999
  Predecessor...............       $   (467)       $  (204,164)   $  33,656
Proceeds from issuance of
  preferred stock...........             --                 --       48,295
Accretion of redeemable
  preferred stock...........             --                 --           --
Warrants attached to Senior
  Discount Notes............             --                 --        7,452
Proceeds from issuance of
  common stock..............             --                 --          196
Proceeds from exercise of
  warrants..................             --                 --        6,446
Translation adjustment......        (21,327)                --      (21,327)
Net loss....................             --           (128,016)    (128,016)
                                   --------        -----------    ---------
Balance August 5, 1999,
  Predecessor (note 3)......        (21,794)          (332,180)     (53,298)
                                   --------        -----------    ---------
Warrants exercise...........             --                 --          146
Issuance of common stock....             --                 --           --
Purchase accounting
  adjustments...............         21,794            332,180      865,701
                                   --------        -----------    ---------
Balance August 6, 1999,
  Successor.................             --                 --      812,549
Translation adjustment......        (61,412)                --      (61,412)
Net loss....................             --           (144,177)    (144,177)
                                   --------        -----------    ---------
Balance December 31, 1999,
  Successor (note 3)........        (61,412)          (144,177)     606,960
Translation adjustment......         (5,489)                --       (5,489)
Net loss....................             --           (248,811)    (248,811)
Additional paid in capital
  from UPC (Note 17)........             --                 --       50,562
                                   --------        -----------    ---------
Balance December 31, 2000,
  Successor (Note 3)........        (66,901)          (392,988)     403,222
Translation adjustment......         53,668                 --       53,668
Net loss....................             --           (749,478)    (749,478)
Additional paid in capital
  from UPC (Note 17)........             --                 --       48,451
                                   --------        -----------    ---------
Balance December 31, 2001,
  Successor (Note 3)........       $(13,233)       $(1,142,466)   $(244,137)
                                   ========        ===========    =========

          See accompanying notes to consolidated financial statements.

                                UPC POLSKA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             PREDECESSOR
                                                                         SUCCESSOR (NOTE 3)                    (NOTE 3)
                                                            ---------------------------------------------   --------------
                                                                                             PERIOD FROM
                                                                                              AUGUST 6,      PERIOD FROM
                                                             YEAR ENDED      YEAR ENDED     1999 THROUGH      JANUARY 1,
                                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     1999 THROUGH
                                                                2001            2000            1999        AUGUST 5, 1999
                                                            -------------   -------------   -------------   --------------
                                                                                    (IN THOUSANDS)
Cash flows from operating activities:
  Net loss................................................    $(749,478)      $(248,811)      $(144,177)      $(128,016)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization.......................      126,042         109,503          40,189          23,927
      Amortization of notes payable discount and issue
        costs.............................................       48,604          42,510          16,838          19,209
      Loss on sale of D-DTH assets........................      428,104              --              --              --
      Equity in loss of affiliated companies..............       14,548             895             291           1,004
      Loss on disposal of property, plant and equipment...       15,653              --              --              --
      Impairment of D-DTH equipment.......................       22,322           7,734           1,091              --
      Unrealized foreign exchange gains and losses........       28,641          (4,447)          3,939              --
      Arbitration settlement..............................           --         (12,350)             --              --
      Other...............................................          697          (2,144)         (2,200)            619
      Changes in operating assets and liabilities:
        Accounts receivable...............................        5,690          (4,407)         (3,746)         (2,651)
        Other current assets..............................         (179)          4,394           1,647           6,985
        Programming and broadcast rights..................          (36)         (3,117)          5,208          (3,378)
        Accounts payable..................................       (5,921)         20,140           6,688             403
        Income taxes payable..............................           --              --             (85)             85
        Deferred revenue..................................       (1,418)          3,955           1,125           1,103
        Trade accounts receivable from UPC affiliates.....        3,235         (12,136)             --              --
        Trade accounts payable to UPC.....................          109           5,190           1,206              --
        Interest payable to UPC...........................       44,330          29,268           2,804              --
        Other.............................................           --           1,537           3,211           3,468
                                                              ---------       ---------       ---------       ---------
          Net cash used in operating activities...........      (19,057)        (62,286)        (65,971)        (77,242)
                                                              ---------       ---------       ---------       ---------
Cash flows from investing activities:
  Construction and purchase of property, plant and
    equipment.............................................      (60,568)       (124,180)        (27,021)        (24,034)
  Acquisition of minority shares..........................       (4,219)         (2,206)             --              --
  Other investment........................................           --              --            (237)         (1,753)
  Proceeds from sale of other investment..................        3,057              --              --              --
  Proceeds from sale of D-DTH assets, net of cash
    disposed..............................................      126,234              --              --              --
  Restricted cash.........................................      (26,811)             --              --              --
  Purchase of intangibles.................................       (1,298)         (2,401)           (308)             --
  Purchase of subsidiaries, net of cash received..........           --              --            (954)         (6,860)
                                                              ---------       ---------       ---------       ---------
          Net cash provided/(used) in investing
            activities....................................       36,395        (128,787)        (28,520)        (32,647)
                                                              ---------       ---------       ---------       ---------
Cash flows from financing activities:
  Net proceeds from issuance of stock and exercise of
    warrants..............................................           --              --             146           6,447
  Redemption of notes.....................................           --          (1,048)             --              --
  Proceeds from issuance of notes payable.................           --              --              --         109,755
  Proceeds from loans from UPC and its affiliates.........       40,493         115,068         217,012              --
  Additional capital from UPC.............................       48,451          50,562              --              --
  Proceeds from issuance of preferred stock and
    warrants..............................................           --              --              --          48,295
  Repayment of bonds payables.............................           --              --        (149,395)         (5,156)
  Repayment of notes payable..............................         (352)             --              --              --
                                                              ---------       ---------       ---------       ---------
          Net cash provided by financing activities.......       88,592         164,582          67,763         159,341
                                                              ---------       ---------       ---------       ---------
          Net increase/(decrease) in cash and cash
            equivalents...................................      105,930         (26,491)        (26,728)         49,452
          Effect of exchange rates on cash and cash
            equivalents...................................          127            (150)           (259)             --
Cash and cash equivalents at beginning of period..........        8,879          35,520          62,507          13,055
                                                              ---------       ---------       ---------       ---------
Cash and cash equivalents at end of period................    $ 114,936       $   8,879       $  35,520       $  62,507
                                                              =========       =========       =========       =========

          See accompanying notes to consolidated financial statements

                                UPC POLSKA INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

1.  ORGANIZATION AND FORMATION OF HOLDING COMPANY

    UPC Polska, Inc. (previously @Entertainment, Inc.), a Delaware corporation and wholly-owned subsidiary of United Pan-Europe Communications N.V. ("UPC") was established in May 1997. UPC Polska, Inc. succeeded Poland Communications, Inc. ("PCI") as the group holding company to facilitate an initial public offering of stock in the United States and internationally (the "IPO"). PCI was founded in 1990 by David T. Chase, a Polish-born investor. On August 6, 1999, UPC, through its wholly-owned subsidiary, Bison Acquisition Corporation ("Bison") acquired all of the outstanding shares of the Company. The period from January 1, 1999 through August 5, 1999 and the period from August 6, 1999 through December 31, 1999 are referred to herein as the "seven months of 1999" and "five months of 1999", respectively.

    UPC Polska, Inc. and its subsidiaries (the "Company") offer cable television and internet services to business and residential customers in Poland. Prior to December 7, 2001, its revenues were derived primarily from monthly basic and premium service fees for cable and digital satellite direct-to-home ("D-DTH") television services provided primarily to residential, rather than business, customers. In September 1998, the Company launched its D-DTH broadcasting service throughout Poland. In addition to developing and acquiring programming for distribution on its cable and D-DTH television networks, the Company distributed a branded digital encrypted platform of Polish-language programming under the brand name Wizja TV on its cable and D-DTH television networks. On December 7, 2001, the Company merged its existing D-DTH platform with the D-DTH and premium television business of Telewizja Korporacja Partycypacyjna S.A. ("TKP"), an entity controlled and operated by Group Canal+ S.A. ("Canal+"). The Company has a 25% equity interest in TKP. This transaction resulted in the discontinuance of the Company's D-DTH and programming businesses. (See Note 2 for further information.)

    At December 31, 2001, the Company's consolidated financial statements include wholly-owned PCI, @Entertainment Programming, Inc. ("@EPI")--United States corporations, At Entertainment Services Limited ("@ES")--a United Kingdom corporation, Wizja TV B.V. (previously Sereke Holding B.V. ("Wizja TV BV")--a Netherlands corporation and Atomic TV Sp. z o.o. (previously Ground Zero Media Sp. z o.o.) ("Atomic TV"), a Polish corporation. On December 7, 2001, two subsidiaries of the Company until such time, UPC Broadcast Centre Limited ("UPC Broadcast Centre Ltd"), a United Kingdom corporation, and Wizja TV Sp. Z o.o., a Polish corporation, were contributed to and merged into Telewizja Korporacja Partycypacyjna S.A. ("TKP") as part of the Company's transaction with Canal+. PCI owns 92.3% of the capital stock of Poland Cablevision (Netherlands) B.V. ("PCBV"), a Netherlands corporation and first-tier subsidiary of PCI. In addition, during the second quarter of 2000 and third quarter of 2001, Wizja TV B.V. purchased 1.4% and 6.3%, respectively, of the capital stock of PCBV. UPC Polska, PCI and PCBV are holding companies that directly or indirectly hold controlling interests in a number of Polish cable television companies, collectively referred to as the "UPC TK Companies". As of December 31, 2001, substantially all of the assets and operating activities of the Company were located in Poland.

2.  MERGER OF D-DTH BUSINESS

    On August 10, 2001, the Company, UPC, and Canal+, the television and film division of Vivendi Universal, announced the signing of a Shareholder Agreement and Contribution and Subscription Agreement ("Definitive Agreements") to merge their respective Polish D-DTH platforms, as well as the Canal+ Polska premium channel, to form a common Polish D-DTH platform (the "Canal+ Merger").

    The transaction contemplated by such agreements was consummated on December 7, 2001. As part of the transactions, the Company, through its affiliate Polska Telewizja Cyfrowa TV Sp. z o.o. ("PTC"), contributed UPC Broadcast Centre Ltd. and Wizja TV Sp. z o.o., respectively the Company's Polish and United Kingdom D-DTH businesses, to TKP, the Polish subsidiary of Canal+. The Company received 150.0 million euros (approximately $133.4 million as of December 7, 2001) in cash and PTC received a 25% ownership interest in TKP upon receipt of court approval and other legal matters in connection with the issuance of new TKP shares. In connection with the requirements of the Definitive Agreements, the Company was required to fund 30 million Euros
($26.8 million) at the final closing. Accordingly, this has been reflected as Restricted Cash in the December 31, 2001 Consolidated Balance Sheet. Additionally, the Company terminated the operation of Wizja Sport and transferred or assigned its economic benefits and obligations of programming agreements, to the extent that they were directly related to the D-DTH business.

    On February 1, 2002, the Company and Canal+ completed all Polish legal formalities in connection with the transaction. The Company funded TKP with
30.0 million euros (approximately $26.8 million as at December 7, 2001) in the form of a shareholder loan and registered its 25% investment in TKP with the Commercial Court in Poland. The Company has included the value of the shareholder loan in its valuation of the fair value of its 25% investment in TKP. Accordingly, based on the contractual liability, it has accrued this amount as due to TKP in the December 31, 2001 Consolidated Balance Sheet. As of February 2002, the Company began distribution of Canal+ Multiplex, a Polish-language premium package of three movie, sport and general entertainment channels, across its network on terms as specified in the Contribution and Subscription Agreement. The Company and TKP are currently negotiating the definitive long-term channel carriage agreement for carriage of Canal+ Multiplex.

    The total loss recognized on disposition of the Company's D-DTH assets amounts to $428.1 million and is composed of the following items:

PROCEEDS:
  Cash received.............................................  $ 133,380
  Value of 25% interest in TKP..............................     26,811
                                                              ---------
    Total Proceeds..........................................  $ 160,191
                                                              ---------
EXPENSES:
  Net assets of D-DTH business..............................  $ 320,222
  Write-off of programming goodwill.........................    217,561
  Loan to TKP...............................................     26,811
  Termination of programming agreements.....................     12,770
  Professional fees and other...............................     10,931
                                                              ---------
    Total Expenses..........................................    588,295
                                                              ---------
LOSS ON DISPOSAL............................................  $(428,104)
                                                              =========

    The Company valued its 25% ownership interest at $26,811,000, which represents the fair market value of this ownership on December 7, 2001, taking into consideration the loan to TKP. The Company also eliminated all aspects of its programming operations as a direct result of the D-DTH disposition and has included into the loss on disposition $217,561,000 related to the write-down of the programming goodwill. Additionally, the Company had numerous contractual arrangements which provided benefits to both the Company's cable operations and its D-DTH operations. The Company incurred numerous professional fees, including investment banking, legal, and accounting fees, in connection with the disposition, which totaled $10,931,000, of which $2,056,000 was paid as of

December 31, 2001. The following table presents selected financial data of the disposed D-DTH business as of December 7, 2001:

CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents.................................  $  5,090
  Property, plant and equipment, net........................    86,428
  Intangible assets, net....................................   252,936
  Total assets..............................................   374,483
  Net assets of D-DTH business..............................  $320,222
                                                              ========

    Pursuant to the indentures governing the Company's 14 1/2% Senior Discount Notes due 2008, Series C Discount Notes due 2008 and 14 1/2% Senior Discount Notes due 2009 (together, the "UPC Polska Notes"), discussed in more detail in
Note 13, the Company is required to use the net cash proceeds from the Canal+ merger within 12 months of the transaction date, December 7, 2001, for certain limited purposes. These include:

    - to permanently repay or prepay senior bank indebtedness or any unsubordinated indebtedness of the Company;

    - to invest in any one or more businesses engaged, used or useful in the Company's cable, D-DTH or programming businesses; or

    - to invest in properties or assets that replace the properties and assets sold.

    Accordingly, as of December 31, 2001, a significant portion of the Company's cash and cash equivalents were restricted by the limitations imposed by the Company's indentures. The Company is currently evaluating the potential uses for its net cash proceeds from the Canal+ merger, which were $82.9 million as of December 31, 2001. The net cash proceeds, as defined, are net of the related costs of termination of programming agreements of $12.8 million and professional fees and other of $10.9 million. Additionally, the Company's agreements related to the notes payable to UPC and its affiliates contain limitations on the use of cash proceeds from the sale of assets. The Company has received a waiver from UPC and its affiliate to specifically exempt the proceeds from this transaction.

    The following unaudited pro forma information for the years ended
December 31, 2000 and 2001 give effect to the disposition of the D-DTH business as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results would actually have been if such transaction had in fact occurred on such date.

                                                           YEAR ENDED               YEAR ENDED
                                                       DECEMBER 31, 2001        DECEMBER 31, 2000
                                                     ----------------------   ----------------------
                                                     HISTORICAL   PROFORMA    HISTORICAL   PROFORMA
                                                     ----------   ---------   ----------   ---------
Revenues...........................................   $138,722    $  79,520    $133,583    $  77,104
                                                      ========    =========    ========    =========
Operating loss.....................................   (185,213)     (47,926)   (178,964)     (58,731)
Net Loss...........................................   (749,478)    (760,773)   (248,811)    (693,613)
                                                      ========    =========    ========    =========

3.  CONSUMMATION OF UPC TENDER OFFER AND MERGER

    On June 2, 1999, the Company entered into an Agreement and Plan of Merger with UPC, whereby UPC and its wholly-owned subsidiary, Bison Acquisition Corp. ("Bison"), initiated a tender offer to purchase all of the outstanding shares of the Company in an all cash transaction valuing the Company's shares of common stock at $19.00 per share.

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

    The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of the Company. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The Company restated some of its assets and liabilities at August 5, 1999. At this date the Notes of the Company and PCI were restated to reflect the market value and as a result were increased by $61.9 million and deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totaled
$812.5 million. At this time the Company had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million which was realized on previous transactions. As a result of the above considerations, UPC recognized goodwill of approximately $979.3 million. During the year ended December 31, 2000 this figure increased by $12.3 million to $991.6 million mainly due to the results of an arbitration settlement between the Company and TKP. As a result of the Acquisition, UPC pushed down its basis to the Company establishing a new basis of accounting as of the acquisition date.

4.  GOING CONCERN AND LIQUIDITY RISKS

    These consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Pay television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks, acquisition of programming rights and reception system for its D-DTH business and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception (1990). During 2001, the Company reviewed its long term plan for all segments of its operations and identified businesses which are profitable today on an operating profits basis and businesses, which required extensive additional financing to become profitable. The Company has also assessed its ability to obtain additional financing on terms acceptable to it. These reviews proved that today, the Company's only profitable business on an operating profits basis is cable television and it cannot provide further financing to its D-DTH and programming businesses. As a result, the Company changed its business strategy towards its operating segments. The Company, decided to dispose of its D-DTH and programming businesses and revised its business strategy for cable television from aggressive growth to focus on achievement of positive cash flow. The Company expects to have positive EBITDA and positive cash flows in 2002. As of December 31, 2001, the Company has negative working capital of $382.3 million, stockholder's deficit of $244.1 million and has experienced operating losses of $185.2 million and $179.0 million during the years ended December 31, 2001 and 2000, respectively. It also has significant commitments under non-cancelable operating leases and for programming rights, as well as repayment obligations related to the PCI Notes and the UPC Polska Notes. The Company has also approximately $17.0 million in outstanding notes payable to RCI (former minority stockholder of PCBV), which the Company intends to repay in 2002. In 2003, the Company will also be required to fulfill its repayment obligation of approximately $14.5 million in principal amount under the PCI Notes, and the Company will be required to commence cash interest payments under the UPC Polska Notes aggregating approximately $50.8 million per annum in 2004 and approximately $69.2 million per annum in 2005, and thereafter. The Company also has an aggregate of approximately $44.3 million in interest payments due to UPC in 2002 on its outstanding indebtedness. In prior years, UPC has permitted the Company to defer payment of interest owing it. The Company, however, has no assurances that UPC will permit such deferral in 2002.

    The Company, since its August 6, 1999 Merger, has relied completely on funding from its shareholder UPC and UPC's affiliates. As a result of UPC's decision to not make interest payments on its senior notes and senior discount notes on February 1, 2002, and its failure to make the interest payment upon the expiration of the applicable 30-day grace period, these actions constituted Events of Default pursuant to UPC's senior notes and senior discount notes. The occurrence of these Events of Default gave the related trustees under the indebtedness, or requisite number of holders of such notes, the right to accelerate the maturity of all of UPC's senior notes and senior discount notes and then to foreclose on the collateral securing these notes. As of the date of the filing of this Annual Report on Form 10-K, neither any of the trustees for the respective notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under these notes. UPC has entered into a Memorandum of Understanding which is a non-binding agreement to enter into negotiations with UnitedGlobalCom, Inc., UPC's parent to attempt to reach agreement on a means to restructure UPC's indebtedness. Although the Company had anticipated being able to rely on UPC to meet these and other payment obligations, given UPC's liquidity concerns, the Company is not certain that it will receive the necessary financing from UPC. If the Company is unable to rely on UPC for financial support, it will have to meet its payment obligations with cash on hand or with funds obtained from public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, UPC, and UnitedGlobalCom, Inc., UPC's parent.

    The Company has approximately $114.9 million of unrestricted cash as of December 31, 2001. However, as a result of the limitations imposed on it by the indentures governing the UPC Polska Notes and the notes payable to UPC and its affiliates, the Company is limited in its utilization of approximately
$89.9 million of this unrestricted cash, which is net of the costs associated with the Canal+ merger and Twoj Styl asset sales of approximately $23.7 million and $0.3 million, respectively. As a result of these limitations and the potential inability of UPC to provide necessary funding, if required, the Company has limited sources of funding available to it outside of its operating cash flows. Additionally, the Company's loan agreements with UPC contain various covenants, including a provision which provides UPC with the ability to declare the loans immediately due and payable if in its opinion, a material adverse change has occurred in the business, operations, prospects or condition (financial or otherwise) of the Company or any of its subsidiaries or, if in the opinion of UPC, any event or circumstance has occurred that could have a material adverse effect on the Company's ability to fulfill its obligations under the loan agreement in question. Additionally, one of the loan agreements with a UPC affiliate (which had a balance of $17.6 million outstanding as of December 31, 2001, and $13.3 million outstanding as of February 28, 2002) contains a provision, which would require the Company to accelerate payment of the outstanding amount if there is an Event of Default under either of the UPC senior notes which is not cured or waived within the applicable grace period and which causes those notes to be accelerated. As of the date of filing this Annual Report on Form 10-K, the Company has not received any notification that the UPC senior notes have been accelerated. However, as a result of the UPC Events of Default, the UPC senior notes are classified as current rather than long-term obligations. In the event UPC or its affiliates accelerates payment owed to them by the Company under their loans, the Company would have limited funds or available borrowings to repay these notes. If the Company were to default on its loan payments to UPC or its affiliates, the acceleration clauses in the indentures governing the UPC Polska Notes may be triggered requiring those notes to be paid off as well, and the Company would likely not have sufficient funds or available borrowings to repay those notes. Additionally, the UPC Polska, Inc. Notes discussed in Note 13 have various defined Events of Default, including the acceleration of the payment of other debt of the Company in excess of $15 million. In the event the Company's debt associated with the material adverse change clauses, the provisions that would cause the Company to have to accelerate payment, or other events of default which were not cured in a timely manner pursuant to the respective agreements, resulted in the acceleration of the related debt, the UPC Polska, Inc. Notes discussed in Note 13 would be currently due. The Company has evaluated the likelihood of it experiencing an Event of Default as of the date of filing this Annual Report on Form 10-K and has determined, based on its assessment, that it its not "virtually certain" that an Event of Default will occur. As such, the amounts related to the UPC Polska Notes and the PCI Notes, discussed in Note 13, of $403.7 million has been reflected as long-term. The Company's available cash on hand will be insufficient to satisfy all of its obligations, and the Company cannot be certain that it will be able to obtain the necessary financing at all, or on terms that will be favorable to the Company. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancings that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company.

    Management of the Company believes that significant opportunities exist for pay television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (i.e. data and telephones). As such, the Company's current focus is on its cable television market. The Company's business strategy is designed to increase its average revenue per subscriber and also, although to a lesser extent, to increase its subscriber base. The Company intends to achieve these goals by increasing penetration of new service products within existing upgraded homes; providing additional revenue-generating services to existing customers, including Internet services; developing content tailored to the interests of existing subscribers; and improving the effectiveness of the Company's sales and marketing efforts.

    The Company also intends to increase the effectiveness of its operations and reduce its expenses by enhancing internal controls; improving corporate decision-making processes; reorganizing the Company so as to simplify its legal structure; and using local rather than expatriate employees in management, thereby reducing general and administrative costs.

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

5.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

    The Company maintains its books of account in Poland, The Netherlands and in the United States of America in accordance with accounting standards in the respective countries. These financial statements include all adjustments to the Company's statutory books to present these financial statements in accordance with U.S. GAAP.

    The consolidated financial statements include the financial statements of UPC Polska, Inc. and its wholly owned and majority owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATE

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates, which include, but are not limited to: allowance for doubtful accounts, impairment charges of long lived assets, equity investment and revenue recognition.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and other short-term investments with original maturities of less than three months. See Note 4 for the discussion related to the limitations on the use of $89.9 million of the cash and cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to overdue accounts receivable. Upon disconnection of the subscriber, the account is fully reserved. The allowance is maintained on the books either until receipt of payment, or until the account is deemed uncollectable for a maximum of three years.

REVENUE RECOGNITION

    Revenue related to the provision of cable television, internet and D-DTH services to customers are recognized in the period in which the related services are provided in accordance with SAB 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS and SFAS 51 FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES.

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

    D-DTH SUBSCRIPTION REVENUES:

        D-DTH subscription revenues were recognized in accordance with SFAS 51 FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES. Until April 1, 1999, the Company provided its Wizja TV package (consisting of a one-year rental of a D-DTH reception system, installation and a one-year subscription to the Company's D-DTH service) to retail customers for one up-front payment at the time of installation. The Company recognized subscription revenues at the time of installation to the extent of direct selling costs incurred, and the balance was deferred and amortized to income over the remaining term of the subscription. There were no revenues derived from D-DTH subscription revenues prior to 1998. Since April 1, 1999, the Company has no longer provided its Wizja TV package based on up-front one year payment for installation and subscription. As a result the Company recognized revenue from subscription fees on a monthly basis as the service is provided.

    INTERNET SERVICE REVENUES:

        During the fourth quarter of 2000, the Company began providing Internet services to its D-DTH and cable television customers. Revenue from subscription is recognized on a monthly basis as the service is provided. Installation fee revenue is deferred and amortized to income over the estimated average period that new subscribers are expected to remain connected to the system in accordance with SAB 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS.

    OTHER REVENUES:

        Advertising revenues are recognized when advertisements are aired under broadcast contracts.

TAXATION

    Income taxes are accounted for under the asset and liability method in accordance with SFAS 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    U.S. TAXATION:

        The Company and PCI are subject to U.S. federal income taxation on their worldwide income. Polish companies that are not engaged in a trade or business within the U.S. or that do not derive income from U.S. sources are not subject to U.S. income tax.

    FOREIGN TAXATION:

        Polish companies are subject to corporate income taxes, value added tax
    (VAT) and various local taxes within Poland, as well as import duties on materials imported by them into Poland.

        Income tax for other foreign companies is calculated in accordance with foreign tax regulations. Due to differences between accounting practices under foreign tax regulations and those required by U.S. GAAP, certain income and expense items are recognized in different periods for financial reporting purposes and income tax reporting purposes, which may result in deferred income tax assets and liabilities.

    Effective January 1998, the Company adopted EITF 92-8, "Accounting for the Income Tax Effects under FASB Statement No. 109 of a Change in Functional Currency When an Economy Ceases to Be Considered Highly Inflationary". As a result of adopting EITF 92-4, "Accounting for a Change in Functional Currency When the Economy Ceases to Be Considered Highly Inflationary", the Company's functional currency bases exceeded the local currency tax bases of non-monetary items. The difference between the new functional currency and the tax bases have been recognized as temporary differences in accordance with EITF 92-8.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment includes assets used in the development and operation of the Company's cable television systems and set-top boxes. During the period of construction, plant costs and a portion of design, development and related overhead costs are capitalized as a component of the Company's investment in cable television systems. When material, the Company capitalizes interest costs incurred during the period of construction in accordance with SFAS No. 34, "Capitalization of Interest Cost". Interest is not capitalized for short-term construction projects. During the year 2001, 2000, and the five months of 1999 and seven months of 1999, no interest costs were capitalized.

    Cable subscriber related costs and general and administrative expenses are charged to operations when incurred.

    Depreciation is computed for financial reporting purposes using the straight-line method over the following estimated useful lives:

Cable system assets.........................................   10 years
Set-top boxes...............................................    5 years
Vehicles....................................................    5 years
Other property, plant and equipment.........................  5-10 years

INVENTORIES FOR CONSTRUCTION

    Inventories for construction are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories are principally related to cable systems. Cost of inventory includes purchase price, transportation, customs and other direct costs.

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

    Effective as of the Merger Date, August 6, 1999, the Company revalued all its previously existing goodwill, including amounts related to non-compete agreements that related to transactions completed prior to the Merger. The goodwill that was pushed down to the Company is amortized using straight-line basis over the expected periods to be benefited, which is fifteen years.

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

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," ("SFAS 141"), which is required to be adopted July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company has applied SFAS 141 to its only applicable transactions, the purchase of the minority interest in TKP and PCBV in December 7, 2001 and August 28, 2001, respectively.

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

INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

    For those investments in companies in which the Company's ownership interest is 20% to 50%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or the Company exerts significant influence through board representation and management authority, or in which majority control is deemed to be temporary, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliates, limited to the extent of the Company's investment in and advances to the affiliates, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of its cost over its proportionate interest in each affiliate's net tangible assets or the excess of its proportionate interest in each affiliate's net tangible assets in excess of its cost.

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

    Prior to January 1, 1998, the financial statements of foreign subsidiaries were translated into U.S. dollars using (i) exchange rates in effect at period end for monetary assets and liabilities, (ii) exchange rates in effect at transaction dates (historical rates) for non monetary assets and liabilities, and (iii) average exchange rates during the period for revenues and expenses, other than those revenues and expenses that related to non monetary assets and liabilities (primarily amortization of fixed assets and intangibles) which were translated using the historical exchange rates applicable to those non monetary assets and liabilities. Adjustments resulting from translation of financial statements prior to the year 1998 were reflected as foreign exchange gains or losses in the consolidated statements of operations.

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

    At December 31, 2001 and 2000, the carrying value of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

    At December 31, 2001 and 2000, the fair value of the Company's notes payable balance approximates $96,072,000 and $205,900,000, respectively, based on the last trading price of the notes payable in the respective years. It was not practical to estimate the fair value due to affiliate and notes receivable from affiliates due to the nature of these instruments, the circumstances surrounding their issuance, and the absence of quoted market prices for similar financial instruments.

    At the date of the Merger, the Company's and PCI Notes were restated to their fair market value at this date. The resulting $61.9 million increase was recorded in the pushed-down purchase accounting entries.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the recoverability of long-lived assets (mainly property, plant and equipment, intangibles, and certain other assets) by determining whether the carrying value of the assets can be recovered over the remaining lives through projected undiscounted future operating cash flows, expected to be generated by such assets. If an impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. As identified in note 4, the Company's existing liquidity problems may result in future impairments of long-lived assets if the Company does not have adequate financing available to execute its business strategy. Additionally, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to impair certain of its long-lived assets. In connection with its adoption of the New Accounting Principle, SFAS 144 discussed under "New Accounting Principles", the Company is aware that the adoption could result in material adjustments to its long-lived assets and its Statement of Operations during 2002.

ADVERTISING COSTS

    All advertising costs of the Company are expensed as incurred. For the years ended December 31, 2001, and 2000, the five month period in 1999 and the seven month period in 1999, the Company incurred advertising costs of approximately $5,532,000, $14,217,000, $9,552,000 and $11,655,000, respectively.

SUPPLEMENTED DISCLOSURE OF CASH FLOW INFORMATION.

                                                                                              PREDECESSOR
                                                        SUCCESSOR (NOTE 3)                     (NOTE 3)
                                          -----------------------------------------------   ---------------
                                                                           PERIOD FROM        PERIOD FROM
                                           YEAR ENDED     YEAR ENDED        AUGUST 6,         JANUARY 1,
                                          DECEMBER 31,   DECEMBER 31,     1999 THROUGH       1999 THROUGH
                                              2001           2000       DECEMBER 31, 1999   AUGUST 5, 1999
                                          ------------   ------------   -----------------   ---------------
                                                                   (IN THOUSANDS)
Supplemental cash flow information:
  Cash paid for interest................     $2,001         $2,026           $6,270             $7,304
  Cash paid for income taxes............        188            102               37                 47
Non cash items:
  Issuance of debt for purchase of PCBV
    minority shares (Note 13)...........     17,000             --               --                 --

RECLASSIFICATIONS

    Certain amounts have been reclassified in the prior year consolidated financial statements to conform to the presentation contained in the 2001 periods.

NEW ACCOUNTING PRINCIPLES

ADOPTED

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No.133, "Accounting for Derivative and Hedging activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS 133 did not have a material impact on the Company's financial position, as it does not have any derivative instruments.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," ("SFAS 141"), which is required to be adopted July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company has applied SFAS 141 to its only applicable transactions, the purchase of the minority interest in TKP and PCBV in December 7, 2001 and August 28, 2001, respectively.

TO BE ADOPTED

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of SFAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective
January 1, 2002, we are required to apply all other provisions of SFAS 142. We are currently evaluating the potential impact, if any, the adoption of SFAS 142 will have on our financial position and results of operations.

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not anticipated to have a material impact on our financial position or results of operations.

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operation. The Company expects that it will have its SFAS 144 evaluation completed during the fourth quarter of 2002. At this point, management is aware that the adoption of SFAS 144 could result in material adjustments to its long-lived assets and its statement of operations during 2002. See Notes 8 and 9 for further discussion of the Company's long-lived assets which total $513,268,000, including intangible assets of $370,062,000, which could be impacted as a result of the adoption of SFAS 144.

6.  VALUATION AND QUALIFYING ACCOUNTS

                                                       BALANCE AT THE    ADDITIONS     AMOUNTS          BALANCE
                                                       BEGINING OF THE    CHARGED      WRITTEN        AT THE END
                                                           PERIOD        TO EXPENSE      OFF         OF THE PERIOD
                                                       ---------------   ----------   ---------      -------------
                                                                             (IN THOUSANDS)
SEVEN MONTHS OF 1999      Allowance for Doubtful
                            Accounts.................      $1,095          $  740      $   223          $1,612
FIVE MONTHS OF 1999       Allowance for Doubtful
                            Accounts.................      $1,612          $2,331      $   853          $3,090
2000                      Allowance for Doubtful
                            Accounts.................      $3,090          $6,346      $   751          $8,685
2001                      Allowance for Doubtful
                            Accounts.................      $8,685          $8,127      $13,931(1)       $2,881

------------------------

(1) The amount of $8,061,000 relates to the disposition of D-DTH business.

7.  ACQUISITIONS

    On August 28, 2001 and on June 2, 2000, Wizja TV B.V. acquired 6.3% and 1.4% of the outstanding capital stock of PCBV from minority shareholders of PCBV. The Company paid $21.2 million and $2.2 million, respectively, and has considered these amounts as additional goodwill. The Company issued debt of $17.0 million in partial payment for the August 28, 2001, acquisition.

    The Company made several acquisitions in 1999 details of which follow. In each case, the acquisition was accounted for using the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based on their proportionate share of fair values on the date of acquisition and any excess to goodwill. The results of operations of each of the businesses acquired are included in the Company's consolidated financial statements since the date of acquisition. In each case, the goodwill life was 10 years. However, as discussed in Note 5, the revalued goodwill resulting from the Merger is being amortized over 15 years.

    On February 25, 1999, the Company purchased for approximately $1.8 million a 30% interest in Mazowiecki Klub Sportowy Sportowa Spolka Akcyjna, a joint stock company which owns Hoop Pekaes Pruszkow, a Polish basketball club, ("MKS"). In connection with this purchase the Company agreed to act as a sponsor for Hoop Pekaes Pruszkow. During 2001, the Company transferred its 30% interest in common stock of MKS to Central Capital Investment Ltd.

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

    Had these acquisitions occurred at the beginning of the respective periods, the Company's pro-forma consolidated results for the year ended December 31, 1999, would not be materially different from those presented in the Consolidated Statements of Operations.

8.  PROPERTY, PLANT AND EQUIPMENT

                                                                      SUCCESSOR
                                                              --------------------------
                                                              DECEMBER 31,   DECEMBER 31
                                                                  2001          2000
                                                              ------------   -----------
                                                                    (IN THOUSANDS)
Property, plant and equipment:
  Cable system assets.......................................    $166,955      $151,417
  D-DTH equipment...........................................          --       165,369
  Construction in progress..................................         783        11,730
  Vehicles..................................................       1,697         2,081
  Office, furniture and equipment...........................      12,300        17,786
  Other.....................................................      16,063         5,371
                                                                --------      --------
                                                                 197,798       353,754
  Less accumulated depreciation.............................     (54,592)      (62,242)
                                                                --------      --------
    Net property, plant and equipment.......................    $143,206      $291,512
                                                                ========      ========

    As a result of the D-DTH disposition, as described in note 2, the net value of disposed property, plant and equipment was $86,428,000, and consists of D-DTH equipment of $80,824,000, vehicles of $625,000 and other of $4,979,000.

    Between April 1, and November 8, 1999, the Company was selling D-DTH reception systems to customers. Prior to April 1, 1999, the systems were leased to customers, classified as fixed assets and depreciated over 5 years. Due to this change in 1999, the Company classified reception systems as inventory. As a result, the Company wrote down the value of all reception systems acquired after April 1, 1999 and before November 8, 1999 to their net realizable value. The effect of the change was to increase operating loss by approximately $8,852,000, and $19,891,000 for the five months of 1999 and seven months of 1999, respectively. Due to the change of ownership of the Company in connection with the Merger, beginning November 8, 1999 the Company returned to leasing its D-DTH reception systems and as a result there was no similar one off cost in 2000. The Company has impaired the value of D-DTH boxes leased to customers, that have been disconnected and where it is unlikely for the Company to recover the value of the boxes. The amount of impairment in 2001, 2000 and for the five months of 1999 was $22,322,000, $7,734,000, and $1,091,000, respectively.

    The Company incurred depreciation charges for tangible fixed assets of $60,879,000, $48,052,000, $14,079,000 and $19,733,000 for the year ended
December 31, 2001, 2000 and for the five months of 1999 and seven months of 1999, respectively.

9.  INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                                       SUCCESSOR
                                                              ---------------------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Conduit, franchise agreements and other.....................    $  8,928       $  7,323
Goodwill....................................................     430,714        943,910
                                                                --------       --------
                                                                 439,642        951,233
Less accumulated amortization...............................     (69,580)       (89,117)
                                                                --------       --------
Net intangible assets.......................................    $370,062       $862,116
                                                                ========       ========

    As a result of the D-DTH disposition, as described in note 2, net goodwill amounting to $470,497,000 has been included as a component of the Loss on Disposal of the D-DTH Business.

    The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of the Company. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The Company restated some of its assets and liabilities at August 5, 1999. At this date the notes of the Company and PCI were restated by $61.9 million and deferred financing costs of $16.1 million and deferred revenue of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totaled $812.5 million. At this time the Company had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million which was realized on previous transactions.

    As a result of the above considerations, UPC recognized goodwill of approximately $979.3 million for the year ended December 31, 1999. During the year ended December 31, 2000, this figure increased by $12.3 million to $991.6 million mainly due to the results of an arbitration between the Company and TKP. As a result of the Acquisition, UPC pushed down its basis to the Company establishing a new basis of accounting as of the acquisition date. The Company incurred amortization charges for intangible assets of $65,163,000, $61,451,000, $26,110,000 and $4,194,000 for the year ended December 31, 2001,
2000 and five and seven months of 1999, respectively.

10. PROGRAMMING AND BROADCAST RIGHTS

    Programming and broadcast rights include approximately $0 and $10,317,000 paid for certain broadcast rights purchased as of December 31, 2001 and 2000, respectively, but not yet available for viewing. Following the Canal+ merger, no such rights existed as of December 31, 2001.

11. INVESTMENTS IN AFFILIATED COMPANIES

    The Company's related investment balances in its affiliated Companies as of December 31, 2001 and 2000 are as follows:

                                                                  AS OF DECEMBER 31, 2001
                       -------------------------------------------------------------------------------------------------------------
                                   INVESTMENTS IN AND
                                      ADVANCES TO                            CUMULATIVE SHARE IN      CUMULATIVE
                       OWNERSHIP       AFFILIATED          CUMULATIVE       RESULTS OF AFFILIATED     TRANSLATION
COMPANY                INTEREST        COMPANIES        DIVIDEND RECEIVED         COMPANIES           ADJUSTMENT      NET INVESTMENT
-------                ---------   ------------------   -----------------   ---------------------   ---------------   --------------
TKP..................     25%           $26,811                $ --                 $ (7,721)            $ --             $19,090
FKP..................     20%           $14,926                $ --                 $ (9,486)            $ --             $ 5,440
                                        -------                ----                 --------             ----             -------
                                        $41,737                $ --                 $(17,207)            $ --             $24,530
                                        =======                ====                 ========             ====             =======

                                                                  AS OF DECEMBER 31, 2000
                       -------------------------------------------------------------------------------------------------------------
                                   INVESTMENTS IN AND
                                      ADVANCES TO                            CUMULATIVE SHARE IN      CUMULATIVE
                       OWNERSHIP       AFFILIATED          CUMULATIVE       RESULTS OF AFFILIATED     TRANSLATION
COMPANY                INTEREST        COMPANIES        DIVIDEND RECEIVED         COMPANIES           ADJUSTMENT      NET INVESTMENT
-------                ---------   ------------------   -----------------   ---------------------   ---------------   --------------
FKP..................     20%           $14,926               $  --                $(8,121)             $  (694)          $ 6,111
WPTS.................     50%           $11,553               $(891)               $  (275)             $(1,485)          $ 8,902
MKS..................     30%           $ 1,753               $  --                $  (484)             $   (53)          $ 1,216
                                        -------               -----                -------              -------           -------
                                        $28,232               $(891)               $(8,880)             $(2,232)          $16,229
                                        =======               =====                =======              =======           =======

    Investment in affiliated companies at December 31, 2001 consists of 25% common stock of TKP and 20% of the common stock of Fox Kids Poland Ltd. ("FKP"); and in 2000 consist of 30% of common stock of Mazowiecki Klub Sportowy Sportowa Spolka Akcyjna ("MKS"), 20% of the common stock of FKP and 50% of the common stock of Twoj Styl Sp. z o.o. ("Twoj Styl").

    For the period of twenty four days ended 31 December 2001, the Company recorded a loss related to TKP investment of $7,721,000.

    On February 25, 1999, the Company purchased for approximately $1.8 million a 30% interest in MKS, a joint stock company, which owns Hoop Pekaes Pruszkow, a Polish basketball team. In connection with this purchase UPC Polska, Inc. has agreed to act as a sponsor for Hoop Pekaes Pruszkow. During November and December of 2001, the Company entered into various agreements with Central Capital Investments Ltd and its affiliates ("PJG"). As a result of these agreements, UPC Polska transferred its 30% interest in common stock of MKS to PJG. The Company has recorded a $5,048,000 loss on this transaction.

    For the period of one year ended December 31, 2001 and 2000, and for five and seven months of 1999 the Company recorded a gain/(loss) related to this investment of $68,000, $(380,000), $(325,000) and $(473,000), respectively.

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

    For the years ended December 31, 2001 and 2000, and for the five months of 1999, and seven months of 1999, the Company recorded losses related to this investment of $671,000, $1,000,000, $333,000 and $445,000, respectively.

    In December 1997, the Company acquired a 50% interest in Twoj Styl, a magazine publishing company for an aggregate purchase price of approximately $11,100,000. In 1998, the Company paid approximately $302,000 for stamp duty and professional fees, which was added to the cost of the investment. The purchase price exceeded the fair value of the Company's ownership percentage of net assets by approximately $9,600,000. This difference was amortized over fifteen years as a charge to equity in income of affiliated companies. In addition, the Company agreed to provide additional future financing to Twoj Styl, either debt or equity, of up to $7,700,000 to develop Polish-language programming and ancillary services. This additional financing has never been provided to Twoj Styl. On October 29, 2001 the Company entered into the share sale agreement with Polska Grupa Interim Sp. z o.o. (PGI) pursuant to which UPC Polska sold 10,000 shares of Wydawnictwo Prasowe Twoj Styl Sp. z o.o. (WPTS), representing a 50% interest in WPTS for consideration of $7,260,000 in cash and incurred costs on the transaction of approximately $260,000. The Company has recorded a $1,456,000 loss on this transaction.

    For the year ended December 31, 2001 and 2000, and five months of 1999 and seven months of 1999, the Company recorded a (loss)/profit related to this investment of $(466,000), $485,000, $367,000, and $(86,000), respectively.

    It was not practical to estimate the market value of other investments in affiliated companies due to the nature of these investments, the relatively short existence of the affiliated companies and the absence of quoted market price for the affiliated companies. Because these acquisitions occurred only shortly before the Acquisition, the historical investments costs were assessed as the fair values.

12. INCOME TAXES

    Income tax (expense)/benefit consists of:

                                                          CURRENT    DEFERRED    TOTAL
                                                          --------   --------   --------
                                                                  (IN THOUSANDS)
Year ended December 31, 2001:
  U.S. Federal..........................................   $  --       $ --      $  --
  State and local.......................................      --         --         --
  Foreign...............................................    (124)        --       (124)
                                                           -----       ----      -----
                                                           $(124)      $ --      $(124)
                                                           =====       ====      =====
Year ended December 31, 2000:
  U.S. Federal..........................................   $  --       $ --      $  --
  State and local.......................................      --         --         --
  Foreign...............................................    (285)        --       (285)
                                                           -----       ----      -----
                                                           $(285)      $ --      $(285)
                                                           =====       ====      =====
Five months ended December 31, 1999:
  U.S. Federal..........................................   $  --       $ --      $  --
  State and local.......................................      --         --         --
  Foreign...............................................     (11)        --        (11)
                                                           -----       ----      -----
                                                           $ (11)      $ --      $ (11)
                                                           =====       ====      =====
Seven months ended July 31, 1999:
  U.S. Federal..........................................   $  --       $ --      $  --
  State and local.......................................      --         --         --
  Foreign...............................................     (30)        --        (30)
                                                           -----       ----      -----
                                                           $ (30)      $ --      $ (30)
                                                           =====       ====      =====

    Sources of loss before income taxes and minority interest are presented as follows:

                                            SUCCESSOR                       PREDECESSOR
                           --------------------------------------------   ---------------
                            YEAR ENDED     YEAR ENDED
                           DECEMBER 31,   DECEMBER 31,   FIVE MONTHS OF   SEVEN MONTHS OF
                               2001           2000            1999             1999
                           ------------   ------------   --------------   ---------------
                                                   (IN THOUSANDS)
Domestic loss............    $(680,912)     $ (30,019)     $ (85,831)        $ (53,786)
Foreign loss.............      (68,442)      (218,507)       (58,335)          (74,200)
                             ---------      ---------      ---------         ---------
                             $(749,354)     $(248,526)     $(144,166)        $(127,986)
                             =========      =========      =========         =========

    Income tax expense for the year ended December 31, 2001 and for 2000 and for five months of 1999, seven months of 1999 and the year ended December 31, 1998 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pre-tax loss as a result of the following:

                                                            SUCCESSOR                       PREDECESSOR
                                           --------------------------------------------   ---------------
                                            YEAR ENDED     YEAR ENDED
                                           DECEMBER 31,   DECEMBER 31,   FIVE MONTHS OF   SEVEN MONTHS OF
                                               2001           2000            1999             1999
                                           ------------   ------------   --------------   ---------------
                                                                   (IN THOUSANDS)
Computed "expected" tax benefit..........    $ 254,780      $ 84,499        $ 49,016         $ 43,515
Non-deductible expenses, primerily
  goodwill amortization..................      (21,977)      (22,640)         (5,973)          (5,330)
Write-off of goodwill in Loss on
  Disposition............................     (159,969)           --              --               --
Change in valuation allowance............      (52,733)      (25,353)        (33,722)         (29,932)
Expiration of Foreign NOL's..............      (18,273)       (7,268)             --               --
Adjustment to deferred tax asset for
  enacted changes in tax rates...........         (283)      (17,343)         (9,332)          (8,283)
Foreign tax rate differences.............       (2,890)       (5,299)             --               --
Other....................................        1,221        (6,881)             --               --
                                             ---------      --------        --------         --------
                                             $    (124)     $   (285)       $    (11)        $    (30)
                                             =========      ========        ========         ========

    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001       2000
                                                              --------   ---------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Foreign net operating loss carry forward..................  $ 24,665   $  40,289
  Domestic net operating loss carry forward.................    80,162      47,051
  Accrued liabilities.......................................    14,110      14,196
  Accrued interest..........................................    69,898      37,408
  Other.....................................................     7,237       4,395
                                                              --------   ---------
Total gross deferred tax assets.............................   196,072     143,339
Less valuation allowance....................................  (196,072)   (143,339)
                                                              --------   ---------
Net deferred tax assets.....................................  $     --   $      --
                                                              ========   =========

    The net increase in the valuation allowance for the years ended
December 31, 2001 and 2000 and five and seven months of 1999 was $52,733,000, $25,353,000, $33,722,000 and $29,932,000, respectively. In assessing the realiability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2001.

    As each of the Polish, Netherlands and UK subsidiaries of the Company are not subject to group taxation, the deferred tax assets and liabilities in the individual companies must be evaluated on a stand-alone basis. The reported foreign net operating losses are presented on an aggregate basis and are not necessarily indicative of the actual losses available to the individual companies. As a result, some of the foreign subsidiaries may have no losses or other deferred tax assets available to them individually. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2001 will be reported in the consolidated statement of operations.

    Prior to 1999, foreign losses carryforwards can be offset against Polish subsidiaries taxable income and utilized at rate of one-third per year in each of the three years subsequent to the year of loss. If there is no taxable income in a given year during the carryforward period, the portion of the loss carryforward to be utilized is permanently forfeited. Foreign loss carryforwards starting from 1999 can be offset against the Polish subsidiaries taxable income and utilized during each of the five years subsequent to the year of the loss with no more than 50% of the loss in one given year. For losses incurred in U.S. taxable years prior to 1998, loss carryforwards can be applied against taxable income three years retroactively and fifteen years into the future. For losses incurred in U.S. taxable years from 1998, loss carryforwards can be applied against taxable income two years retroactively and twenty years into the future. As of December 31, 2001, the Company has approximately $237.0 million of U.S. net operating loss carryforwards.

    At December 31, 2001, the Company has foreign net operating loss carryforwards of approximately $105,055,000 which will expire as follows:

YEAR ENDING DECEMBER 31,                                      (IN THOUSAND)
------------------------                                      -------------
2002........................................................    $  4,830
2003........................................................      15,012
2004........................................................      45,733
2005........................................................      30,712
2006 and thereafter.........................................       8,768
                                                                --------
                                                                $105,055
                                                                ========

13. NOTES PAYABLE AND OFFER TO REPURCHASE NOTES

    Notes payable excluding amounts due to UPC and its affiliates consist of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
                                                            (IN THOUSANDS)
Notes payable to RCI....................................  $ 17,000   $     --
UPC Polska Senior Discount Notes due 2009, net of
  discount..............................................   184,559    161,777
UPC Polska Series C Senior Discount Notes due 2008, net
  of discount...........................................    16,749     14,083
UPC Polska Senior Discount Notes due 2008, net of
  discount..............................................   187,893    164,741
PCI Notes, net of discount..............................    14,509     14,509
Bank Rozwoju Exportu S.A. Deutsche - Mark facility......       407        835
                                                          --------   --------
Total notes payable.....................................   421,117    355,945
Less: Current Portion of Notes Payable..................   (17,407)        --
                                                          --------   --------
Long Term Notes Payable.................................  $403,710   $355,945
                                                          ========   ========

NOTES PAYABLE TO RCI

    In settlement of legal claims against the Company, on August 28, 2001, the Company itself and through its subsidiary issued promissory notes for $17 million, which promissory notes accrue interest at 7% per annum and are payable in increments over a period of 36 months in cash or UPC common stock, at the payor's election. The Company intends to repay these notes in 2002.

UPC POLSKA NOTES

    On January 27, 1999, the Company sold 256,800 units (collectively, the "Units") to two initial purchasers pursuant to a purchase agreement, each Unit consisting of $1,000 principal amount at maturity of 14 1/2% Senior Discount Notes (the "Notes") due 2009 and four warrants (each a "Warrant"), each initially entitling the holder thereof to purchase 1.7656 shares of common stock, par value $0.01per share at an exercise price of $9.125 per share, subject to adjustment. The Notes were issued at a discount to their aggregate principal amount at maturity and, together with the Warrants generated gross proceeds to the Company of approximately $100,003,000, of which $92,551,000 has been allocated to the initial accreted value of the Notes and approximately $7,452,000 has been allocated to the Warrants.

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

    Pursuant to the Indenture governing the Notes, Series C Notes, and the Discount Notes (the "Indenture"), the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitations on additional indebtedness; (ii) limitations on restricted payments; (iii) limitations on issuance and sales of capital stock of restricted subsidiaries; (iv) limitations on transactions with affiliates;
(v) limitations on liens; (vi) limitations on guarantees of indebtedness by restricted subsidiaries; (vii) purchase of Notes upon a change of control;
(viii) limitations on sale of assets; (ix) limitations on dividends and other payment restrictions affecting restricted subsidiaries; (x) limitations on investments in unrestricted subsidiaries;

(xi) consolidations, mergers, and sale of assets; (xii) limitations on lines of business; and (xiii) provision of financial statements and reports. As of December 31, 2001 the Company is in compliance with these covenants. However, as discussed further in Note 4, there is a risk that the Company could experience an Event of Default during 2002. As this risk has been assessed by the Company and the Company has determined it is not "virtually certain", the Company continues to reflect these Notes as long-term.

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

    The PCI Notes have an interest rate of 9 7/8% and a maturity date of November 1, 2003. Interest is paid on the PCI Notes on May 1 and November 1 of each year. As of December 31, 2001 and 2000 PCI accrued interest expense of $240,000 and $236,000, respectively. Prior to November 1, 1999, PCI could have redeemed up to a maximum of 33% of the initially outstanding aggregate principal amount of the PCI Notes with some or all of the net proceeds of one or more public equity offerings at a redemption price equal to 109.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that immediately after giving effect to such redemption, at least $87 million aggregate principal amount of the PCI Notes remains outstanding.

    PCI has pledged to State Street Bank and Trust Company, the trustee for the PCI Notes (for the benefit of the holders of the PCI Notes) intercompany notes issued by PCBV, of a minimum aggregate principal amount (together with cash and cash equivalents of PCI), equal to at least 110% of the outstanding principal amount of the PCI Notes, and that, in the aggregate, provide cash collateral or bear interest and provide for principal repayments, as the case may be, in amounts sufficient to pay interest on the PCI Notes. Notes payable from PCBV to PCI were $249,765,000 and $210,530,000 at December 31, 2001 and 2000,
respectively.

    Pursuant to the PCI Indenture, PCI is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitations on additional indebtedness; (ii) limitations on restricted payments; (iii) limitations on issuances and sales of capital stock of restricted subsidiaries; (iv) limitations on transactions with affiliates; (v) limitations on liens; (vi) limitations on guarantees of indebtedness by subsidiaries; (vii) purchase of PCI Notes upon a change of control; (viii) limitations on sale of assets; (ix) limitations on dividends and other payment restrictions affecting subsidiaries; (x) limitations on investments in unrestricted subsidiaries; (xi) consolidations, mergers and sale of assets; (xii) limitations on lines of business; and (xiii) provision of financial statements and reports. As of December 31, 2001, the Company was in compliance with such covenants. However, as discussed further in Note 4, there is a risk that the Company could experience an Event of Default during 2002. As this risk has been assessed by the Company and the Company has determined it is not "virtually certain", the Company continues to reflect these Notes as long-term.

    Pursuant to the terms of the indentures covering each of the UPC Polska Notes and the PCI Notes (as defined hereinafter), which provided that, following a Change of Control (as defined therein), each holder of UPC Polska Notes and PCI Notes had the right, at such holder's option, to require the Company and PCI, respectively to offer to repurchase all or a portion of such holder's UPC Polska Notes and PCI Notes. The Company and PCI made offers to repurchase (the "Offers") from the holders of UPC Polska's 14 1/2% Series B Senior Discount Notes due 2008, 14 1/2% Senior Discount Notes due 2008, Series C Senior Discount Notes due 2008, 14 1/2% Series B Senior Discount Notes due 2009, and 14 1/2% Senior Discount Notes due 2009 (collectively, the "UPC Polska Notes") and PCI's 9 7/8% Series B Senior Notes Due 2003 and 9 7/8% Senior Notes Due 2003 (collectively, the "PCI Notes"). The Offers expired at 12:01 PM, New York City time, on November 2, 1999.

    The Company was required to offer to repurchase the UPC Polska Notes at 101% of their accreted value per $1,000 principal amount of UPC Polska Notes at maturity on the Expiration Date plus accrued and unpaid interest and PCI was required to offer to repurchase the PCI Notes at their purchase price of $1,010 per $1,000 principal amount of the PCI Notes, which is 101% per $1,000 principal amount of the PCI. As of August 5, 1999, the Company had $376,943,000 aggregate principal amount at maturity of UPC Polska Notes outstanding and PCI had $130,000,000 aggregate principal amount at maturity of PCI Notes outstanding. Pursuant to its repurchase offer, the Company has purchased $49,139,000 aggregate principal amount of UPC Polska Notes for an aggregate price of $26,455,014, and PCI has purchased $113,237,000 aggregate principal amount of PCI Notes for an aggregate price of $114,369,370. In December 1999 and March 2000, PCI repurchased an additional $2,000,000 and $390,000, respectively, aggregate principal amount of PCI Notes for an aggregate price of $2,040,024 and $402,944, respectively. PCI's repurchases were funded by the sale of 14,000 shares of PCI's Mandatorily Redeemable Debenture Stock to the Company for
$140 million. To secure its obligations under the Debenture Stock, PCI has pledged to the Company notes issued by its subsidiary PCBV with an aggregate principal amount of $176,815,000. The PCI Noteholders are equally and ratably secured by the pledge in accordance with the terms of the PCI Indenture.

NOTES PAYABLE TO UPC AND ITS AFFILIATES

    As of December 31, 2001 and 2000, the Company had loans payable to UPC and its affiliate of approximately $444,479,000 and $365,497,000, respectively. The amounts include accrued interest of approximately $44,331,000 and $32,055,000 as of December 31, 2001 and 2000, respectively. All of the interest was accrued in the years 2001 and 2000. The loans bear interest at a rate of 11.0% per annum and mature in 2007 and 2009. Loans from UPC with an aggregate principal amount of $150.0 million have been subordinated to the UPC Polska Notes. The agreements related to these notes contain various covenants, including a material adverse change covenant which provides UPC with the right to subjectively accelerate payment on these loans, as described more completely in Note 4. Additionally, one of the loans contains a provision, which would require the Company to accelerate payment on the outstanding amount if there is an Event of Default under either of the UPC senior notes which is not cured or waived within the applicable grace period and which causes those notes to be accelerated. As a result of these provisions, the debt has been reflected as a current liability.

BANK ROZWOJU EKSPORTU S.A. DEUTSCHE-MARK FACILITY

    The Deutsche Mark credit of DEM 1,101,750 was revalued to Euros as of September 30, 2001 at the exchange rate of 0.5113 of Euro to DEM. This credit bears interest at LIBOR plus 2.0% (5.33% as at December 31, 2001) and is repayable in full on December 27, 2002, and is ultimately secured by a pledge of the common shares of one of the Company's subsidiaries.

    Interest expense relating to notes payable was in the aggregate approximately $95,538,000, $73,984,000, $24,459,000 and $28,818,000 for the year
2001, 2000 and for the five months of 1999, the seven months of 1999, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND MATURITY AMOUNTS

    Fair value is based on market prices for the same or similar issues. Carrying value is used when a market price is unavailable.

                                      AMOUNT OUTSTANDING
                                      AS OF DECEMBER 31,
                                             2001                         EXPECTED REPAYMENT AS OF DECEMBER 31,
                                      -------------------   -----------------------------------------------------------------
                                                   FAIR
                                        BOOK      MARKET                                                            2007 AND
                                       VALUE      VALUE       2002       2003       2004       2005       2006     THEREAFTER
                                      --------   --------   --------   --------   --------   --------   --------   ----------
                                                                          (IN THOUSANDS)
Notes payable to RCI................  $ 17,000   $17,000    $17,000    $    --      $ --       $ --       $ --      $     --
UPC Polska Senior Discount Notes due
  2009, net of discount.............   184,559    28,658         --         --        --         --         --       184,559
UPC Polska Series C Senior Discount
  Notes due 2008, net of discount...    16,749     2,975         --         --        --         --         --        16,749
UPC Polska Senior Discount Notes due
  2008, net of discount.............   187,893    32,523         --         --        --         --         --       187,893
PCI Notes, net of discount..........    14,509    14,509         --     14,509        --         --         --            --
Bank Rozwoju Exportu S.A.
  Deutsche -  Mark facility.........       407       407        407         --        --         --         --            --
                                      --------   -------    -------    -------      ----       ----       ----      --------
    Total...........................  $421,117   $96,072    $17,407    $14,509      $ --       $ --       $ --      $389,201
                                      ========   =======    =======    =======      ====       ====       ====      ========

14. PREFERENCE OFFERINGS

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

15. RELATED PARTY TRANSACTIONS

    During the ordinary course of business, the Company enters into transactions with related parties. The principal related party transactions are described below.

PROGRAMMING

    Programming is provided to the Company by certain of its affiliates. The Company incurred programming fees from these affiliates of $5,756,000 for the year ended December 31, 2001, $1,800,000 for the year ended December 31, 2000 and $1,745,000 and $1,025,000 for five and seven months of 1999, respectively.

    The Company has provided certain programming and broadcast services to UPC's affiliates. The total revenue from these services amounted to $3,305,000 and $12,469,000 for the years 2001 and 2000, respectively. The amounts receivable in relation to these services were $0 and $12,469,000 as of December 31, 2001 and 2000, respectively.

MANAGEMENT CHARGES

    During the fourth quarter of the year 2000 and during the year 2001, the Company was invoiced $5,190,000 (equivalent of EUR 6,000,000) and $10,290,000 (equivalent of EUR 11,206,000), respectively, for general management services ("GSA") from UPC. The above charges are reflected as a component of selling, general and administration in the Consolidated Statements of Operations.

INTEREST EXPENSE

    During the year 2001 the Company incurred interest expense in relation to the loans payable to UPC and its affiliates of $44,331,000 as compared to $32,055,000 in year 2000 and $2,804,000 in the five month period of 1999.

16. PER SHARE INFORMATION

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

    The following table provides a reconciliation of the numerator and denominator in the loss per share calculation:

                                                                                           PREDECESSOR
                                                          SUCCESSOR (NOTE 3)                 (NOTE 3)
                                               -----------------------------------------   ------------
                                                YEAR ENDED     YEAR ENDED
                                               DECEMBER 31,   DECEMBER 31,   FIVE MONTHS   SEVEN MONTHS
                                                   2001           2000         OF 1999       OF 1999
                                               ------------   ------------   -----------   ------------
                                                                    (IN THOUSANDS)
Net loss attributable to common stockholders
  (in thousands).............................    $(749,478)     $(248,811)    $(144,177)    $(130,452)
Basic weighted average number of common
  shares outstanding (in thousands)..........          N/A            N/A           N/A        33,459
                                                 ---------      ---------     ---------     ---------
Net loss per share--basic and diluted........          N/A            N/A           N/A     $   (3.90)
                                                 =========      =========     =========     =========

17. CAPITAL CONTRIBUTIONS

    During the years ended December 31, 2001 and 2000, UPC made capital contributions of $48,451,000 and $50,562,000, respectively, in cash.

18. STOCK OPTION PLANS

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

    Stock option activity during the periods indicated is as follows:

                                                              NUMBER OF    WEIGHTED AVERAGE
                                                                SHARES      EXERCISE PRICE
                                                              ----------   ----------------
Balance at January 1, 1999 (2,643,000 exercisable)..........   3,924,000       $  8.32
Granted.....................................................     700,000       $ 14.30
Forfeited...................................................    (623,750)      $ (4.55)
Exercised...................................................     (96,000)      $ (1.99)
Acquired as part of Merger and cancelled....................  (3,904,250)      $(10.16)
                                                              ----------       -------
Balance at August 5, 1999...................................          --       $    --
Transactions during five months of 1999.....................          --       $    --
                                                              ----------       -------
Balance at December 31, 1999................................          --       $    --
Transactions during year 2000...............................          --       $    --
                                                              ----------       -------
Balance at December 31, 2000................................          --       $    --
Transactions during year 2001...............................          --       $    --
                                                              ----------       -------
Balance at December 31, 2001................................          --       $    --
                                                              ==========       =======

    The per share weighted-average fair value of stock options granted during 1999 was $2.82 on the date of grant using the Black Scholes option-pricing model. The following weighted-average assumptions were used; expected volatility of 53%, expected dividend yield 0.0%, risk-free interest rate of 4.78%, and an expected life of 4 years, for 1999.

UPC STOCK OPTION PLAN

    In June 1996, UPC Polska Inc.'s parent company, UPC, adopted a stock option plan (the "Plan") for certain of its employees and those of its subsidiaries. During 2000, management of UPC Polska Inc. were granted options by the parent company under this plan.

    There are 18,000,000 total shares available for the granting of options under the Plan. Each option represents the right to acquire a certificate representing the economic value of one share. The options are granted at fair market value determined by UPC's Supervisory Board at the time of the grant. The maximum term that the options can be exercised is five years from the date of the grant. The vesting period for grants of options is four years, vesting in equal monthly increments. Upon termination of an employee (except in the case of death, disability or the like), vested options must be exercised, within 30 days of the termination date. The Supervisory Board of UPC may alter these vesting schedules at its discretion. An employee has the right at any time to put his certificates or shares from exercised vested options at a price equal to the fair market value. The Company can also call such certificates or shares for a cash payment upon termination in order to avoid dilution, except for certain awards, which can not be called by the Company until expiration of the underlying options. The Plan also contains anti-dilution protection and provides that, in the case of change of control, the acquiring company has the right to require UPC to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

    For purposes of the proforma disclosures presented below, UPC, and consequently UPC Polska Inc., have computed the fair values of all options granted during the year ended December 31, 2001 and 2000 periods, using the Black-Scholes multiple-option pricing model and the following weighted-average assumptions:

Risk-free interest rate.....................................    4.60%
Expected life regular options...............................  5 years
Expected volatility.........................................   74.14%
Expected dividend yield.....................................       0%

    Based upon the Black-Scholes multiple option model, the total fair value of options granted was approximately $1.0 million for the year ended December 31, 2000. This amount is amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For the year ended December 31, 2001, stock-based compensation, net of the effect of forfeitures and net of actual compensation expense recorded in the statement of operations was zero. This stock-based compensation had the following proforma effect on net income (in thousands):

                                                YEAR ENDED     YEAR ENDED
                                               DECEMBER 31,   DECEMBER 31,   FIVE MONTHS   SEVEN MONTHS
                                                   2001           2000         OF 1999       OF 1999
                                               ------------   ------------   -----------   ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss -- as reported......................    $(749,478)     $(248,811)    $(144,177)     $(128,016)
Net loss -- pro forma........................    $(749,737)     $(249,003)    $(144,177)     $(128,689)
Basic and diluted net loss per share -- as
  reported...................................          N/A            N/A           N/A         $(3.90)
Basic and diluted loss per share -- pro
  forma......................................          N/A            N/A           N/A         $(3.92)

    A summary of stock option activity for the Company's employees participating in the Plan is as follows:

                                                   NUMBER OF   WEIGHTED-AVERAGE
                                                    SHARES      EXERCISE PRICE
                                                   ---------   ----------------
                                                                   (EUROS)
Balance at January 1, 2000.......................       --              --
Granted during period............................   41,949          $44.22(1)
Cancelled during period..........................       --          $   --
Exercised during period..........................       --          $   --
                                                    ------          ------
Balance at December 31, 2000.....................   41,949          $44.22(1)
Granted during period............................       --          $   --
Cancelled during period..........................       --          $   --
Exercised during period..........................       --          $   --
                                                    ------          ------
Balance at December 31, 2001.....................   41,949          $44.22
                                                    ======          ======
Exercisable at end of period (1).................    6,985          $44.22(1)
                                                    ======          ======

------------------------

(1) The Weighted Average Exercise Price translated into US dollars at the rate as at December 31, 2001 amounts to $39.52.

    The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                                        FOR THE YEAR ENDED
                                                         DECEMBER 31, 2001
                                                  -------------------------------
                                                  NUMBER OF     FAIR     EXERCISE
EXERCISE PRICE                                     OPTIONS     VALUE      PRICE
--------------                                    ---------   --------   --------
                                                              (EUROS)
Less than market price..........................    4,733      31.62      44.22(1)
Equal to market price...........................   37,216      28.20      44.22(1)
                                                   ------      -----      -----
  Total.........................................   41,949      28.59      44.22(1)
                                                   ======      =====      =====

------------------------

(1) The Weighted Average Exercise Price translated into US dollars at the rate as at December 31, 2001 amounts to $39.52.

    The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 2001:

                                        OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                         -------------------------------------------------   ----------------------------
                                       WEGHTED-AVERAGE
                          NUMBER OF       REMAINING                           NUMBER OF      WEIGHTED-
                           OPTIONS     CONTRACTUAL LIFE   WEIGHTED-AVERAGE     OPTIONS        AVERAGE
EXERCISE PRICE (EUROS)   OUTSTANDING       (YEARS)         EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
----------------------   -----------   ----------------   ----------------   -----------   --------------
                                                              (EUROS)                         (EUROS)
         44.22              41,949            3.25             44.22            6,985          44.22(1)
                            ======            ====             =====            =====          =====

------------------------

(1) The Weighted Average Exercise Price translated into US dollars at the rate as at December 31, 2001 amounts to $39.52.

    This Plan has been accounted for as a fixed plan. Compensation expense of zero was recognized for the year ended December 31, 2001.

19. LEASES

    Total rental expense associated with the operating leases mentioned below for the years ended December 31, 2001 and 2000 and the five and seven month periods of 1999 was $20,088,000, $14,745,000, $3,827,000 and $5,358,000,
respectively. As a part of the Canal+ merger, obligations under the leases for all four Astra transponders, D-DTH technical equipment and building leases were assigned to TKP. The cost associated with disposed operating leases for the year ended December 31, 2001 was $11,468,000.

BUILDING LEASES

    The Company leases several offices and warehouses within Poland under cancelable operating leases. The future minimum lease payment as of December 31, 2001 is $339,000 in 2002.

CONDUIT LEASES

    The Company leases space within various telephone duct systems from TPSA under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months notice without cause. Refer to note 23 for further detail. All of the agreements provide that TPSA is the manager of the telephone duct system and will lease space within the ducts to the Company for installation of cable and equipment for the cable television systems. The lease agreements provide for monthly lease payments that are adjusted quarterly or annually, except for the Gdansk lease agreement which provides for an annual adjustment after the sixth year and then remains fixed through the tenth year of the lease.

    Minimum future lease commitments for the aforementioned conduit leases relate to 2002 and 2003 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $1,023,000 at December 31, 2001.

CAR LEASES

    The Company has operating car leases with various leasing companies in Poland. Minimum future lease commitments for the aforementioned car leases as of December 31, 2001 are $15,000 in 2002, $15,000 in 2003 and $11,000 in 2004.

20. QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

                                             OPERATING LOSS                 OPERATING LOSS    NET LOSS                   NET LOSS
                                 REVENUES     AS REPORTED     ADJUSTMENT       ADJUSTED      AS REPORTED   ADJUSTMENT    ADJUSTED
                                 ---------   --------------   -----------   --------------   -----------   -----------   --------
                                                                          (IN THOUSANDS)
2001
  First Quarter................   38,568        (42,597)            --         (42,597)        (73,653)          --       (73,653)
  Second Quarter...............   34,746        (42,065)            --         (42,065)        (59,942)          --       (59,942)
  Third Quarter................   34,298        (47,489)            --         (47,489)        (82,241)          --       (82,241)
  Fourth Quarter...............   31,110        (53,062)            --         (53,062)       (533,642)          --      (533,642)

2000
  First Quarter................   27,324        (44,906)        (1,297)        (46,203)        (63,539)      (1,297)      (64,836)
  Second Quarter...............   30,116        (42,329)        (1,297)        (43,626)        (67,410)      (1,297)      (68,707)
  Third Quarter................   31,843        (41,290)        (1,298)        (42,588)        (63,727)      (1,298)      (65,025)
  Fourth Quarter...............   44,300        (50,439)         3,892         (46,547)        (54,135)       3,892       (50,243)

    During the fourth quarter of the year 2000 and the year 2001, the Company was invoiced $5,190,000 (equivalent of EUR 6,000,000) and $10,290,000
(equivalent of EUR 11,206,000) for general management services ("GSA") from UPC. The above presented adjustment allocates the GSA expense evenly into each quarter of the year 2000.

21. SEGMENT INFORMATION

    Prior to December 7, 2001, UPC Polska, Inc. and its subsidiaries operated in four business segments, cable television, digital direct-to-home television, programming, and corporate functions. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring items and foreign exchange gains and loss. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

    The Company classified its business into four segments: (1) cable television, (2) D-DTH television, (3) programming, and (4) corporate. Information about the operations of the Company in these different business segments is set forth below based on the nature of the services offered. During 1999 and in prior years, the Company presented its operations in three business segments: (1) cable television, (2) D-DTH television and programming, and
(3) corporate. For increased transparency of the D-DTH segment, in January 2000, management decided to separate its D-DTH operations into two distinct segments, satellite television and programming. In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in losses of affiliated companies, income taxes, gains and losses of fixed assets disposals, gain and loss of segment disposal, impairment results, and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies.

    As a result of the disposition of the D-DTH business and the resulting elimination of the programming business in December 2001, beginning January 1, 2002, the Company will begin operating with only one segment, its cable television.

    EBITDA is not a U.S. GAAP measure of profit and loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity.

                                                         CABLE       D-DTH     PROGRAMMING    CORPORATE     TOTAL
                                                        --------   ---------   ------------   ---------   ----------
2001
Revenues from external customers......................  $ 77,123   $  55,692    $   5,907     $     --    $  138,722
Intersegment revenues.................................        --          --       60,158           --        60,158
Operating loss........................................   (53,076)    (80,863)     (39,184)     (12,090)     (185,213)
EBITDA................................................     1,713     (10,147)     (16,325)     (12,090)      (36,849)
Depreciation and amortization.........................   (54,789)    (48,394)     (22,859)          --      (126,042)
Net loss..............................................   (51,976)   (197,433)    (337,693)    (162,396)     (749,478)
Segment assets........................................   523,555      20,068       23,942      138,366       705,931

2000
Revenues from external customers......................  $ 68,781   $  51,239    $  13,563     $     --    $  133,583
Intersegment revenues.................................        --          --       55,134           --        55,134
Operating loss........................................   (44,581)    (55,018)     (71,858)      (7,507)     (178,964)
EBITDA................................................     1,203      (6,932)     (48,491)      (7,507)      (61,727)
Depreciation and amortization.........................   (45,784)    (40,352)     (23,367)          --      (109,503)
Net loss..............................................   (46,510)    (74,377)     (87,994)     (39,930)     (248,811)
Segment assets........................................   518,872     402,609      301,522       12,151     1,235,154

FIVE MONTHS OF 1999
Revenues from external customers......................  $ 27,027   $   8,230    $   2,761     $     --    $   38,018
Intersegment revenues.................................        --          --       12,149           --        12,149
Operating loss........................................   (26,923)    (41,937)     (45,859)      (4,768)     (119,487)
EBITDA................................................    (8,765)    (28,184)     (36,507)      (4,751)      (78,207)
Depreciation and amortization.........................   (18,158)    (12,662)      (9,352)         (17)      (40,189)
Net loss..............................................   (33,130)    (49,939)     (47,714)     (13,394)     (144,177)
Segment assets........................................   524,931     367,347      311,241       15,352     1,218,871

SEVEN MONTHS OF 1999
Revenues from external customers......................  $ 35,434   $  10,675    $     831     $     --    $   46,940
Intersegment revenues.................................        --          --       15,095           --        15,095
Operating loss........................................   (11,936)    (44,832)     (28,094)     (13,937)      (98,799)
EBITDA................................................     1,883     (37,753)     (25,083)     (13,919)      (74,872)
Depreciation and amortization.........................   (13,819)     (7,079)      (3,011)         (18)      (23,927)
Net loss..............................................   (20,672)    (50,641)     (34,717)     (21,986)     (128,016)
Segment assets........................................   186,941      58,239       68,672       69,164       383,016

    Total long-lived assets as of December 31, 2001 and 2000 and total revenues for the years 2001 and 2000, and five and seven months of 1999, analyzed by geographical location are as follows:

                                                 TOTAL REVENUES                       LONG-LIVED ASSETS
                                ------------------------------------------------   ------------------------
                                                      FIVE MONTHS   SEVEN MONTHS
                                  2001       2000       OF 1999       OF 1999        2001         2000
                                --------   --------   -----------   ------------   --------   -------------
                                          (IN THOUSAND)                          (IN THOUSAND)
Poland........................  $132,815   $121,650     $38,018        $46,940     $147,608     $285,803
United Kingdom................        --         --          --             --           --       17,546
Other.........................     5,907     11,933          --             --        4,212          438
                                --------   --------     -------        -------     --------     --------
Total.........................  $138,722   $133,583     $38,018        $46,940     $151,820     $303,787
                                ========   ========     =======        =======     ========     ========

    During the year 2000, UPC Broadcast Centre Ltd began providing D-DTH transmission services and purchased and sold programming rights to other subsidiaries of UPC in Hungary, the Czech Republic and Slovakia.

    All of the Company's revenue is derived from activities carried out in Poland and other countries in Europe. Long-lived assets consist of property, plant, and equipment, inventories for construction and intangible assets other than goodwill and other assets.

22. COMMITMENTS AND CONTINGENCIES

    In addition to lease commitments presented in note 19, the Company has the following commitments and contingencies:

PROGRAMMING, BROADCAST AND EXHIBITION RIGHT COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party content providers for its cable systems. The agreements have terms which range from one to twenty years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At December 31, 2001, the Company had an aggregate minimum commitment in relation to these agreements of approximately $132,217,000 over the next seventeen years, approximating $22,211,000 in 2002, $19,804,000 in 2003, $16,812,000 in 2004,
$13,406,000 in 2005 and $59,984,000 in 2006 and thereafter. In connection with the Canal+ merger, TKP assumed the programming rights and obligations there directly related to the Company's D-DTH business and assumed the Company's guarantees relating to the Company's D-DTH business. Pursuant to the Definitive Agreements for the Canal+ merger, the Company remains contingently liable for the performance under those assigned contracts. As of December 31, 2001, management estimates its potential exposure under these assigned contracts to be $70,091,000.

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

PCBV MINORITY STOCKHOLDER'S CLAIM

    On or about July 8, 1999, certain minority shareholders (the minority shareholders) of Poland Cablevision (Netherlands) B.V. (PCBV), an indirect subsidiary of the Company, filed a lawsuit against the Company, Poland Communications, Inc. (PCI) and certain other defendants, in United States District Court, Southern District of Ohio, Eastern Division, Civil Action
No. C2-99-621. The relief sought by the minority shareholders includes:
(1) unspecified damages in excess of $75,000, (2) an order lifting the restrictions against transfer of shares set forth in the Shareholders' Agreement among PCBV's shareholders, as amended (the Shareholders' Agreement) so that the minority shareholders can liquidate their shares in PCBV, (3) damages in the amount of 1.7 percent of the payment made by UPC for the shares of the company as set forth in the Agreement and Plan of Merger between the Company and UPC dated June 2, 1999, and (4) attorneys' fees and costs incurred in prosecuting the lawsuit.

    The amended complaint sets forth eight claims for relief based on allegations that the defendants, including the Company and PCI, committed the following wrongful acts: (1) breached a covenant not to compete contained in the Shareholders' Agreement relating to the shareholders of PCBV, (2) breached a covenant in the Shareholders' Agreement requiring that any contract entered into by PCBV with any other party affiliated with PCI be commercially reasonable or be approved by certain of the minority shareholders,
(3) breached a provision in the Shareholders' Agreement that allegedly required co-defendant Chase International Corp. (CIC) to offer the minority shareholders the right to participate in certain sales of PCBV shares and that required PCBV,
(4) breached their fiduciary duties to the minority shareholders, (5) breached the agreement between PCBV and CIC, which allegedly limited the amount of management fees that could be paid annually by PCBV, (6) made false and misleading statements in various documents filed with the Securities and Exchange Commission, (7) colluded to defraud the minority shareholders by failing to make reference in certain Forms 8-K, 8-KA and 14D-1 to the minority shareholders or their alleged rights and claims, (8) colluded to divert assets of PCBV to affiliates of PCI and PCBV, including the Company, that allegedly competes with PCI and PCBV.

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

    In addition to the Ohio lawsuit, other minority shareholders of PCBV (representing an additional approximately 6% of the shares of PCBV, hereinafter the Reece Group) have asserted claims against the past and present directors or officers of, or members of the Board of Managers of, PCI, PCBV and the Company or one or more controlling shareholders of the Company but have not yet filed suit.

    The claims by the Reece Group consist of allegations previously made by Reece Communications, Inc. (RCI). RCI's allegations were premised on, among other things, alleged acts, errors, omissions, misstatements, misleading statements or breaches of duty by the aforementioned officers, directors, or controlling shareholders. The Company has negotiated a settlement of those claims and a simultaneous purchase of the Reece Group's PCBV shares, as well as the purchase of all other shares of PCBV held by other minority shareholders and a settlement of their claims. On August 28, 2001, in exchange for the release of claims and the transfer of all outstanding shares in PCBV held by minority shareholders, the Company and/or its affiliates paid in the aggregate approximately $3.6 million in cash at closing and issued promissory notes for $17 million. See Note 13 for discussion on notes payable to RCI. The Company has accounted for the $21.2 million as goodwill in the accompanying consolidated financial statements in accordance with SFAS 141. Accordingly, there has been no amortization recorded associated with this goodwill.

THE GROUPE JEAN-CLAUDE DARMON PROCEEDING AGAINST WIZJA TV SP. Z O.O.

    On January 27, 2000, the Groupe Jean-Claude Darmon (Darmon), a French company, commenced legal proceedings against Wizja TV Sp. z o.o., a subsidiary of the Company, and SPN Widzew SSA Sportowa Spolka Akcyjna (Lodz Football Club) in the Paris Commercial Court (Tribundal de Commerce de Paris).

    Wizja TV Sp. z o.o. has been accused of infringing broadcast and advertising rights which Darmon purports to hold. Darmon has accused Wizja TV Sp. z o.o. of interrupting the broadcast signal of the UEFA Cup match on October 21, 1999 between Lodz Football Club and AS Monaco. Darmon seeks damages in the amount of 13,025,000 French francs (approximately $1,819,000) from Wizja Sp. z o.o. The case has been suspended indefinitely as UFA, another rights agency who were involved in the dispute, Sport+, the sport rights division of Canal+ and Darmon merged to become a new sport rights agency. The Company is unable to predict the outcome of this case.

EAST SERVICES S.A.

    On November 23, 2001, an affiliate of East Services S.A. initiated an ex parte legal action in Polish court against the Company, claiming moneys owned pursuant to an investment services agreement dated December 2, 1997, as amended on September 16, 1998. In connection with such claim, the Polish court entered an injunction against closing of the Canal+ merger on December 3, 2001, which was served on a Polish affiliate of the Company on December 4, 2001. On
December 7, 2001, the parties settled their dispute, with UPC's affiliate paying $4.2 million as directed by the claimants and the claimants releasing the Company from any liability whatsoever relating thereto and delivering applications to the Polish court to have the injunction lifted. As the dispute related to the Canal+ merger, the Company has included the $4.2 million as a component of the loss on disposition.

HBO POLSKA PROCEEDING

    Two of the Company's cable television subsidiaries, Telewizja Kablowa Gosat-Service Sp. z o.o. and PTK S.A., and four unrelated Polish cable operators and HBO Polska Sp. z o.o. ("HBO Polska") were made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o.o., an indirect partially-owned subsidiary of Canal+. The lawsuit was filed in the Provincial Court in Warsaw, XX Economic Division (Sad Wojewodzki w Warszawie, Wydzial XX Gospodarczy) (the "Court"). The main defendant in the proceedings is HBO Polska which is accused of broadcasting HBO television programming in Poland without a license from the Polish National Radio and Television Council as required by the Polish Television Act and thereby undertaking an activity constituting an act of unfair competition. The plaintiff has asked the Court to order HBO Polska to cease broadcasting of its programming in Poland until it has received a broadcasting license from the Polish National Radio and Television Council, and that the defendant cable operators be ordered (i) to cease carrying the HBO Polska programming on their cable networks in Poland until HBO Polska has received a broadcasting license from the Polish National Radio and Television Council, (ii) not to use their current filters for the purpose of unscrambling the HBO Polska programming, and (iii) in the future, to use effective encoding systems and systems of controlled access to the HBO Polska programming. The Company does not believe that the lawsuit will have a material adverse effect on its business operations.

DIVIDEND RESTRICTIONS

    The Company's Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish Accounting Principles. As of December 31, 2001, the Company's Polish subsidiaries have no profit available for distribution as dividends.

23. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

USE OF TPSA CONDUITS

    The Company's ability to build out its existing cable television networks and to integrate acquired systems into its cable television networks depends on, among other things, the Company's continued ability to design and obtain access to network routes, and to secure other construction resources, all at reasonable costs and on satisfactory terms and conditions. Many of such factors are beyond the control of the Company. In addition, at December 31, 2001, approximately 74.3% of the Company's cable television plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA allows for termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause.

    In addition, some conduit agreements with TPSA provide that cables can be installed in the conduit only for the use of cable television. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company is currently in the process of introducing Internet services to its cable customers and renegotiating certain conduit agreements with TPSA. As of December 31, 2001, the Company believes it was not in material violation under any of its existing conduit agreements.

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

CREDIT WORTHINESS

    All of the Company's customers are located in Poland. As is typical in this industry, no single customer accounted for more than five percent of the Company's sales in 2001 or 2000. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

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

(B) REPORTS ON FORM 8-K

    The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2001:

    Current Report on Form 8-K, filed on December 21, 2001, relating to consummation of a transaction with Canal+ Group (the television and film division of Vivendi Universal S.A.) pursuant to which the companies merged their Polish D-DTH platforms. An amendment to this Current Report was filed on Form 8-K/A on February 20, 2002, to include pro forma financial information related to this transaction.

(C) EXHIBIT LISTING

         3(i)           Amended and Restated Certificate of Incorporation of UPC
                        Polska, Inc. dated March 7, 2002.

         3(ii)          Amended and Restated By-Laws of UPC Polska, Inc., dated
                        January 2000 (incorporated by reference to Exhibit 3(ii) of the Company's Annual Report on Form 10-K, filed on April 2, 2001).

         4.1            Indenture dated as of July 14, 1998, between the Company and
                        Bankers Trust Company relating to the 14 1/2% Senior
                        Discount Notes due 2008 and 14 1/2% Series B Senior Discount
                        Notes 2008 (incorporated by reference to Exhibit 4.11 of the
                        Company's Registration Statement on Form S-4, filed on
                        August 5, 1998).

         4.2 Indenture dated as of January 20, 1999 between the Company and Bankers Trust Company relating to UPC Polska, Inc.
                        Series C Senior Discount Notes due 2008 (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K, filed on April 2, 2001).

         4.3 Indenture dated as of January 27, 1999 between the Company and Bankers Trust Company relating to UPC Polska, Inc.
                        14 1/2% Senior Discount Notes due 2009 and its 14 1/2%
                        Series B Senior Discount Notes due 2009 (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K, filed on April 2, 2001).

        10.1            Shareholders agreement, dated as of August 10, 2001, by and among the Company, UPC, Canal+, Polska Telewizja Cyfrowa TV
                        Sp. z o.o. ("PTC") and Telewizyjna Korporacja Partycypacyjna
                        S.A. ("TKP") (incorporated by reference to Exhibit 2.2 of
                        the Company's Current Report on Form 8-K, filed on
                        December 21, 2001).

        10.2            Contribution and Subscription Agreement, dated as of
                        August 10, 2001, by and among the Company, UPC, Canal+, PTC and TKP (incorporated by reference to Exhibit 2.3 of the
                        Company's Current Report on Form 8-K, filed on December 21,
                        2001).

        10.3            Closing Agreement, dated as of December 7, 2001, by and
                        among the Company, Canal+, PTC and TKP (incorporated by
                        reference to Exhibit 2.1 of the Company's Current Report on
                        Form 8-K, filed on December 21, 2001).

        10.4 Form of Qualified Loan Agreement dated July 31, 2001, between Belmarken Holding B.V. and the Company.

        10.5            Subordination of right to receive payments under Securities issued pursuant to the Indentures upon a liquidation of UPC
                        Polska, Inc. dated August 20, 2001, by UPC.

        10.6            Form of Master (Loan) Agreement dated May 24, 2001, between
                        UPC and the Company.

        10.7            Form of Subordinated Master (Loan) Agreement dated
                        December 31, 1999, between UPC and the Company.

        10.8            Amendment Agreement to the Subordinated Master (Loan)
                        Agreement dated March 26, 2002, between UPC and the
                        Company.

        11              Statement re computation of per share earnings (contained in
                        Note 16 to Consolidated Financial Statements in this Annual
                        Report on Form 10-K)

        99              Letter re Auditor Representation

     No annual report or proxy material is being sent to security holders.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       UPC POLSKA, INC.

                                                       BY:  /S/ SIMON BOYD
                                                            -----------------------------------------
                                                            Simon Boyd
                                                            PRESIDENT AND CHIEF EXECUTIVE OFFICER

    In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated.

                        NAME                                        TITLE                      DATE
                        ----                                        -----                      ----
                   /s/ SIMON BOYD                      President, Chief Executive
     -------------------------------------------         Officer and Director             April 3, 2002
                     Simon Boyd                          (Principal Executive Officer)

                 /s/ JOANNA NIECKARZ                   Chief Financial Officer
     -------------------------------------------         (Principal Financial and         April 3, 2002
                   Joanna Nieckarz                       Principal Accounting Officer)

             /s/ WALTER EUGENE MUSSELMAN               Director
     -------------------------------------------                                          April 3, 2002
               Walter Eugene Musselman

                  /s/ ANTON TUIJTEN                    Director
     -------------------------------------------                                          April 3, 2002
                    Anton Tuijten

                   /s/ ROBERT DUNN                     Director
     -------------------------------------------                                          April 3, 2002
                     Robert Dunn

                /s/ NIMROD J. KOVACS                   Director
     -------------------------------------------                                          April 3, 2002
                  Nimrod J. Kovacs