Form 10-Q
period 2002-03-31
UPC POLSKA INC
filed 2002-05-15
CIK 1041454

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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

    The number of shares outstanding of UPC Polska, Inc.'s common stock as of March 31, 2002, was:

                          Common Stock          1,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                UPC POLSKA, INC.
                                FORM 10-Q INDEX
                   FOR QUARTERLY PERIOD ENDED MARCH 31, 2002

                                                              PAGE NO.
                                                              --------
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

    UPC Polska, Inc.

    Consolidated Balance Sheets.............................      3

    Consolidated Statements of Operations...................      4

    Consolidated Statements of Comprehensive Loss...........      5

    Consolidated Statements of Cash Flows...................      6

    Notes to Consolidated Financial Statements..............      7

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     22

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................     34

PART II OTHER INFORMATION

Item 1. Legal Proceedings...................................     36

Item 2. Changes in Securities and Use of Proceeds...........     36

Item 3. Defaults Upon Senior Securities.....................     36

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     36

Item 5. Other Information...................................     37

Item 6. Exhibits and Reports on Form 8-K....................     37

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                UPC POLSKA, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents (note 2)........................  $   99,987    $   114,936
  Restricted cash (note 2)..................................          --         26,811
  Trade accounts receivable, net of allowance for doubtful
    accounts of $3,227 in 2002 and $2,881 in 2001...........      10,683         11,061
  VAT recoverable...........................................         145            323
  Prepayments...............................................       1,357            790
  Due from UPC and its affiliates...........................       1,625             --
  Due from the Company's affiliates.........................       7,174         10,082
  Other current assets......................................          73             95
                                                              -----------   -----------
    Total current assets....................................     121,044        164,098
                                                              -----------   -----------
Property, plant and equipment:
  Cable system assets.......................................     164,304        166,955
  Construction in progress..................................         608            783
  Vehicles..................................................       1,693          1,697
  Office, furniture and equipment...........................      12,487         12,300
  Other.....................................................      13,105         16,063
                                                              -----------   -----------
                                                                 192,197        197,798
  Less accumulated depreciation.............................     (59,779)       (54,592)
                                                              -----------   -----------
    Net property, plant and equipment.......................     132,418        143,206
Inventories for construction................................       3,784          4,035
Intangible assets, net (note 4).............................     356,472        370,062
Investments in affiliated companies.........................      16,261         24,530
                                                              -----------   -----------
                                                              $  508,935    $   541,833
                                                              -----------   -----------
    Total assets............................................  $  629,979    $   705,931
                                                              ===========   ===========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Accounts payable and accrued expenses.....................  $   36,207    $    54,578
  Due to UPC and its affiliates.............................       5,802            109
  Due to TKP (note 2).......................................          --         26,811
  Accrued interest..........................................         768            240
  Deferred revenue..........................................       3,533          2,734
  Notes payable and accrued interest to UPC and its
    affiliates (note 3).....................................     451,727        444,479
  Current portion of notes payable..........................      17,302         17,407
                                                              -----------   -----------
    Total current liabilities...............................     515,339        546,358
                                                              -----------   -----------
Long-term liabilities:
  Notes payable (note 3)....................................     416,911        403,710
                                                              -----------   -----------
    Total liabilities.......................................     932,250        950,068
                                                              -----------   -----------
Commitments and contingencies (note 10)
Stockholder's deficit:
  Common stock, $.01 par value; 1,000 shares authorized,
    shares issued and outstanding 1,000 as of March 31, 2002
    and December 31, 2001...................................          --             --
  Paid-in capital...........................................     911,562        911,562
  Accumulated other comprehensive loss......................     (27,910)       (13,233)
  Accumulated deficit.......................................  (1,185,923)    (1,142,466)
                                                              -----------   -----------
    Total stockholder's deficit.............................    (302,271)      (244,137)
                                                              -----------   -----------
    Total liabilities and stockholder's deficit.............  $  629,979    $   705,931
                                                              ===========   ===========

     See accompanying notes to unaudited consolidated financial statements.

                                UPC POLSKA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2002       MARCH 31, 2001
                                                            ------------------   ------------------
                                                                        (IN THOUSANDS)
Revenues (note 7).........................................       $ 19,983             $ 38,568
Operating expenses:
  Direct operating expenses (note 7)......................         10,346               32,773
  Selling, general and administrative expenses (note 7)...          6,861               16,741
  Depreciation and amortization...........................          7,150               31,651
Impairment of D-DTH equipment.............................             --                9,229
                                                                 --------             --------
Total operating expenses..................................         24,357               90,394
                                                                 --------             --------
  Operating loss..........................................         (4,374)             (51,826)
Interest and investment income............................            914                  256
Interest expense (note 7).................................        (26,090)             (22,586)
Equity in losses of affiliated companies..................         (7,566)                 (35)
Foreign exchange gain/(loss) net..........................         (6,160)                 751
Non-operating expense.....................................           (115)                (177)
                                                                 --------             --------
  Loss before income taxes................................        (43,391)             (73,617)
Income tax expense........................................            (66)                 (36)
                                                                 --------             --------
  Net loss................................................       $(43,457)            $(73,653)
                                                                 ========             ========
Net loss applicable to holders of common stock............       $(43,457)            $(73,653)
                                                                 ========             ========

     See accompanying notes to unaudited consolidated financial statements.

                                UPC POLSKA, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2002       MARCH 31, 2001
                                                            ------------------   ------------------
                                                                        (IN THOUSANDS)
Net loss..................................................       $(43,457)            $(73,653)
Other comprehensive gain/(loss):
  Translation adjustment..................................        (14,677)               7,517
                                                                 --------             --------
Comprehensive loss........................................       $(58,134)            $(66,136)
                                                                 ========             ========

     See accompanying notes to unaudited consolidated financial statements.

                                UPC POLSKA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2002       MARCH 31, 2001
                                                            ------------------   ------------------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net loss................................................       $(43,457)            $(73,653)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization.........................          7,150               31,651
    Amortization of notes payable discount and issue
      costs...............................................         13,735               11,902
    Equity in losses of affiliated companies..............          7,566                   35
    Impairment of D-DTH equipment.........................             --                9,229
    Unrealized foreign exchange (gains)/losses............          6,947                 (919)
    Other.................................................             83                  364
    Changes in operating assets and liabilities:
      Restricted cash.....................................         25,989                   --
      Accounts receivable.................................          2,927                8,271
      Other current assets................................           (291)               1,190
      Programming and broadcast rights....................             --                2,711
      Accounts payable....................................        (17,259)              (8,163)
      Due to TKP..........................................        (25,989)                  --
      Deferred revenue....................................            891                  693
      Interest payable to UPC and its affiliates..........         12,079               10,534
      Accounts payable to UPC and its affiliates..........            866                2,785
      Accounts receivable from UPC and its affiliates.....         (1,625)              (6,892)
                                                                 --------             --------
        Net cash used in operating activities.............        (10,388)             (10,262)
                                                                 --------             --------
Cash flows from investing activities:
      Construction and purchase of property, plant and
        equipment.........................................         (1,504)             (13,741)
                                                                 --------             --------
        Net cash used in investing activities.............         (1,504)             (13,741)
                                                                 --------             --------
Cash flows from financing activities:
      UPC capital increase................................             --               14,490
      Proceeds from loans from UPC and its affiliates.....             --               16,556
      Repayment of notes payable..........................           (104)                (109)
                                                                 --------             --------
        Net cash provided by/(used in) financing
          activities......................................           (104)              30,937
                                                                 --------             --------
        Net increase/(decrease) in cash and cash
          equivalents.....................................        (11,996)               6,934
        Effect of exchange rates on cash and cash
          equivalents.....................................         (2,953)                  31
Cash and cash equivalents at beginning of period..........        114,936                8,879
                                                                 --------             --------
Cash and cash equivalents at end of period................       $ 99,987             $ 15,844
                                                                 ========             ========
Supplemental cash flow information:
      Cash paid for interest..............................       $     82             $     99
                                                                 ========             ========
      Cash paid for income taxes..........................       $     28             $     36
                                                                 ========             ========

     See accompanying notes to unaudited consolidated financial statements.

                                UPC POLSKA, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE
                               THREE MONTHS ENDED
                                 MARCH 31, 2002

1.  BASIS OF PRESENTATION

    The information furnished by UPC Polska, Inc. and its subsidiaries ("UPC Polska" or the "Company" previously @Entertainment, Inc.) has been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to these rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited, but in the opinion of management, reflect all adjustments which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of March 31, 2002. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC (the "2001 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

2.  MERGER OF D-DTH BUSINESS

    On August 10, 2001, the Company, United Pan-Europe Communications N.V. ("UPC"), and Group Canal+ S.A. ("Canal+"), the television and film division of Vivendi Universal, announced the signing of a Shareholder Agreement and Contribution and Subscription Agreement ("Definitive Agreements") to merge their respective Polish D-DTH platforms, as well as the Canal+ Polska premium channel, to form a common Polish D-DTH platform (the "Canal+ merger").

    The transaction contemplated by such agreements was consummated on December 7, 2001. As part of the transactions, the Company, through its affiliate Polska Telewizja Cyfrowa Wizja TV Sp. z o.o. ("PTC"), contributed Wizja TV Sp. z o.o. and UPC Broadcast Centre Ltd., the Company's Polish and United Kingdom D-DTH businesses, respectively, to Telewizyjna Korporacja Partycypacyjna S.A. ("TKP"), the Polish subsidiary of Canal+. The Company received Euros 150.0 million (approximately $133.4 million as of December 7,
2001) in cash and PTC received a 25% ownership interest in TKP upon receipt of court approval and other legal matters in connection with the issuance of new TKP shares.

    In connection with the requirements of the Definitive Agreements, the Company was required to fund Euros 30.0 million ($26.8 million). Accordingly, on the Company's consolidated balance sheet as of December 31, 2001, this was reflected as Restricted Cash and, based on the contractual liability, it was accrued as Due to TKP. On February 1, 2002, the Company and Canal+ completed all Polish legal formalities in connection with the transaction. On the same day, the Company funded TKP with Euros 30.0 million (approximately $26.4 million as of February 1, 2002) in the form of a shareholder loan and registered its 25% investment in TKP with the Commercial Court in Poland. The Company included the value of the shareholder loan in its valuation of the fair value of its 25% investment in TKP. The Company valued its 25% ownership interest at the acquisition date (December 7, 2001) of Euros 30.0 million ($26.0 million as of March 31, 2002), which represents the fair market value of this ownership on December 7, 2001. The Company accounts for this investment using the equity method.

    As of February 2002, the Company began distribution of Canal+ Multiplex, a Polish-language premium package of three movie, sport and general entertainment channels, across its network on terms as specified in the Contribution and Subscription Agreement. The Company and TKP are currently negotiating the definitive long-term channel carriage agreement for carriage of Canal+ Multiplex.

    Additionally, in connection with the Canal+ merger, the Company terminated the operations of Wizja Sport and transferred or assigned its economic benefits and obligations of programming agreements to TKP to the extent that they were directly related to the D-DTH business.

    The Company also eliminated all aspects of its programming operations as a direct result of the D-DTH disposition and has included into the loss on disposition $217.6 million in 2001 related to the write-down of the programming goodwill. Additionally, the Company had numerous contractual arrangements, which provided benefits to both the Company's cable operations and its D-DTH operations.

    Pursuant to the indentures governing the Company's 14 1/2% Senior Discount Notes due 2008, Series C Discount Notes due 2008 and 14 1/2% Senior Discount Notes due 2009 (together, the "UPC Polska Notes"), the Company is required to use the net cash proceeds from the Canal+ merger within 12 months of the transaction date, December 7, 2001, for certain limited purposes. These include:

    - to permanently repay or prepay senior bank indebtedness or any unsubordinated indebtedness of the Company;

    - to invest in any one or more businesses engaged, used or useful in the Company's cable, D-DTH or programming businesses; or

    - to invest in properties or assets that replace the properties and assets sold.

    Accordingly, as of December 31, 2001 and as of March 31, 2002, a significant portion of the Company's cash and cash equivalents were restricted by the limitations imposed by the Company's indentures. The Company is currently evaluating the potential uses for its net cash proceeds from the Canal+ merger, which were $80.1 million as of March 31, 2002 ($82.9 million as of December 31, 2001). The decrease in net cash proceeds during three months ended March 31, 2002 results from depreciation of the Euro against the U.S. dollar by 2.9%. The net cash proceeds, as defined, are net of the related costs of termination of programming agreements of $12.8 million and professional and other fees of $10.9 million. Additionally, the Company's agreements related to the notes payable to UPC and its affiliates contain limitations on the use of cash proceeds from the sale of assets. The Company has received a waiver from UPC and its affiliate to specifically exempt the net cash proceeds from this transaction from the limitations contained in the loan agreements with UPC and its affiliates.

    The following unaudited pro forma information for the three months ended March 31, 2002 and 2001 give effect to the disposition of the D-DTH business as if it had occurred at the beginning of the respective period presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results would actually have been if such transaction had in fact occurred on such date.

                                   THREE MONTHS ENDED        THREE MONTHS ENDED
                                     MARCH 31, 2002            MARCH 31, 2001
                                 -----------------------   ----------------------
                                 HISTORICAL    PROFORMA    HISTORICAL   PROFORMA
                                 -----------   ---------   ----------   ---------
                                                  (IN THOUSANDS)
                                                   (UNAUDITED)
Revenues.......................   $ 19,983     $  19,983    $ 38,568    $  19,479
                                  ========     =========    ========    =========
Operating loss.................     (4,374)       (4,374)    (51,826)     (12,493)
Net Loss.......................   $(43,457)    $(471,561)   $(73,653)   $(588,155)
                                  ========     =========    ========    =========

3.  GOING CONCERN AND LIQUIDITY RISKS

    These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks, acquisition of programming rights and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception
(1990). During 2001, the Company reviewed its long term plan for all segments of its operations and identified businesses which are profitable today on an operating profits basis and businesses, which required extensive additional financing to become profitable. The Company has also assessed its ability to obtain additional financing on terms acceptable to it. These reviews proved that as of that point, the Company's only profitable business on an operating profits basis is cable television and it cannot provide further financing to its D-DTH and programming businesses. As a result, the Company changed its business strategy towards its operating segments. The Company decided to dispose of its D-DTH and programming businesses and revised its business strategy for cable television from aggressive growth to focus on achievement of positive cash flow. The Company expects to have positive EBITDA and positive cash flows in 2002. As of March 31, 2002, the Company had negative working capital of $394.3 million and a stockholder's deficit of $302.3 million. The Company experienced operating losses of $4.4 million and $51.8 million during the three months ended
March 31, 2002 and 2001, respectively. It also has significant commitments under non-cancelable operating leases and for programming rights, as well as repayment obligations related to the 9 7/8% Senior Notes due 2003 ("PCI Notes") and the UPC Polska Notes.

    As of March 31, 2002, the Company had approximately $17.0 million in outstanding notes payable to RCI, a former minority stockholder of Poland Cablevision (Netherlands) B.V. ("PCBV"). However, the Company repaid
$7.0 million in outstanding notes in April 2002 and, as of the date of this Quarterly Report on Form 10-Q, the Company has $10.0 million in outstanding notes payable to RCI, which the Company intends to repay in 2002. In 2003, the Company will also be required to fulfill its repayment obligation of approximately $14.5 million in principal amount under the PCI Notes, and the Company will be required to commence cash interest payments under the UPC Polska Notes aggregating approximately $50.8 million per annum in 2004 and approximately $69.2 million per annum in 2005 and thereafter. The Company also has an aggregate of approximately $12.1 million in interest payments due to UPC and its affiliates as of March 31, 2002 on its currently outstanding indebtedness. In prior years and as of the date of filing this Quarterly Report on Form 10-Q, UPC has permitted the Company to defer payment of interest owing it. The Company, however, has no assurances that UPC will permit such deferral going forward.

    Since August 6, 1999, when Bison Acquisition Corporation ("Bison"), United Pan-Europe Communications N.V.'s wholly-owned subsidiary, was merged with and into the Company with the Company continuing as the surviving corporation (the "Merger"), the Company has relied completely on funding from its shareholder UPC and UPC's affiliates. As a result of UPC's decision to not make interest payments on its senior notes and senior discount notes on February 1, 2002, and May 1, 2002, and its failure to make the interest payment upon the expiration of the applicable 30-day grace period, these actions constituted Events of Default pursuant to UPC's senior notes and senior discount notes. The occurrence of these Events of Default gave the related trustees under the indebtedness, or requisite number of holders of such notes, the right to accelerate the maturity of all of UPC's senior notes and senior discount notes and then to foreclose on the collateral securing these notes. As of the date of the filing of this Quarterly Report on Form 10-Q, neither any of the trustees for the respective notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under these notes. UPC has entered into a non-binding Memorandum of Understanding with

UnitedGlobalCom, Inc., UPC's parent, to enter into negotiations with the holders of UPC's senior notes and senior discount notes to attempt to reach agreement on a means to restructure UPC's indebtedness at the holding company level. In addition, UPC has received waivers from certain lenders under its and its subsidiaries' bank facilities for the cross Events of Default under such facilities that existed or may exist as a result of UPC's failure to make the interest payments due on February 1, 2002 and May 1, 2002 on UPC's outstanding senior notes within the applicable grace periods. Although the Company had anticipated being able to rely on UPC to meet its payment obligations, given UPC's liquidity concerns, the Company is not certain that it will receive the necessary financing from UPC. If the Company is unable to rely on UPC for financial support, it will have to meet its payment obligations with cash on hand or with funds obtained from public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, UPC, and UnitedGlobalCom, Inc., UPC's parent.

    The Company has approximately $100.0 million of unrestricted cash as of March 31, 2002. However, as a result of the limitations imposed on it by the indentures governing the UPC Polska Notes and the notes payable to UPC and its affiliates, the Company is limited in its utilization of approximately
$87.1 million of this unrestricted cash, which is net of the costs associated with the Canal+ merger and Twoj Styl asset sales. As a result of these limitations and the potential inability of UPC to provide necessary funding, if required, the Company has limited sources of funding available to it outside of its operating cash flows. In addition, the Company has loans payable to UPC in the amount of $451.7 million as of March 31, 2002. The Company's loan agreements with UPC contain various covenants, including a provision which provides UPC with the ability to declare the loans immediately due and payable if in its opinion, a material adverse change has occurred in the business, operations, prospects or condition (financial or otherwise) of the Company or any of its subsidiaries or, if in the opinion of UPC, any event or circumstance has occurred that could have a material adverse effect on the Company's ability to fulfill its obligations under the loan agreement in question. Additionally, one of the loan agreements with a UPC affiliate (which had a balance of $13.8 million outstanding as of March 31, 2002) contains a provision, which would require the Company to accelerate payment of the outstanding amount if there is an Event of Default under either of the UPC senior notes which is not cured or waived within the applicable grace period and which causes those notes to be accelerated. As of the date of filing this Quarterly Report on Form 10-Q, the Company has not received any notification that the UPC senior notes have been accelerated. However, as a result of the UPC Events of Default, the UPC senior notes are classified as current rather than long-term obligations. In the event UPC or its affiliates accelerates payment owed to them by the Company under their loans, the Company would have limited funds or available borrowings to repay these notes. If the Company were to default on its loan payments to UPC or its affiliates, the acceleration clauses in the indentures governing the UPC Polska Notes, the Series C Notes, or Discount Notes may be triggered requiring those notes to be paid off as well, and the Company would likely not have sufficient funds or available borrowings to repay those notes. Additionally, the UPC Polska Notes have various defined Events of Default, including the acceleration of the payment of other debt of the Company in excess of $15.0 million. In the event the Company's debt associated with the material adverse change clauses, the provisions that would cause the Company to have to accelerate payment, or other events of default, which were not cured in a timely manner pursuant to the respective agreements, resulted in the acceleration of the related debt, the UPC Polska Notes would be currently due. The Company has evaluated the likelihood of it experiencing an Event of Default as of the date of filing this Quarterly Report on Form 10-Q and has determined, based on its assessment, that it is not "virtually certain" that an Event of Default will occur. As such, the amounts related to the UPC Polska Notes and the PCI Notes of $416.9 million have been reflected as a long-term liability. The Company's available cash on hand will be insufficient to satisfy all of its obligations, and the Company cannot be certain that it will be able to obtain the necessary financing at all, or on terms that will be favorable to the Company.

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

    Management of the Company believes that significant opportunities exist for cable television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (i.e. data and telephones). As such, the Company's current focus is on its cable television market. The Company's business strategy is designed to increase its average revenue per subscriber and also, although to a lesser extent, to increase its subscriber base. The Company intends to achieve these goals by increasing penetration of new service products within existing upgraded homes; providing additional revenue-generating services to existing customers, including Internet services; developing content tailored to the interests of existing subscribers; and improving the effectiveness of the Company's sales and marketing efforts.

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

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

    On June 2, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with UPC, whereby UPC and its wholly-owned subsidiary, Bison, initiated a tender offer to purchase all of the Company's outstanding shares in an all cash transaction valuing the Company's shares of common stock at $19.00 per share.

    The tender offer, initiated pursuant to the Merger Agreement, closed at 12:00 midnight on August 5, 1999. On August 6, 1999, Bison reported that it had accepted for payment a total of 33,701,073 shares of the Company's common stock (including 31,208 shares tendered pursuant to notices of guaranteed delivery) representing approximately 99% of Company's outstanding shares of common stock (the "Acquisition"). In addition, UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of UPC Polska and acquired all of the outstanding warrants and stock options.

    As a result of the Acquisition, UPC pushed down the goodwill of approximately of $979.3 million to the Company establishing a new basis of accounting as of the acquisition date. The goodwill was allocated between the UPC Polska's business segments based on the investment model used for acquisition. During the years ended December 31, 2000 and 2001 this figure increased by $12.3 million and $23.4 million, respectively due to the results of arbitration settlement between the Company and TKP as well as the purchase by an affiliate of the Company of outstanding stock from PCBV minority shareholders in connection with settlement of the PCBV minority shareholders lawsuit.

    In connection with the Canal+ merger discussed in Note 2, the Company included in its loss on disposition the write-off of $252.9 million of intangible assets related to the D-DTH business and $217.6 million related to the programming segment.

    As of January 1, 2002, the Company adopted SFAS No. 142, which requires goodwill and intangible assets with indefinite lives to no longer be amortized. Accordingly, the consolidated statement of operations for the three months ended March 31, 2002 does not include any such amortization expense. For the three months ended March 31, 2001, the consolidated statement of operations included amortization expense of approximately $15.9 million.

5.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

    The Company maintains its books of accounts in Poland, the Netherlands and in the United States of America in accordance with local accounting standards in the respective countries. These financial statements include all adjustments to the Company's statutory books to present these statements in accordance with U.S. GAAP.

    The consolidated financial statements include the financial statements of UPC Polska, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and other short-term investments with original maturities of three months or less. See Note 2 and 3 for the discussion related to the limitations on the use of $87.1 million of the cash and cash equivalents.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates, which include, but are not limited to: allowance for doubtful accounts, impairment charges of long-lived assets, equity investment and revenue recognition.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to overdue accounts receivable. Upon disconnection of the subscriber, the account is fully reserved. The allowance is maintained on the books either until receipt of payment, or until the account is deemed uncollectable for a maximum of three years.

REVENUE RECOGNITION

    Revenue related to the provision of cable television and Internet services to customers are recognized in the period in which the related services are provided in accordance with SAB 101 Revenue Recognition in Financial Statements and SFAS 51 Financial Reporting by Cable Television Companies.

CABLE TELEVISION REVENUE:

    Cable television revenues are recognized in accordance with SFAS 51 Financial Reporting by Cable Television Companies. Revenue from subscription fees is recognized on a monthly basis as the service is provided. Installation fee revenue, for connection to the Company's cable television system, is recognized to the extent of direct selling costs and the balance is deferred and amortized into income over the estimated average period that new subscribers are expected to remain connected to the systems.

INTERNET SERVICE REVENUES:

    The Company also provides Internet services to its cable television customers. Revenue from subscription is recognized on a monthly basis as the service is provided. Installation fee revenue is deferred and amortized to income over the estimated average period that new subscribers are expected to remain connected to the system in accordance with SAB 101 Revenue Recognition in Financial Statements.

OTHER REVENUES:

    Advertising revenues are recognized when advertisements are aired under broadcast contracts.

TAXATION

    Income taxes are accounted for under the asset and liability method in accordance with SFAS 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    U.S. TAXATION--The Company is subject to U.S. Federal taxation on its worldwide income. Polish companies that are not engaged in a trade or business within the U.S. or that do not derive income from U.S. sources are not subject to U.S. income tax.

    FOREIGN TAXATION--Polish companies are subject to corporate income taxes, value added tax (VAT) and various local taxes within Poland, as well as import duties on materials imported by them into Poland.

    Income tax for other foreign companies is calculated in accordance with Polish tax regulations. Due to differences between accounting practices under Polish tax regulations and those required by U.S. GAAP, certain income and expense items are recognized in different periods for financial reporting purposes and income tax reporting purposes which may result in deferred income tax assets and liabilities.

    Effective January 1998, the Company adopted EITF 92-8, "Accounting for the Income Tax Effects under FASB Statement No. 109 of a Change in Functional Currency When an Economy Ceases to Be Considered Highly Inflationary". As a result of adopting EITF 92-4, "Accounting for a Change in Functional Currency When the Economy Ceases to Be Considered Highly Inflationary", the Company's functional currency bases exceeded the local currency tax bases of non-monetary items. The differences between the new functional currency and the tax bases have been recognized as temporary differences in accordance with EITF 92-8.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment include assets used in the development and operation of the various cable television systems. During the period of construction, plant costs and a portion of design, development and related overhead costs are capitalized as a component of the Company's investment in cable television systems. When material, the Company capitalizes interest costs incurred during the period of construction in accordance with SFAS No. 34, "Capitalization of Interest Cost". Interest is not capitalized for short-term construction projects. During the three months s ended March 31, 2002 and 2001, no interest costs were capitalized.

    Cable subscriber related costs and general and administrative expenses are charged to operations when incurred.

    Depreciation is computed for financial reporting purposes using the straight-line method over the following estimated useful lives:

Cable system assets.........................................      10 years
Set-top boxes...............................................       5 years
Vehicles....................................................       5 years
Other property, plant and equipment.........................  5 - 10 years

INVENTORIES FOR CONSTRUCTION

    Inventories for construction are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories are principally related to cable systems. Cost of inventory includes purchase price, transportation, customs and other direct costs.

GOODWILL AND OTHER INTANGIBLES

    Prior to the Merger, goodwill, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over the expected periods to be benefited, generally ten years, with the exception of amounts paid relating to non-compete agreements. The portion of the purchase price relating to non-compete agreements was amortized over the term of the underlying agreements, generally five years.

    Effective as of the date of the Merger, August 6, 1999, the Company revalued all its previously existing goodwill, including amounts related to non-compete agreements that related to transactions completed prior to the Merger. The goodwill that was pushed down to the Company was amortized using straight-line basis over the expected periods to be benefited, which is fifteen years. The Company adopted SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002. In connection therewith, the Company no longer amortizes such goodwill.

    Through its subsidiaries, the Company has entered into lease agreements with the Polish national telephone company ("TPSA"), for the use of underground telephone conduits for cable wiring. Costs related to obtaining conduit and franchise agreements with housing cooperatives and governmental authorities are capitalized generally over a period of ten years. In the event the Company does not proceed to develop cable systems within designated cities, costs previously capitalized will be charged to expense.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," ("SFAS 141"), which was required to be adopted July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company has applied SFAS 141 to its only applicable transaction, the purchase of the minority interest in TKP and PCBV in December 7, 2002 and August 28, 2001, respectively.

PROGRAMMING AND BROADCAST RIGHTS

    The Company has in place contracts for the purchase of certain exhibition or broadcast rights. Broadcast or exhibition rights consist principally of rights to broadcast syndicated programs, sports and feature films and are accounted for as a purchase of rights by the licensee. The asset and liability for the rights acquired and obligations incurred under a license agreement are reported by the Company, at the gross amount of the liability, when the license period begins and certain specified conditions have been met, in accordance with the guidelines established within SFAS No. 63, "Financial Reporting By Broadcasters".

DEFERRED FINANCING COSTS

    Costs incurred to obtain financing have been deferred and amortized as interest expense over the life of the loan using the effective interest method. Such costs were included in the Merger as part of the purchase accounting adjustment in 1999.

INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

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

FOREIGN CURRENCIES

    Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are translated at the rates of exchange at balance sheet date. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

    The financial statements of foreign subsidiaries are translated into U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) average exchange rates during the period for results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive income/(loss) as a separate component of stockholder's equity. The Company considers all of its intercompany loans to its Polish subsidiaries to be of a long-term investment nature. As a result, any foreign exchange gains or losses resulting from the intercompany loans are reported in accumulated other comprehensive loss.

    Effective January 1, 1998, Poland is no longer deemed to be a highly inflationary economy. In accordance with this change, the Company established a new functional currency bases for non-monetary items of its Polish subsidiaries in accordance with guidelines established within EITF Issue 92-4, "Accounting for a Change in Functional Currency When an Economy Ceases to Be Considered Highly Inflationary." That basis is computed by translating the historical reporting currency amounts of non-monetary items into the local currency at current exchange rates. As a result of this change, the Company's functional currency bases exceeded the local currency tax bases of non-monetary items. The differences between the new functional currency and the tax bases have been recognized as temporary differences.

    Prior to January 1, 1998 the financial statements of foreign subsidiaries were translated into U.S. dollars using (i) exchange rates in effect at period end for monetary assets and liabilities, (ii) exchange rates in effect at transaction dates (historical rates) for non-monetary assets and liabilities, and (iii) average exchange rates during the period for revenues and expenses, other than those revenues and expenses that relate to non-monetary assets and liabilities (primarily amortization of fixed assets and intangibles) which are translated using the historical exchange rates applicable to those non-monetary assets and liabilities. Adjustments resulting from translation of financial statements prior to the year 1998 were reflected as foreign exchange gains or losses in the consolidated statements of operations.

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

    At March 31, 2002 and December 31, 2001, the carrying value of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

    At March 31, 2002 and December 31, 2001, the fair value of the Company's notes payable balance approximated $91,191,000 and $96,072,000, respectively, based on the last trading price of the notes as of these dates. It was not practical to estimate the fair value due to affiliates and notes receivable from affiliates due to the nature of these instruments, the circumstances surrounding their issuance, and the absence of quoted market prices for similar financial instruments.

    At the date of the Merger, the Company's and PCI Notes were restated to their fair market value at this date. The resulting $61.9 million increase was recorded in the pushed-down purchase accounting entries.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the recoverability of a long-lived asset (mainly property, plant and equipment, intangibles, and certain other assets) by determining whether the carrying value of the asset can be recovered over the remaining life of the asset through projected undiscounted future operating cash flows expected to be generated by such asset. If impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. Additionally if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove to be insufficient, the Company may need to impair certain of its long-lived assets. The Company is currently in the process of adopting the New Accounting Standards discussed in Note 6 to the Unaudited Consolidated Financial Statements. As of the date of filing this Form 10-Q, the Company has not completed its evaluation of the impact of adopting these New Standards. However, management is aware that the adoption could result in material adjustments to its long-lived assets and its statement of operations during 2002.

ADVERTISING COSTS

    All advertising costs of the Company are expensed as incurred. The Company incurred advertising costs of approximately $306,000 for the three months ended March 31, 2002 and $2,281,000 (including $182,000 in respect of cable and internet operations) for three months ended March 31, 2001.

6.  NEW ACCOUNTING STANDARDS

ADOPTED

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

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of SFAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective
January 1, 2002, the Company was required to apply all other provisions of SFAS 142. As of January 1, 2002, the Company ceased the amortization on its goodwill. Accordingly, the consolidated statement of operations for the three months ended March 31, 2002 does not include any such amortization expense. For the three months ended March 31, 2001, the consolidated statement of operations included amortization expense of approximately $15.9 million. The Company is currently evaluating the additional impact, if any, the adoption of SFAS 142 will have on the Company's financial position and results of operations.

TO BE ADOPTED

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not anticipated to have a material impact on Company's financial position or results of operations.

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on Company's financial position and results of operation. The Company expects it will have its SFAS 144 evaluation completed during the fourth quarter of 2002. At this point, management is aware that the adoption of SFAS 144 could result in material adjustments to its long-lived assets and its statement of operations during 2002.

7.  RELATED PARTY TRANSACTIONS

    During the ordinary course of business, the Company enters into transactions with related parties. The principal related party transactions are described below.

CALL CENTER REVENUE

    The Company has provided certain call center services to TKP. The total revenue from these services amounted to $918,000 for the three months ended March 31, 2002; there was no such revenue in the three months ended March 31, 2001.

DIRECT OPERATING EXPENSES CHARGE BY AFFILIATES

    Programming has been provided to the Company by certain of its affiliates. The Company incurred programming fees from these affiliates of $849,000 and $1,302,000 and for the three months ended March 31, 2002 and 2001, respectively.

    The Company was also provided with Canal+ Multiplex programming by TKP. The total cost related to this service amounted $29,000 for the three months ended March 31, 2002; there were no such costs in the three months ended March 31, 2001.

    The Company has incurred direct cost related to Internet services from its affiliates amounting to $326,000 and $821,000 for the three months ended
March 31, 2002 and 2001, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    During the first three months of the years 2002 and 2001, UPC invoiced the Company with $1,345,000 (equivalent of Euros 1,545,000) and $2,785,000 (equivalent of Euros 2,823,000), respectively, for general management services ("GSA"). The above charges are reflected as a component of selling, general and administration expenses in the Consolidated Statements of Operations.

INTEREST EXPENSE

    During the first three months of the years 2002 and 2001, the Company incurred interest expense in relation to the loans payable to UPC and its affiliates of $12,079,000 and $10,532,000, respectively.

8.  RECLASSIFICATIONS

    Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statements to conform to the unaudited consolidated financial statement presentation for the three months ended March 31, 2002.

9.  PER SHARE INFORMATION

    Basic loss per share has not been computed since a single shareholder, UPC, holds 100% of the outstanding shares.

10. COMMITMENTS AND CONTINGENCIES

BUILDING LEASES

    The Company leases several offices and warehouses within Poland under cancelable operating leases. The future minimum lease payments as of March 31, 2002 are $1,224,000 in 2002, $1,208,000 in 2003, $1,191,000 in 2004, $1,187,000
in 2005 and $475,000 in 2006.

CAR LEASES

    The Company has operating car leases with various leasing companies in Poland. Minimum future lease commitments for the aforementioned car leases as of March 31, 2002 are $11,000 in 2002, $15,000 in 2003 and $11,000 in 2004.

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

    Minimum future lease commitments for the aforementioned conduit leases relate to 2002 and 2003 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $920,000 as of March 31, 2002.

PROGRAMMING COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms which range from one to twenty years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At March 31, 2002, the Company had an aggregate minimum commitment in relation to these agreements of approximately $127,919,000 over the next sixteen years, approximating $16,748,000 in 2002, $19,906,000 in 2003,
$16,105,000 in 2004, $12,589,000 in 2005, $6,064,000 in 2006 and $56,507,000 in
2007 and thereafter.

    In connection with the Canal+ merger, TKP assumed the programming rights and obligations directly related to the Company's D-DTH business and assumed the Company's guarantees relating to the Company's D-DTH business. Pursuant to the Definitive Agreements for the Canal+ merger, the Company remains contingently liable for the performance under those assigned contracts. As of March 31, 2002, management estimates its potential exposure under these assigned contracts to be approximately $65.9 million.

REGULATORY APPROVALS

    The Company is in the process of obtaining permits from the Chairman of the Office for Telecommunication Regulation ("URT") for several of its cable television systems. If these permits are not obtained, URT could impose penalties, such as fines or, in severe cases, revocation of all permits held by an operator or the forfeiture of the operator's cable networks. Management of the Company does not believe that these pending approvals result in a significant risk to the Company.

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

HBO LAWSUIT

    Two of the Company's subsidiaries, Telewizja Kablowa Gosat-Service Sp. z o.o. and PTK S.A., and four unrelated Polish cable operators and HBO Polska Sp. z o.o. ("HBO Polska") were made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o.o., an indirect partially-owned subsidiary of Canal+. The lawsuit was filed in the Provincial Court in Warsaw, XX Economic Division (Sad Wojewodzki w Warszawie, Wydzial XX Gospodarczy) (the "Court"). The main defendant in the proceedings is HBO Polska which is accused of broadcasting HBO television programming in Poland without a license from the Polish National Radio and Television Council as required by the Polish Television Act and thereby undertaking an activity constituting an act of unfair competition. The plaintiff has asked the Court to order HBO Polska to cease broadcasting of its programming in Poland until it has received a broadcasting license from the Polish National Radio and Television Council, and that the defendant cable operators be ordered (i) to cease carrying the HBO Polska programming on their cable networks in Poland until HBO Polska has received a broadcasting license from the Polish National Radio and Television Council, (ii) not to use their current filters for the purpose of unscrambling the HBO Polska programming, and
(iii) in the future, to use effective encoding systems and systems of controlled access to the HBO Polska programming. The Company does not believe that the lawsuit will have a material adverse effect on its business operations. The case is still pending in the Court.

THE GROUPE JEAN-CLAUDE DARMON PROCEEDING AGAINST WIZJA TV SP. Z O.O.

    On January 27, 2000, the Groupe Jean-Claude Darmon (Darmon), a French company, commenced legal proceedings against Wizja TV Sp. z o.o., a former subsidiary of the Company, and SPN Widzew SSA Sportowa Spolka Akcyjna (Lodz Football Club) in the Paris Commercial Court (Tribundal de Commerce de Paris). UFA Sport has also been joined into this action as a further defendant.

    Wizja TV Sp. z o.o. has been accused of infringing broadcast and advertising rights which Darmon purports to hold. Darmon has accused Wizja TV Sp. z o.o. of interrupting the broadcast signal of the UEFA Cup match on October 21, 1999 between Lodz Football Club and AS Monaco. Darmon seeks damages in the amount of Euros 1,985,000 (approximately $1,774,000) from Wizja Sp. z o.o. The case has been suspended indefinitely as UFA Sport, Sport+, the sport rights division of Canal+ and Darmon merged to become a new sport rights agency. Whilst Wizja TV Sp. z o.o. is no longer a subsidiary of the Company, the Company has provided a full indemnity of any cost Wizja TV Sp. z o.o. may suffer as a consequence of the action. The Company is unable to predict the outcome of this case.

DIVIDEND RESTRICTIONS

    The Company's Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish accounting principles. As of March 31, 2002 the Company's Polish subsidiaries had no profit available for distribution as dividends.

11. SEGMENT INFORMATION

    Prior to December 7, 2001, UPC Polska, Inc. and its subsidiaries classified its business into four segments: (1) cable television, (2) D-DTH television,
(3) programming, and (4) corporate. Information about the operations of the Company in these different business segments was set forth below based on the nature of the services offered. As a result of the disposition of the D-DTH business and the resulting elimination of the programming business in December 2001, beginning January 1, 2002, the Company started to operate with only one segment, its cable operations.

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

                             SELECTED SEGMENT DATA
                     (UNAUDITED IN THOUSANDS OF US DOLLARS)

                                          CABLE      D-DTH     PROGRAMMING   CORPORATE     TOTAL
                                         --------   --------   -----------   ---------   ----------
THREE MONTHS ENDED MARCH 31, 2002
Revenues from external customers.......  $ 19,983         --          --           --    $   19,983
Intersegment revenues..................        --         --          --           --            --
Operating loss.........................    (4,374)        --          --           --        (4,374)
EBITDA.................................     2,776         --          --           --         2,776
Segment assets.........................   629,979         --          --           --       629,979

THREE MONTHS ENDED MARCH 31, 2001
Revenues from external customers.......  $ 18,728   $ 16,052    $  3,788      $    --    $   38,568
Intersegment revenues..................        --         --      14,969           --        14,969
Operating loss.........................   (13,360)   (24,433)    (11,176)      (2,857)      (51,826)
EBITDA.................................      (248)    (2,548)     (5,293)      (2,857)      (10,946)
Segment assets.........................   516,593    390,907     295,410       12,910     1,215,820

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis provides information concerning the results of operations and financial condition of UPC Polska, Inc. (the "Company"). Such discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of the Company. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of the Company's 2001 Annual Report filed on form 10-K. The following discussion focuses on material trends, risks and uncertainties affecting the results of operations and financial condition of the Company.

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

    Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's view only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

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

    - future financial performance of the Company and United Pan-Europe Communications N.V. ("UPC"), including availability, terms and deployment of capital;

    - the overall market acceptance of Company's products and services, including acceptance of the pricing of those products and services; and

    - the failure of Telewizyjna Korporacja Partycypacyjna S.A. ("TKP") to satisfy contractual obligations owed to or on behalf of the Company arising out of the Company's transaction with Group Canal+ S.A. ("Canal+ merger"), any loss in value of the Company's equity interest in TKP due to Polska Telewizja Cyfrowa Wizja TV Sp. z o.o. ("PTC"), a subsidiary of the

      Company, no longer being a Polish person, and the Company's limited ability to liquidate its investment in TKP.

OVERVIEW

    During 2001, the Company undertook a review of its long-term business strategy. This review resulted in the determination by the Company to focus on its cable operations. This change in strategy led to the elimination of its programming segment, merger of its digital satellite direct-to-home, or "D-DTH", business with TKP's D-DTH and premium pay television business, with the Company retaining a 25% equity interest in TKP.

    On December 7, 2001, the Company merged its existing D-DTH platform with the D-DTH and premium television business of TKP, an entity controlled and operated by Canal+. The Company has a 25% equity interest in TKP. This transaction resulted in the discontinuance of the Company's D-DTH and programming businesses. The total loss recognized on disposition of the Company's D-DTH assets was $428.1 million.

    On February 1, 2002, the Company contributed an additional
Euros 30.0 million (approximately $26.8 million as of December 7, 2001) to TKP in the form of a loan, which was included in the fair value assessment of its investment.

    As of March 31, 2002, the Company operates one of the largest cable television systems in Poland with approximately 1,864,600 homes passed and approximately 1,005,700 total subscribers. The Company's overall revenue has decreased $18.6 million or 48.2% from $38.6 million in the three months ended March 31, 2001 to $20.0 million in the three months ended March 31, 2002 primarily as a result of the disposition of its D-DTH and programming businesses. During the same period, the revenues relating to the Company's cable operations have increased by $1.0 million from $18.7 million to $19.7 million for three months ended March 31, 2001 and 2002, respectively.

    The Company's revenues are, and will continue to be, derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges its subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At March 31, 2002, approximately 62.3% of the Company's subscribers received its basic package. For the three months ended March 31, 2002, approximately 94.1% of the Company's revenue was derived from monthly subscription fees. For the three months ended March 31, 2001, 97.7% of the Company's revenue in its cable segment was derived from monthly subscription fees.

    The Company also provides Internet services to its customers. Although the Company does not currently have additional capital to invest in development of this service, it intends to expand its Internet service offering at some point in the future. Revenue of $0.9 million and $0.2 million for the three months ended March 31, 2002 and 2001, respectively, was attributable to the Company's Internet services. Individual and home office Internet subscribers are charged a monthly subscription fee of $37.51 and $49.61, respectively, for internet and cable TV services combined (rates as of March 31, 2002). The standard installation fee is approximately $59.30 for existing cable customers and approximately $72.40 for new customers (rates as of March 31, 2002).

    In addition, the Company provides certain call center services, such as billing and subscriber support, to TKP. Revenue of $0.9 million was attributable to these services for the three months ended March 31, 2002.

    In 2002, the Company's principal objective under its revised business strategy is for its cable business to become cash flow positive. The Company is also focusing on enhancing its position as a leading provider of cable television by capitalizing on favorable opportunities that it believes exists in Poland. The Company's business strategy is designed to increase its average revenue per subscriber, and also, although to a lesser extent, to increase its subscriber base. The Company also intends to increase the effectiveness of its operations and reduce its expenses.

    The Company has implemented a pricing strategy designed to increase revenue per subscriber and thus its profit margin. For an additional monthly charge, certain of the Company's cable networks in 2001 offered two premium television services-the HBO Poland Service and Wizja Sport (since March, 2001 Wizja Sport has been included in the basic service package and in December 2001 ceased operation). In connection with the Canal+ merger, in February 2002, Canal+ Multiplex began to be distributed across the Company's network. The Company, its parent and TKP are currently negotiating the definitive long-form channel carriage agreement for distribution of Canal+ Multiplex. The Company offers HBO Poland and Canal+ Multiplex for approximately $8.50 and $9.60 per month, respectively (rates as of March 31, 2002). The Company also offers these channels as a package at approximately $14.30 per month (rates as of March 31, 2002).

    The Company divides operating expenses into:

    - direct operating expenses,

    - selling, general and administrative expenses, and

    - depreciation and amortization expenses.

    During the three months ended March 31, 2002, direct operating expenses consisted of programming expenses, maintenance and related expenses necessary to service, maintain and operate the Company's cable systems, billing and collection expenses and customer service expenses. Selling, general and administrative expenses consisted principally of administrative costs, including office related expenses, professional fees and salaries, wages and benefits of non-technical employees, advertising and marketing expenses, bank fees and bad debt expense. Depreciation and amortization expenses consisted of depreciation of property, plant and equipment and amortization of intangible assets.

CRITICAL ACCOUNTING POLICIES

    The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

    Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 5 "Summary of Significant Accounting Policies" in the notes to the unaudited consolidated financial statements contained in this Quarterly Report as Form 10-Q and the Management's Discussion and Analysis of Financial Condition and Results of Operations Section of the Company 2001 Annual Report.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the recoverability of a long-lived asset (mainly property, plant and equipment, intangibles, and certain other assets) by determining whether the carrying value of the asset can be recovered over the remaining life of the asset through projected undiscounted future operating cash flows expected to be generated by such asset. If impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. Additionally if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove to be insufficient, the Company may need to impair certain of its long-lived assets. The Company is currently in the process of adopting the New Accounting Standards discussed in Note 6 to the Unaudited Financial Statements. As of the date of filing this Form 10-Q, the Company has not completed its evaluation of the impact of adopting these New Standards. However, management is aware that the adoption could result in material adjustments to its long-lived assets and its statement of operations during 2002.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to overdue accounts receivable. Upon disconnection of the subscriber, the account is fully reserved. The allowance is maintained on the books either until receipt of payment, or until the account is deemed uncollectable for a maximum of three years.

REVENUE RECOGNITION

    Revenue related to the provision of cable television and internet services to customers are recognized in the period in which the related services are provided. Initial installation fees related to cable television services are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. All installation fees and related costs with respect to reconnections and disconnections are recognized in the period in which the reconnection or disconnection occurs because reconnection fees are charged at a level equal to or less than related reconnection costs.

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

INVESTMENTS IN AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

    The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

SEGMENT RESULTS OF OPERATIONS

    Prior to December 7, 2001, the Company and its subsidiaries classified its business into four segments: (1) cable television, (2) D-DTH television,
(3) programming, and (4) corporate. Information about the operations of the Company in these different business segments was set forth below based on the nature of the services offered. As a result of the disposition of the D-DTH business and the resulting elimination of the programming business in December 2001, beginning January 1, 2002, the Company started to operate with only one segment, its cable television business.

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

                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                              MARCH 31, 2002       MARCH 31, 2001
                                            ------------------   ------------------
                                                        (IN THOUSANDS)
                                                          (UNAUDITED)
REVENUES
Cable.....................................       $19,983              $ 18,728
D-DTH.....................................            --                16,052
Programming...............................            --                18,757
Corporate and Other.......................            --                    --
Intersegment elimination(1)...............            --               (14,969)
                                                 -------              --------
TOTAL.....................................       $19,983              $ 38,568

OPERATING LOSS
Cable.....................................       $(4,374)             $(13,360)
D-DTH.....................................            --               (24,433)
Programming...............................            --               (11,176)
Corporate and Other.......................            --                (2,857)
                                                 -------              --------
TOTAL.....................................       $(4,374)             $(51,826)

EBITDA
Cable.....................................       $ 2,776              $   (248)
D-DTH.....................................            --                (2,548)
Programming...............................            --                (5,293)
Corporate and Other.......................            --                (2,857)
                                                 -------              --------
TOTAL.....................................       $ 2,776              $(10,946)

------------------------

(1) Comprised of Wizja programming costs charged to the cable segment and D-DTH segment by the programming segment in the three months ended March 31, 2001.

    REVENUE. Revenue decreased $18.6 million, or 48.2%, from $38.6 million in the three months ended March 31, 2001 to $20.0 million in the three months ended March 31, 2002, primarily as a result of the elimination of the Company's D-DTH and programming businesses. During the same period, the revenues from the Company's cable operations increased by $1.0 million, or 5.3%, from $18.7 million to $19.7 million for three months ended March 31, 2001 and 2002, respectively. This increase was primarily attributable to an increase in monthly subscription rates for cable television service, implemented in the second quarter 2001, which was partially offset by the depreciation of the Polish zloty against the US dollar and a decrease in the number of basic subscribers, and to an increase in revenue from internet subscriptions from $0.2 million for the three months ended March 31, 2001 to $0.9 million for the three months ended March 31, 2002. In addition, during the three months ended March 31, 2002, the Company obtained revenue of $0.9 million from certain call center services such as billing and subscriber support, provided to TKP.

    Revenue from monthly subscription fees represented 94.1% and 97.7% of cable television revenue for the three months ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2002, the Company generated approximately $0.9 million of premium subscription revenue as a result of providing the HBO Poland service pay movie channel and the Canal+ Multiplex channel to cable subscribers as compared to $1.2 million for the three months ended March 31, 2001, when HBO Poland and Wizja Sport were provided as premium channels.

    DIRECT OPERATING EXPENSES.  Direct operating expenses decreased
$22.5 million, or 68.6%, from $32.8 million for the three months ended
March 31, 2001 to $10.3 million for the three months ended March 31, 2002, primarily as a result of the elimination of the Company's D-DTH and programming businesses. During the same period, the direct operating expenses for the Company's cable operations decreased $2.1 million, or 16.9%, from $12.4 million for the three months ended March 31, 2001 to $10.3 million for the three months ended March 31, 2002, principally as a result of the decrease in programming expenses resulting from the discontinuation of the Wizja Jeden and Wizja Sport channels and a decrease in the number of subscribers.

    Direct operating expenses decreased from 85.0% of revenues for the three months ended March 31, 2001 to 51.5% of revenues for the three months ended March 31, 2002, while direct operating expenses relating to cable operations decreased from 66.3% of cable operations revenues for the three months ended March 31, 2001 to 52.3% of cable operations revenues for the three months ended March 31, 2002.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $9.8 million, or 58.7%, from $16.7 million for the three months ended March 31, 2001 to $6.9 million for the three months ended March 31, 2002 primarily as a result of the elimination of the Company's D-DTH and programming businesses. During the same period, selling, general and administrative expenses relating to cable operations decreased $1.8 million, or 27.3%, from $6.6 million for the three months ended March 31, 2001 to $4.8 million for the three months ended March 31, 2002. This decrease was attributable mainly to a decrease in sales, marketing and information technology related expenses as well as a decrease in bad debt expense (of approximately $0.8 million) and improved operating efficiency.

    As a percentage of revenue, overall, selling, general and administrative expenses decreased from 43.3% for the three months ended March 31, 2001 to approximately 34.5% for the three months ended March 31, 2002. As a percentage of cable operations revenue, selling, general and administrative expenses relating to cable operations decreased from 35.3% for the three months ended March 31, 2001 to approximately 24.4% for the three months ended March 31, 2002.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased $24.6 million, or 77.6%, from $31.7 million for the three months ended March 31, 2001 to $7.1 million for the three months ended March 31, 2002, principally as a result of the elimination of the Company's

D-DTH and programming businesses, as well as the non-amortization of goodwill, resulting from the application of SFAS No 142. Depreciation and amortization expense as a percentage of revenues decreased from 82.1% for the three months ended March 31, 2001 to 35.5% for the three months ended March 31, 2002.

    Depreciation and amortization expense relating to cable operations decreased $6.0 million, or 45.8%, from $13.1 million for the three months ended March 31, 2001 to $7.1 million for the three months ended March 31, 2002, as a result of the non-amortization of goodwill, resulting from the application of SFAS No 142. Depreciation and amortization expense relating to cable operations as a percentage of cable operations revenues decreased from 70.1% for the three months ended March 31, 2001 to 36.0% for the three months ended March 31, 2002.

    OPERATING LOSS. Each of the factors discussed above contributed to an operating loss of $4.4 million for the three months ended March 31, 2002, compared to an operating loss of $51.8 million for the three months ended March 31, 2001.

    Operating loss relating to cable operations amounted to $2.5 million and $13.4 million for the three months ended March 31, 2002 and 2001, respectively.

    INTEREST EXPENSE. Interest expense increased $3.5 million, or 15.5%, from $22.6 million for the three months ended March 31, 2001 to $26.1 million for the three months ended March 31, 2002. Interest expense increased mainly as a result of the additional financing from UPC during the second, third and fourth quarters of 2001 and as a result of the capitalization of interest of $44.3 million for fiscal year 2001.

    INTEREST AND INVESTMENT INCOME. Interest and investment income amounted to $0.9 million and $0.3 million for the three months ended March 31, 2002 and 2001, respectively. The increase relates to interest on bank deposits.

    EQUITY IN LOSSES OF AFFILIATED COMPANIES.  The Company recorded
$7.6 million of equity in losses of affiliated companies for the three months ended March 31, 2002 relating to the Company's loss in its investment in TKP.

    FOREIGN EXCHANGE GAIN/LOSS, NET. For the three months ended March 31, 2002, foreign exchange loss amounted to $6.2 million, as compared to gain of $0.8 million for the three months ended March 31, 2001. This loss was attributable to the depreciation of the Polish zloty against the U.S. dollar during three months ended March 31, 2002 as compared to the gain in the first quarter of 2001 resulting from the Polish zloty appreciation against the U.S. dollar during the corresponding three month period ended March 31, 2001.

    INCOME TAX EXPENSE. The Company recorded $66,000 of income tax expense for the three months ended March 31, 2002, as compared to $36,000 for the three months ended March 31, 2001.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders decreased from a loss of $73.7 million for the three months ended March 31, 2001 to a loss of $43.5 million for the three months ended March 31, 2002 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has met its cash requirements in recent years primarily with
(i) capital contributions and loans from certain of the Company's principal stockholders, (ii) borrowings under available credit facilities, (iii) cash flows from operations, (iv) the sale of approximately $200 million of common stock through the Company's initial public equity offering in August 1997,
(v) the sale of $252 million aggregate principal amount at the maturity of the 14 1/2% Senior Discount Notes in July 1998 with gross proceeds of approximately $125 million ("UPC Polska Notes"), (vi) the sale of $36,001,321 principal amount at maturity of its Series C Discount Notes in January 1999 with gross proceeds of $9.8 million

("Series C Notes"), (vii) the sale of $256.8 million aggregate principal amount at maturity of its 14 1/2% Senior Discount Notes in January 1999 with gross proceeds of $96.1 million ("Discount Notes"), and (viii) the sale of the Series A 12% Cumulative Preference Shares, the Series B 12% Cumulative Preference Shares and Warrants in January 1999 with gross proceeds of $48.2 million.

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

    The Company is in compliance with these covenants. However, as discussed further in Note 3 to the Company's unaudited consolidated financial statements, there is a risk that the Company could trigger an Event of Default (as defined in the indentures) under its indentures by violating one or more of the covenants set forth above during 2002. The Company has assessed this risk and determined that an Event of Default is not "virtually certain" to occur. Accordingly, the Company continues to reflect these notes as a long-term liability.

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

    The Company purchased 14,000 shares of Mandatorily Redeemable Debenture Stock ("Debenture Stock") issued by PCI for $140 million to fund PCI's purchase of PCI Notes and operations. The Company used a portion of the proceeds of the loans from UPC to purchase the Debenture Stock. The Debenture Stock is redeemable on December 31, 2003 at the issue price plus interest of 10% per annum compounded annually. To secure its obligations under the Debenture Stock, PCI has pledged to the Company notes issued to it by its subsidiary Poland Cablevision (Netherlands) B.V. ("PCBV") with an aggregate principal amount of $176,815,000. The PCI noteholders will be equally and ratably secured by the pledge in accordance with the terms of the PCI indenture.

    In 2001, UPC directly or through its affiliates made capital contributions of $48.5 million and additional loans of $40.5 million to the Company. This compares to additional loans and capital contributions of $115.1 million and $50.6 million, respectively, made by UPC in 2000. However, UPC made no additional loans and/or capital contributions to the Company during the first quarter of 2002. On March 31, 2002 and December 31, 2001, the Company had, on a consolidated basis, approximately $873.8 million and $865.6 million respectively, aggregate principal amount of indebtedness outstanding, of which $439.6 million (including $44.3 million of capitalized interest for 2001) and $444.5 million, respectively, was owed to UPC and its affiliates. All of the loans from UPC and its affiliates to UPC Polska bear interest at 11.0% per annum, and mature in 2007 and 2009. Loans from UPC with an aggregate principal amount of $150.0 million have been subordinated to the UPC Polska Notes, the Series C Notes and the Discount Notes. The loans from UPC have been used primarily for the repurchase of the UPC Polska Notes, Series C Notes, Discount Notes and the PCI Notes, to fund capital expenditures, operating losses and working capital primarily related to the development and operation of the Company's D-DTH business, and for general corporate purposes and certain other investments, including the acquisition of cable television networks and certain minority interests in our subsidiaries which were held by unaffiliated third parties.

    The Company had negative cash flows from operating activities of $10.4 million for the three months ended March 31, 2002 and $10.3 million for the three months ended March 31, 2001, primarily due to repayments of significant part of its creditors. As of March 31, 2002, the Company had negative working capital of $394.3 million and a stockholder's deficit of $302.3 million. The Company experienced operating losses of $4.4 million and $51.8 million during the three months ended March 31, 2002 and 2001, respectively.

    Cash used for the purchase and build-out of the Company's cable television networks, purchase of D-DTH equipment including set top decoders, and the purchase of other property, plant, and equipment was $1.5 million for the three months ended March 31, 2002 and $13.7 million for the three months ended
March 31, 2001. Cash used for the purchase and expansion of the Company's cable television networks was $1.1 million and $9.0 million for the three months ended March 31, 2002 and 2001, respectively.

    The Company has approximately $100.0 million of cash as of March 31, 2002, of which $87.1 million represents net cash proceeds from the Canal+ merger and the sale of its 50% investment in Twoj Styl, a publishing company. The net cash proceeds, as defined, are net of the related costs of termination of programming agreements of $12.8 million and professional and other fees of $10.9 million. Additionally, the Company's agreements related to the notes payable to UPC and its affiliates contain limitations on the use of cash proceeds from the sale of assets. The Company has received a waiver from UPC and its affiliate to specifically exempt these net cash proceeds from these transactions from the limitations contained in the loan agreements with UPC and its affiliates.

    Pursuant to the indentures governing each of the UPC Polska Notes, Series C Notes and Discount Notes, discussed in more detail in Note 2 to the Company's unaudited interim consolidated financial statements contained in this Quarterly Report on Form 10-Q, the Company is required to use the net cash proceeds from the sale of assets within 12 months from the transaction date for certain limited purposes. These include:

    - to permanently repay or prepay senior bank indebtedness or any unsubordinated indebtedness of the Company;

    - to invest in any one or more businesses engaged, used or useful in the Company's cable, D-DTH or programming businesses; or

    - to invest in properties or assets that replace the properties and assets sold.

    The Company is currently evaluating the potential uses for these net cash proceeds from the Canal+ merger and the Twoj Styl disposition.

    On March 31, 2002, the Company was committed to pay at least $134.3 million in guaranteed payments (including but not limited to payments for programming and rights) over the next sixteen years of which at least approximately
$19.0 million was committed through the end of 2002. In connection with the disposition of the D-DTH business, TKP assumed the Company's previous obligations under certain contracts. Pursuant to the definitive agreements governing the Canal+ merger and the contracts, which TKP assumed, the Company remains contingently liable for performance under those contracts. As of March 31, 2002, management estimates the potential exposure for contingent liability on these assumed contracts to be approximately $65.9 million.

    The following table presents the Company's minimum future commitments under its programming and lease contracts.

                                                                                            2007 AND
                                      2002       2003       2004       2005       2006     THEREAFTER    TOTAL
                                    --------   --------   --------   --------   --------   ----------   --------
                                                                   (IN THOUSANDS)
Building..........................  $ 1,224    $ 1,208    $ 1,191    $ 1,187     $  475      $    --    $  5,285
Conduit...........................      875         45         --         --         --           --         920
Car...............................       11         15         11         --         --           --          37
Programming.......................   16,748     19,906     16,105     12,589      6,064       56,507     127,919
Other.............................      135         --         --         --         --           --         135
Headend...........................       28          1         --         --         --           --          29
                                    -------    -------    -------    -------     ------      -------    --------
TOTAL.............................  $19,021    $21,175    $17,307    $13,776     $6,539      $56,507    $134,325
                                    =======    =======    =======    =======     ======      =======    ========
Assumed contracts.................  $12,702    $11,590    $ 9,752    $ 8,134     $  597      $23,083    $ 65,858

    As of March 31, 2002, the Company had negative working capital, due to the classification of loans to UPC and its affiliates as current liabilities. In addition to its contractual commitments described in the table above, the Company has interest payment and principal repayment obligations related to the PCI Notes and the UPC Polska Notes, Series C Notes and Discount Notes. As of March 31, 2002, the Company had approximately $17.0 million in outstanding notes payable to RCI (a former minority stockholder of PCBV). However, the Company repaid $7.0 million in outstanding notes in April 2002 and, as of the date of filing this Quarterly Report on Form 10-Q, the Company has $10.0 million in outstanding notes payable to RCI, which the Company intends to repay in 2002. In 2003, the Company will also be required to fulfill its repayment obligation of approximately
$14.5 million in principal amount under the PCI Notes, and the Company will be required to commence cash interest payments under the UPC Polska Notes aggregating approximately $50.8 million per annum in 2004 and approximately $69.2 million per annum in 2005 and thereafter. Although the Company had anticipated being able to rely on UPC to meet these and other payment obligations, given UPC's liquidity concerns, the Company is not certain that it will receive any financing from UPC. The Company also has an aggregate of approximately $12.1 million in interest payments due to UPC in 2002 on its currently outstanding indebtedness. In prior years and as of the date of filing this Quarterly Report on Form 10-Q, UPC has permitted the Company to defer payment of interest owing it. The Company, however, has no assurances that UPC will permit such deferral going forward.

    The Company, since its August 6, 1999 merger, has relied completely on funding from its shareholder UPC and UPC's affiliates. As a result of UPC's decision to not make interest payments on its senior notes and senior discount notes on February 1, 2002, and May 1, 2002, and its failure to make the interest payments prior to the expiration of the applicable 30-day grace period, these actions constituted Events of Default pursuant to UPC's senior notes and senior discount notes. The occurrence of these Events of Default gave the related trustees under the indebtedness, or requisite number of holders of such notes, the right to accelerate the maturity of all of UPC's senior notes and senior discount notes and then to foreclose on the collateral securing these notes. As of the date of the filing of this Quarterly Report on Form 10-Q, neither any of the trustees for the respective notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under these notes. UPC has entered into a non-binding Memorandum of Understanding with UnitedGlobalCom, Inc., UPC's parent, to enter into negotiations with the holders of UPC's senior notes and senior discount notes to attempt to reach agreement on a means to restructure UPC's indebtedness at the holding company level. In addition, UPC has received waivers from certain lenders under its and its subsidiaries' bank facilities for the cross Events of Default under such facilities that existed or may exist as a result of UPC's failure to make the interest payments due on February 1, 2002 and May 1, 2002 on UPC's outstanding senior notes within the applicable grace periods. Although the Company had anticipated being able to rely on UPC to meet its payment obligations, given UPC's liquidity concerns, the Company is not certain that it will receive the necessary financing from UPC. If the Company is unable to rely on UPC for financial support, it will have to meet its payment obligations with cash on hand or with funds obtained from public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, UPC, and UnitedGlobalCom, Inc., UPC's parent.

    The Company has approximately $100.0 million of unrestricted cash as of March 31, 2002. However, as a result of the limitations imposed on it by the indentures governing the UPC Polska Notes and the notes payable to UPC and its affiliates, the Company is limited in its utilization of approximately
$87.1 million of this unrestricted cash, which is net of the costs associated with the Canal+ merger and Twoj Styl asset sales. As a result of these limitations and the potential inability of UPC to provide necessary funding, if required, the Company has limited sources of funding available to it outside of its operating cash flows. The Company has loans payable to UPC in the amount of $451.7 million as of March 31, 2002. The Company's loan agreements with UPC contain various covenants, including a provision which provides UPC with the ability to declare the loans immediately due and payable if, in its opinion, a material adverse change has occurred in the business, operations, prospects or condition (financial or otherwise) of the Company or any of its subsidiaries or, if, in its opinion, any event or circumstance has occurred that could have a material adverse effect on the Company's ability to fulfill its obligations under the loan agreement in question. Additionally, one of the loan agreements with a UPC affiliate (which had a balance of $13.8 million outstanding as of March 31, 2002) contains a provision, which would require the Company to accelerate payment of the outstanding amount if there is an Event of Default under either of the UPC senior notes which is not cured or waived within the applicable grace period and which causes those notes to be accelerated. As of the date of filing this Quarterly Report on Form 10-Q, the Company has not received any notification that the UPC senior notes have been accelerated. However, as a result of the UPC Events of Default, the UPC senior notes are classified as current rather than long-term obligations. In the event UPC or its affiliate accelerates payment owed to them by the Company under their loans, the Company would have limited funds or available borrowings to repay those notes. If the Company were to default on its loan payments to UPC or its affiliates, or if payment of any debt of the Company in excess of $15.0 million is accelerated, the acceleration clauses in the indentures governing the UPC Polska Notes, the Series C Notes or Discount Notes may be triggered, requiring those notes to be paid off as well, and the Company would likely not have sufficient funds or available borrowings to repay those notes.

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

NEW ACCOUNTING STANDARDS

ADOPTED

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

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of SFAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective
January 1, 2002, the Company was required to apply all other provisions of SFAS 142. As of January 1, 2002, the Company ceased the amortization on its goodwill. Accordingly, the consolidated statement of operations for the three months ended March 31, 2002 does not include any such amortization expense. For the three months ended March 31, 2001, the consolidated statement of operations included amortization expense of approximately $15.9 million. The Company is currently evaluating the additional impact, if any, the adoption of SFAS 142 will have on the Company's financial position and results of operations.

TO BE ADOPTED

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 143, "Accounting for Asset Retirement Obligations", ("SFAS 143"). This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not anticipated to have a material impact on Company's financial position or results of operations.

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on Company's financial position and results of operation. The Company expects it will have its SFAS 144 evaluation completed during the fourth quarter of 2002. At this point, management is aware that the adoption of SFAS 144 could result in material adjustments to its long-lived assets and its statement of operations during 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

    The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is foreign exchange rate risk from fluctuations in the Polish zloty currency exchange rate. The Company's long-term debt is primarily subject to a fixed rate, and therefore the Company is neither materially benefited nor materially disadvantaged by variations in interest rates. The Company's major programming commitments are denominated in US dollars or Euros. The Company revenues from subscribers are in Polish zloty.

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

    International operations constitute 100% of the Company's consolidated operating loss for the three months ended March 31, 2002. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars and Euros. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the Polish zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a large portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

    The Company estimates that a further 10% change in foreign exchange rates would impact reported operating loss by approximately $0.2 million. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar would result in a $0.2 million increase in the reported operating loss. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items, including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

    The Company does not generally hedge foreign currency translation risk. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, there is no assurance that it will be able to obtain hedging arrangements on commercially satisfactory terms. Therefore, shifts in currency exchange rates may have an adverse effect on the Company's financial results and on its ability to meet its U.S. dollar denominated debt obligations and contractual commitments.

    Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty, but since 1999 the inflation has slowed. Inflation rates were approximately 7.3% in 1999, approximately 10.1% in 2000 and approximately 5.5% in 2001. The rate of inflation for the three months period ended March 31, 2002 was approximately 3.4%. The exchange rate for the Polish zloty has stabilized and the rate of evaluation of the zloty has generally decreased since 1991. For the year ended December 31, 2000 and 2001, the Polish zloty has appreciated against the U.S. dollar by approximately 0.12% and 3.80%, respectively. For the period of three months ended March 31, 2002, the Polish zloty has depreciated against the U.S. dollar by approximately 3.66%. Inflation and currency exchange fluctuations may have a material adverse effect on the business, financial condition and results of operations of the Company.

                                                                              EXPECTED FISCAL YEAR FOR REPAYMENT
                                     AMOUNT OUTSTANDING                                AS OF MARCH 31,
                                    AS OF MARCH 31, 2002     --------------------------------------------------------------------
                                   -----------------------                                                              2007 AND
                                   BOOK VALUE   FAIR VALUE     2002       2003       2004        2005        2006      THEREAFTER
                                   ----------   ----------   --------   --------   ---------   ---------   ---------   ----------
                                                                           (IN THOUSANDS)
Notes payable to former PCBV
  minority shareholders..........   $ 17,000     $17,000     $17,000    $    --    $     --    $     --    $     --     $     --
UPC Polska Senior Discount Notes
  due 2009, net of discount......    190,739      23,881          --         --          --          --          --      190,739
UPC Polska Series C Senior
  Discount Notes due 2008, net of
  discount.......................     17,491       2,975          --         --          --          --          --       17,491
UPC Polska Senior Discount Notes
  due 2008, net of discount......    194,172      32,523          --         --          --          --          --      194,172
PCI Notes, net of discount.......     14,509      14,509          --     14,509          --          --          --           --
Bank Rozwoju Exportu S.A. Euro
  facility.......................        302         302         302         --          --          --          --           --
                                    --------     -------     -------    -------    ---------   ---------   ---------    --------
    Total........................   $434,213     $91,190     $17,302    $14,509    $     --    $     --    $     --     $402,402
                                    ========     =======     =======    =======    =========   =========   =========    ========

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

HBO LAWSUIT

    Two of the Company's subsidiaries, Telewizja Kablowa Gosat-Service Sp. z o.o. and PTK S.A., and four unrelated Polish cable operators and HBO Polska Sp. z o.o. ("HBO Polska") are defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o.o., an indirect partially-owned subsidiary of Canal+. The lawsuit was filed in the Provincial Court in Warsaw, XX Economic Division (Sad Wojewodzki w Warszawie, Wydzial XX Gospodarczy) (the "Court"). The main defendant in the proceedings is HBO Polska which is accused of broadcasting HBO television programming in Poland without a license from the Polish National Radio and Television Council as required by the Polish Television Act and thereby undertaking an activity constituting an act of unfair competition. The plaintiff has asked the Court to order HBO Polska to cease broadcasting of its programming in Poland until it has received a broadcasting license from the Polish National Radio and Television Council, and that the defendant cable operators be ordered (i) to cease carrying the HBO Polska programming on their cable networks in Poland until HBO Polska has received a broadcasting license from the Polish National Radio and Television Council, (ii) not to use their current filters for the purpose of unscrambling the HBO Polska programming, and
(iii) in the future, to use effective encoding systems and systems of controlled access to the HBO Polska programming. The Company does not believe that the lawsuit will have a material adverse effect on its business operations. The case is still pending in the Court.

THE GROUPE JEAN-CLAUDE DARMON PROCEEDING AGAINST WIZJA TV SP. Z O.O.

    On January 27, 2000, the Groupe Jean-Claude Darmon (Darmon), a French company, commenced legal proceedings against Wizja TV Sp. z o.o., a former subsidiary of the Company, and SPN Widzew SSA Sportowa Spolka Akcyjna (Lodz Football Club) in the Paris Commercial Court (Tribundal de Commerce de Paris). UFA Sport has also been joined into this action as a further defendant.

    Wizja TV Sp. z o.o. has been accused of infringing broadcast and advertising rights which Darmon purports to hold. Darmon has accused Wizja TV Sp. z o.o. of interrupting the broadcast signal of the UEFA Cup match on October 21, 1999 between Lodz Football Club and AS Monaco. Darmon seeks damages in the amount of Euros 1,985,000 (approximately $1,774,000) from Wizja Sp. z o.o. The case has been suspended indefinitely as UFA Sport, Sport+, the sport rights division of Canal+ and Darmon merged to become a new sport rights agency. Whilst Wizja TV
Sp z o.o. is no longer a subsidiary of the Company, the Company has provided a full indemnity of any costs Wizja TV Sp. z o.o. may suffer as a consequence of the action. The Company is unable to predict the outcome of this case.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit Listing

       3(i) Amended and Restated Certificate of Incorporation of UPC
            Polska, Inc. dated March 7, 2002 (incorporated by reference to
            Exhibit 3(i) of the Company's Annual Report on Form 10-K, filed on April 4, 2002).

       3(ii) Amended and Restated By-Laws of UPC Polska, Inc., dated
             January 2000 (incorporated by reference to Exhibit 3 (ii) of the Company's Annual Report on Form 10-K, filed on April 2, 2001).

       10.1 Shareholder Loan Agreement, dated as of February 1, 2002, between Polska Telewizja Cyfrowa Wizja TV Sp. z o.o and Telewizyjna Korporacja Partycypacyjna S.A.

       10.2 Amendment Agreement to the Subordinated Master (Loan) Agreement dated March 26, 2002, between UPC and the Company (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K filed on April 4, 2002).

    (b) Reports on Form 8-K

    The Company filed the following Report on Form 8-K during the three months ended March 31, 2002:

    - Current Reports on Form 8-K, filed on February 20, 2002 and April 19, 2002, each amending a Current Report, on Form 8-K, filed on December 21, 2001 and relating to consummation of a transaction with Canal+ Group (the television and film division of Vivendi Universal S.A.) pursuant to which the companies merged their Polish D-DTH platforms. Amendment 1 to the December 21, 2001 Form 8-K was filed on Form 8-K/A on February 20, 2002, to include pro forma financial information related to this transaction. Amendment 2 to the December 21, 2001 Form 8-K was filed on Form 8-K/A on April 19, 2002 to conform pro forma financial statements to the Company's presentation in its 2001 Form 10-K, and more specifically to reflect the Company's 25% ownership interest in TKP as having a fair value of Euros 30.0 million.

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

DATE: May 15, 2002