Form 10-Q
period 2002-06-30
UPC POLSKA INC
filed 2002-08-14
CIK 1041454

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

        / / TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT 1934

                FROM THE TRANSITION PERIOD FROM ______ TO ______

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

    The number of shares outstanding of UPC Polska, Inc.'s common stock as of June 30, 2002, was:

                              COMMON STOCK  1,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                UPC POLSKA, INC.
                                FORM 10-Q INDEX
                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2002

                                                              PAGE NO.
                                                              --------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

    UPC Polska, Inc.

    Consolidated Balance Sheets.............................      3

    Consolidated Statements of Operations...................      4

    Consolidated Statements of Comprehensive Loss...........      5

    Consolidated Statements of Cash Flows...................      6

    Notes to Consolidated Financial Statements..............      7

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     25

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................     40

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings...................................     41

Item 2. Changes in Securities and Use of Proceeds...........     43

Item 3. Defaults Upon Senior Securities.....................     43

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     43

Item 5. Other Information...................................     43

Item 6. Exhibits and Reports on Form 8-K....................     43

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                UPC POLSKA, INC.
                          CONSOLIDATED BALANCE SHEETS
          (STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents (note 3)........................  $  110,141    $   114,936
  Restricted cash (note 2)..................................          --         26,811
  Trade accounts receivable, net of allowance for doubtful
    accounts of $3,742 in 2002 and
    $2,881 in 2001..........................................       7,131         11,061
  VAT receivable............................................         494            323
  Prepayments...............................................         576            790
  Due from the Company's affiliates.........................       8,613         10,082
  Other current assets......................................         213             95
                                                              -----------   -----------
    Total current assets....................................     127,168        164,098
                                                              -----------   -----------
Property, plant and equipment:
  Cable system assets.......................................     168,687        166,955
  Construction in progress..................................         742            783
  Vehicles..................................................       1,686          1,697
  Office, furniture and equipment...........................      12,822         12,300
  Other.....................................................       9,458         16,063
                                                              -----------   -----------
                                                                 193,395        197,798

  Less accumulated depreciation.............................     (67,427)       (54,592)
                                                              -----------   -----------
    Net property, plant and equipment.......................     125,968        143,206

Inventories for construction................................       3,826          4,035
Intangible assets, net (note 4).............................     363,383        370,062
Investments in affiliated companies.........................       5,440         24,530
                                                              -----------   -----------
                                                              $  498,617    $   541,833
                                                              -----------   -----------
    Total assets............................................  $  625,785    $   705,931
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Accounts payable and accrued expenses.....................  $   34,065    $    54,578
  Due to UPC and its affiliates.............................       6,506            109
  Due to TKP (note 2).......................................          --         26,811
  Accrued interest..........................................         362            240
  Deferred revenue..........................................       3,202          2,734
  Notes payable and accrued interest to UPC and its
    affiliates (note 3).....................................     440,800        444,479
  Current portion of notes payable..........................      10,229         17,407
                                                              -----------   -----------
    Total current liabilities...............................     495,164        546,358
                                                              -----------   -----------

Long-term liabilities:
  Notes payable (note 3, 11)................................     430,563        403,710
                                                              -----------   -----------
    Total liabilities.......................................     925,727        950,068
                                                              -----------   -----------

Commitments and contingencies (note 10)

Stockholder's deficit:
  Common stock, $.01 par value; 1,000 shares authorized,
    shares issued and outstanding 1,000 as of June 30, 2002
    and December 31, 2001...................................          --             --
  Paid-in capital...........................................     933,151        911,562
  Accumulated other comprehensive loss......................     (19,091)       (13,233)
  Accumulated deficit.......................................  (1,214,002)    (1,142,466)
                                                              -----------   -----------
    Total stockholder's deficit.............................    (299,942)      (244,137)
                                                              -----------   -----------
    Total liabilities and stockholder's deficit.............  $  625,785    $   705,931
                                                              ===========   ===========

     See accompanying notes to unaudited consolidated financial statements.

                                UPC POLSKA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (STATED IN THOUSANDS OF U.S. DOLLARS)

                                  (UNAUDITED)

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30,               JUNE 30,
                                                      -------------------   --------------------
                                                        2002       2001       2002       2001
                                                      --------   --------   --------   ---------
Revenues (note 7)...................................  $ 20,654   $ 34,746   $ 40,637   $  73,314

Operating expenses:
  Direct operating expenses (note 7)................    10,397     28,170     20,743      60,943
  Selling, general and administrative expenses (note
    7)..............................................     7,544     15,126     14,405      31,867
  Depreciation and amortization (note 5)............     7,403     33,515     14,553      65,166
  Impairment of D-DTH equipment.....................        --         --         --       9,229
                                                      --------   --------   --------   ---------
Total operating expenses............................    25,344     76,811     49,701     167,205
                                                      --------   --------   --------   ---------
  Operating loss....................................    (4,690)   (42,065)    (9,064)    (93,891)

Interest and investment income......................     1,296        295      2,210         551
Interest expense (note 7)...........................   (26,774)   (23,655)   (52,864)    (46,241)
Share in results of affiliated companies............   (10,821)       395    (18,387)        360
Foreign exchange gain / (loss), net.................    13,224      4,843      7,064       5,594
Non-operating (expense) / income, net...............      (291)       292       (406)        115
                                                      --------   --------   --------   ---------

  Loss before income taxes..........................   (28,056)   (59,895)   (71,447)   (133,512)

Income tax expense..................................       (23)       (47)       (89)        (83)
                                                      --------   --------   --------   ---------

Net loss applicable to holders of common stock (note
  5)................................................  $(28,079)  $(59,942)  $(71,536)  $(133,595)
                                                      ========   ========   ========   =========

     See accompanying notes to unaudited consolidated financial statements.

                                UPC POLSKA, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                     (STATED IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30,               JUNE 30,
                                                      -------------------   --------------------
                                                        2002       2001       2002       2001
                                                      --------   --------   --------   ---------
Net loss............................................  $(28,079)  $(59,942)  $(71,536)  $(133,595)
Other comprehensive income / (loss):
  Translation adjustment............................     8,819     20,217     (5,858)     27,734
                                                      --------   --------   --------   ---------

Comprehensive loss..................................  $(19,260)  $(39,725)  $(77,394)  $(105,861)
                                                      ========   ========   ========   =========

     See accompanying notes to unaudited consolidated financial statements.

                                UPC POLSKA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (STATED IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30, 2002      JUNE 30, 2001
                                                              ----------------   ----------------
Cash flows from operating activities:
  Net loss..................................................      $(71,536)          $(133,595)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................        14,553              65,166
    Amortization of notes payable discount and issue
      costs.................................................        26,853              23,491
    Share in results of affiliated companies................        18,387                (360)
    Impairment of D-DTH equipment...........................            --               9,229
    Unrealized foreign exchange (gains) / losses............        (6,214)             (4,175)
    Other...................................................            49                 558
    Changes in operating assets and liabilities:
      Restricted cash.......................................        25,989                  --
      Accounts receivable...................................         3,832               5,956
      Other current assets..................................            70                (521)
      Programming and broadcast rights......................            --              (4,601)
      Accounts payable......................................       (25,449)            (30,815)
      Due to TKP............................................       (25,989)                 --
      Deferred revenue......................................           506                 280
      Interest payable to UPC and its affiliates............        23,839              21,817
      Accounts payable to UPC and its affiliates............         8,996               4,798
      Accounts receivable from UPC and its affiliates.......         5,379              (2,011)
                                                                  --------           ---------
        Net cash used in operating activities...............          (735)            (44,783)
                                                                  --------           ---------
Cash flows from investing activities:
  Construction and purchase of property, plant and
    equipment...............................................        (2,438)            (22,938)
  Purchase of intangibles...................................           (29)               (157)
  Purchase of minority interest adjustment..................           659                  --
                                                                  --------           ---------
        Net cash used in investing activities...............        (1,808)            (23,095)
                                                                  --------           ---------
Cash flows from financing activities:
  UPC capital increase......................................            --              44,504
  (Repayment) / proceeds of loans from UPC and its
    affiliates..............................................        (4,150)             38,132
  Repayment of notes payable................................        (7,204)               (243)
                                                                  --------           ---------
        Net cash provided by / (used in) financing
          activities........................................       (11,354)             82,393
                                                                  --------           ---------
        Net increase/(decrease) in cash and cash
          equivalents.......................................       (13,897)             14,515
        Effect of exchange rates on cash and cash
          equivalents.......................................         9,102                 120

Cash and cash equivalents at beginning of period............       114,936               8,879
                                                                  --------           ---------
Cash and cash equivalents at end of period..................      $110,141           $  23,514
                                                                  ========           =========

Supplemental cash flow information:
  Cash paid for interest....................................      $  1,366           $     925
                                                                  ========           =========
  Cash paid for income taxes................................      $     45           $     103
                                                                  ========           =========

     See accompanying notes to unaudited consolidated financial statements.

                                UPC POLSKA, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE
                           THREE AND SIX MONTHS ENDED
                                 JUNE 30, 2002

1. BASIS OF PRESENTATION

    The information furnished by UPC Polska, Inc. and its subsidiaries ("UPC Polska" or the "Company" previously @Entertainment, Inc.) has been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to these rules and regulations. The Company maintains its books of accounts in Poland, the Netherlands and in the United States of America in accordance with local accounting standards in the respective countries. These financial statements include all adjustments to the Company's statutory books to present these statements in accordance with U.S. GAAP. The consolidated financial statements include the financial statements of UPC Polska, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited, but in the opinion of management, reflect all adjustments which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of June 30, 2002. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC (the "2001 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

2. MERGER OF D-DTH BUSINESS

    On August 10, 2001, the Company, United Pan-Europe Communications N.V. ("UPC"), and Group Canal+ S.A. ("Canal+"), the television and film division of Vivendi Universal, announced the signing of a Shareholder Agreement and Contribution and Subscription Agreement ("Definitive Agreements") to merge their respective Polish digital satellite direct-to-home ("D-DTH") platforms, as well as the Canal+ Polska premium channel, to form a common Polish D-DTH platform (the "Canal+ merger").

    The transaction contemplated by such agreements was consummated on December 7, 2001. As part of the transaction, the Company, through its affiliate Polska Telewizja Cyfrowa Wizja TV Sp. z o.o. ("PTC"), contributed Wizja TV Sp. z o.o. and UPC Broadcast Centre Ltd., the Company's Polish and United Kingdom D-DTH businesses, respectively, to Telewizyjna Korporacja Partycypacyjna S.A. ("TKP"), the Polish subsidiary of Canal+. The Company received 150.0 million Euros (approximately $133.4 million as of December 7, 2001) in cash and PTC received a 25% ownership interest in TKP upon receipt of court approval and other legal matters in connection with the issuance of new TKP shares.

    In connection with the requirements of the Definitive Agreements, the Company was required to fund 30.0 million Euros ($26.8 million as of December 31, 2001) to TKP. Pursuant to the terms of the Definitive Agreements, the Company was contractually obligated to maintain this amount for this specific purpose. Accordingly, on the Company's consolidated balance sheet as of December 31, 2001, this was reflected as Restricted Cash and, based on the contractual liability, it was shown as due to TKP. On February 1, 2002, the Company and Canal+ completed all Polish legal formalities in connection with the transaction. On the same day, the Company funded TKP with 30.0 million Euros

                                UPC POLSKA, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE
                           THREE AND SIX MONTHS ENDED
                           JUNE 30, 2002 (CONTINUED)

(approximately $26.4 million as of February 1, 2002) in the form of a shareholder loan and registered its 25% investment in TKP with the Commercial Court in Poland. The Company included the value of the shareholder loan in its valuation of the fair value of its 25% investment in TKP. The Company valued its 25% ownership interest at the acquisition date (December 7, 2001) at
30.0 million Euros (approximately $26.8 million as of December 31, 2001), which represents the fair market value of this ownership on December 7, 2001. The Company accounts for this investment using the equity method. As a result of the recognition of the Company's share in TKP's losses for the six months ended
June 30, 2002, the book value of this investment was zero as of June 30, 2002.

    As of February 2002, the Company began distribution of Canal+ Multiplex, a Polish-language premium package of three movie, sport and general entertainment channels, across its network on terms as specified in the Contribution and Subscription Agreement. The Company and TKP are currently negotiating the definitive long-term channel carriage agreement for carriage of Canal+ Multiplex.

    Additionally, in connection with the Canal+ merger, the Company terminated the operations of Wizja Sport and transferred or assigned its economic benefits and obligations of certain programming agreements to TKP to the extent that they were directly related to the D-DTH business.

    The Company also eliminated all aspects of its programming operations as a direct result of the D-DTH disposition and has included in the loss on disposition $217.6 million in 2001 related to the write-down of the programming goodwill.

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

    Additionally, the Company's agreements related to the notes payable to UPC and its affiliates contain limitations on the use of cash proceeds from the sale of assets. However, the Company has received a waiver from UPC and its affiliates to specifically exempt the net cash proceeds from these transactions from the limitations contained in the loan agreements with UPC and its affiliates. As of December 31, 2001 and June 30, 2002, a significant portion of the Company's cash and cash equivalents have limitations imposed by the Company's indentures. The Company is currently evaluating the potential uses for its net cash proceeds from the Canal+ merger ($82.9 million as of December 31, 2001) and the Twoj Styl assets sale ($7.0 million). On April 2, 2002, the Company used a portion of its net cash proceeds from the Canal+ merger and Twoj Styl asset sale to pay off an unsubordinated promissory note in principal amount of $7.0 million owed to Reece Communications, Inc. ("RCI"), a former minority stockholder of Poland Cablevision (Netherlands) B.V. ("PCBV"). The net cash proceeds, as defined, are net of the estimated costs provided by the Company against liabilities associated with the Canal+ merger and the Twoj Styl asset sale. These costs include provisions for expected termination costs of programming agreements of $12.8 million and estimated professional and

                                UPC POLSKA, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE
                           THREE AND SIX MONTHS ENDED
                           JUNE 30, 2002 (CONTINUED)

other fees of $10.9 million in respect of the Canal+ merger transaction and net of $0.3 million of transaction costs in respect of the Twoj Styl asset sale.

    The following unaudited pro forma information for the three and six months ended June 30, 2002 and 2001 gives effect to the disposition of the D-DTH business as if it had occurred at the beginning of the respective periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results would actually have been if such transaction had in fact occurred on such date.

                         THREE MONTHS ENDED        SIX MONTHS ENDED        THREE MONTHS ENDED        SIX MONTHS ENDED
                           JUNE 30, 2002            JUNE 30, 2002            JUNE 30, 2001            JUNE 30, 2001
                       ----------------------   ----------------------   ----------------------   ----------------------
                       HISTORICAL   PRO FORMA   HISTORICAL   PRO FORMA   HISTORICAL   PRO FORMA   HISTORICAL   PRO FORMA
                       ----------   ---------   ----------   ---------   ----------   ---------   ----------   ---------
                                                                (IN THOUSANDS)
                                                                  (UNAUDITED)
Revenues.............   $ 20,654    $  20,654    $ 40,637    $  40,637    $ 34,746    $  16,934   $  73,314    $  36,413
                        ========    =========    ========    =========    ========    =========   =========    =========
Operating loss.......     (4,690)      (4,690)     (9,064)      (9,064)    (42,065)     (13,267)    (93,891)     (25,760)
Net Loss.............   $(28,079)   $(456,183)   $(71,536)   $(499,640)   $(59,942)   $(586,568)  $(133,595)   $(621,288)
                        ========    =========    ========    =========    ========    =========   =========    =========

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

    During 2001, the Company reviewed its long term plan for all segments of its operations and identified businesses which were profitable on an operating profits basis and businesses, which required extensive additional financing to become profitable. The Company has also assessed its ability to obtain additional financing on terms acceptable to it. These reviews proved that as of that point, the Company's only profitable business on an operating profits basis was cable television and it could not provide further financing to its D-DTH and programming businesses. As a result, the Company changed its business strategy towards its operating segments. The Company decided to dispose of its D-DTH and programming businesses and revised its business strategy for cable television from aggressive growth to a focus on achievement of positive cash flow. The Company expects to have positive EBITDA (EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization, is defined in Note 12) and positive cash flows from operations in 2002.

    As of June 30, 2002, the Company had negative working capital of $368.0 million and a stockholder's deficit of $299.9 million. The Company experienced operating losses of $4.7 million, $9.1 million, $42.1 million and $93.9 million during the three and the six month periods ended June 30, 2002 and 2001, respectively. It also has significant commitments under non-cancelable operating leases and for programming rights, as well as repayment obligations related to PCI's 9 7/8% Senior Notes due 2003 ("PCI Notes") and the UPC Polska Notes.

    As of June 30, 2002, the Company had approximately $10.0 million in outstanding notes payable to RCI, a former minority stockholder of PCBV. The note, which bears an interest of 7% per annum and

                                UPC POLSKA, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE
                           THREE AND SIX MONTHS ENDED
                           JUNE 30, 2002 (CONTINUED)

matures in August 2003, has a scheduled payment of principal amount of $4.0 million due in August 2002. UPC is the guarantor of the note. Since an event of default has occurred under UPC's indentures, which was not cured or waived within the applicable grace period, a cross-default has occurred under the RCI note. As a result, RCI has the right to receive the interest at the default rate of 12% per annum and to accelerate the repayment of the note. Accordingly, the entire outstanding balance of the note is recognized as a short-term liability.

    On November 1, 2003, the Company will also be required to fulfill its repayment obligation of approximately $14.5 million in principal amount under the PCI Notes, and the Company will be required to commence cash interest payments under the UPC Polska Notes aggregating approximately $50.8 million per annum in 2004 and approximately $69.2 million per annum in 2005 and thereafter. The Company also has an aggregate of approximately $23.8 million in interest payments due to UPC and its affiliates as of June 30, 2002 on its currently outstanding indebtedness. In prior years and as of the date of filing this Quarterly Report on Form 10-Q, UPC and its affiliate have permitted the Company to defer payment of interest due to UPC and its affiliate until September 30, 2002. The Company, however, has no assurances that UPC and its affiliate will permit such deferral going forward.

    Over the longer term, the Company must meet repayment obligations on its indebtedness (including interest payable on a long-term basis), of approximately $416.1 million under the UPC Polska Notes, $14.5 million under the PCI Notes and $440.8 million due to UPC and its affiliates.

    The Company, since its acquisition by UPC, has relied completely on funding from its shareholder UPC and UPC's affiliates. However, the Company believes it will not be able to obtain significant funding from UPC in the foreseeable future. UPC has reviewed its funding requirements and possible lack of access to debt and equity capital in the near term and has modified its business and funding strategies.

    On February 1, 2002, May 1, 2002 and August 1, 2002 UPC failed to make required interest payments on its outstanding debt securities, which caused events of default to occur on certain of the debt securities and loan agreements of UPC and its affiliates, including Belmarken Holding B.V. ("Belmarken"). The events of default continue to exist on UPC's outstanding debt securities as of the date of filing of this Quarterly Report on Form 10-Q, although the holders of such obligations have not yet accelerated the payment obligations of UPC and its affiliates with respect to such securities. UPC, Belmarken and other UPC affiliates have obtained waivers of the defaults on the other loan agreements. These waivers expire on the earlier of (A) September 12 ,2002 and (B) the occurrence of certain events, none of which has occurred as of August 14, 2002.

    UPC has entered into negotiations with UnitedGlobalCom, Inc. ("United"), UPC's parent, and certain holders of UPC's debt securities to restructure certain of the indebtedness of UPC and its affiliates.

    On July 24, 2002 United and a committee representing certain holders of UPC's debt securities announced an agreement in principle on the terms of debt restructuring. The agreed debt restructuring is subject to approval of UPC's supervisory board and other conditions. The Company cannot make any assurance that UPC will be able to reach agreement with either United or the note holders on mutually satisfactory definitive terms for the debt restructuring or when, or if, any definitive restructuring agreement will actually be consummated. In addition, even if a definitive restructuring agreement is entered into and consummated, there can be no assurance that it will enable UPC to provide financing to the Company in the future.

                                UPC POLSKA, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE
                           THREE AND SIX MONTHS ENDED
                           JUNE 30, 2002 (CONTINUED)

    Although the Company had anticipated being able to rely on UPC to meet its payment obligations, given UPC's liquidity concerns, the Company is not certain that it will receive the necessary (or any) financing from UPC. If the Company is unable to rely on UPC for financial support, it will have to meet its payment obligations with cash on hand or with funds obtained from public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company and, if applicable, UPC and United.

    The Company has approximately $110.1 million of unrestricted cash as of June 30, 2002. However, as a result of the limitations imposed on it by the indentures governing the UPC Polska Notes and the notes payable to UPC and its affiliates, the Company is limited in its utilization of approximately
$82.9 million of this unrestricted cash, which represents net cash proceeds net of the estimated costs associated with the Canal+ merger and the Twoj Styl asset sale. As a result of these limitations and the potential inability of UPC to provide necessary funding, if required, the Company has limited sources of funding available to it outside of its operating cash flows. In addition, the Company has loans payable to UPC and its affiliate in the amount of $440.8 million (including accrued interest) as of June 30, 2002. The Company's loan agreements with UPC contain various covenants, including a provision which provides UPC with the ability to declare the loans immediately due and payable if in its opinion, a material adverse change has occurred in the business, operations, prospects or condition (financial or otherwise) of the Company or any of its subsidiaries or, if in the opinion of UPC, any event or circumstance has occurred that could have a material adverse effect on the Company's ability to fulfill its obligations under the loan agreement in question.

    The Company's loan agreements with UPC and Belmarken contain various covenants and events of default which, among other things, permit UPC and Belmarken to accelerate the loans if a continuing default exists under certain notes issued by Belmarken and UPC (the "Belmarken Notes"), a default exists under indebtedness of the Company or its subsidiaries which would permit or cause such indebtedness to be accelerated or if, in the opinion of UPC, certain material adverse events or conditions relative to the Company have occurred. Although defaults exist under the Company's loans owing to UPC and Belmarken as a result of the defaults under the Belmarken Notes and the RCI note, these defaults have been waived by the relevant holders. These waivers are effective
(i) until December 31, 2002 in the case of the RCI note and (ii) until the ealrier of (A) September 12, 2002 and (B) the occurrence of certain events, none of which has occurred as of August 14, 2002, in the case of the Belmarken Notes. Accordingly, the Company's loans payable to UPC and Belmarken are classified as short-term liabilities.

    In the event UPC or its affiliates accelerates payment owed to them by the Company under their loans, the Company would have limited funds or available borrowings to repay these loans. If the Company were to default on its loan payments to UPC or its affiliates, the acceleration clauses in the indentures governing the UPC Polska Notes may be triggered requiring those notes to be paid off as well, and the Company would likely not have sufficient funds or available borrowings to repay those notes. Additionally, under the UPC Polska Notes there are various Events of Default, including the acceleration of the payment of other debt of the Company in excess of $15.0 million. In the event the Company's debt was accelerated, or if there was an event of default, which was not cured in a timely manner pursuant to the respective agreements, the UPC Polska Notes would become due. The Company's available cash on hand would be insufficient to satisfy all of its obligations, and the Company cannot be certain that it would be able to obtain the necessary financing at all, or on terms that will be favorable to the Company. The Company has evaluated its compliance with its indentures governing the UPC Polska Notes and the PCI Notes as of June 30, 2002 and as of the date of filing of

                                UPC POLSKA, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE
                           THREE AND SIX MONTHS ENDED
                           JUNE 30, 2002 (CONTINUED)

this Quarterly Report on Form 10-Q and has determined, based on its assessment, that an Event of Default has not occurred under its indentures. As a result, the amounts related to the UPC Polska Notes and the PCI Notes of $430.6 million have been reflected as long-term liabilities in the Company's financial statements as of June 30, 2002.

    Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company.

    The Company has experienced net losses since its formation. As of December 31, 2001, there was substantial uncertainty whether the Company's sources of capital, working capital and projected operating cash flow would be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next year. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on (i) the Company's ability to restructure the UPC Polska Notes and its loans payable to UPC and its affiliates and (ii) the Company's ability to generate the cash flows required to enable it to maintain the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. The report of the Company's former independent accountant, Arthur Andersen Sp. z o.o., on the Company's consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that the Company has suffered recurring losses and negative cash flows from operations and has a negative working capital and a shareholder's deficit that raises substantial doubt about the Company's ability to continue as a going concern. The Company's management is currently evaluating various options for restructuring its debt aimed to recapitalize the operations of the Company.

    Management of the Company believes that significant opportunities exist for cable television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (i.e. data and telephony). As such, the Company's current focus is on its cable television market. The Company's business strategy is designed to increase its average revenue per subscriber and also, although to a lesser extent, to increase its subscriber base. The Company intends to achieve these goals by increasing penetration of new service products within existing upgraded homes; providing additional revenue-generating services to existing customers, including internet services; developing content tailored to the interests of existing subscribers; and improving the effectiveness of the Company's sales and marketing efforts.

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

                                UPC POLSKA, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE
                           THREE AND SIX MONTHS ENDED
                           JUNE 30, 2002 (CONTINUED)

alternatives, including the conversion of intercompany debt into equity, in order to resolve these deficiencies.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

    On June 2, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with UPC, whereby UPC initiated a tender offer to purchase all of the Company's outstanding shares in an all cash transaction valuing the Company's shares of common stock at $19.00 per share.

    The tender offer, initiated pursuant to the Merger Agreement closed on August 5, 1999. On August 6, 1999, UPC reported that it had accepted for payment a total of 33,701,073 shares of the Company's common stock (including 31,208 shares tendered pursuant to notices of guaranteed delivery) representing approximately 99% of Company's outstanding shares of common stock (the "Acquisition"). In addition, UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of UPC Polska and acquired all of the outstanding warrants and stock options.

    As a result of the Acquisition, UPC pushed down the goodwill of approximately of $979.3 million to the Company, establishing a new basis of accounting as of the acquisition date. The goodwill was allocated between UPC Polska's business segments based on the investment model used for acquisition. During the year ended December 31, 2000 this figure increased by $12.3 million due to the results of an arbitration settlement between the Company and TKP. During the years ended December 31, 2000 and 2001, the goodwill was also increased by $23.4 million as a result of a purchase by a subsidiary of the Company of outstanding stock in PCBV from RCI, a PCBV minority shareholder.

    In connection with the Canal+ merger discussed in Note 2, the Company included in its loss on disposition the write-off of $252.9 million of intangible assets related to the D-DTH business and $217.6 million related to the programming segment.

    As discussed in Note 6, as of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. The Company has completed the first step of the goodwill impairment test required by SFAS 142 and determined that an indication of potential goodwill impairment exists. The Company is currently carrying out the second step of the test to quantify the amount of the impairment. It is possible that the substantial cumulative effect adjustment may be required as a result of this process. As of June 30, 2002 net goodwill of approximately
$359.8 million is included in the accompanying consolidated balance sheet. The consolidated statements of operations for the three and six months ended
June 30, 2002 do not include any goodwill amortization expense. For the three and six months ended June 30, 2001, the consolidated statement of operations included such amortization expense of approximately $16.2 million and $32.1 million, respectively.

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and other short-term investments with original maturities of three months or less. See Note 2 and 3 for the discussion related to the limitations on the use of $82.9 million of the cash and cash equivalents.

                                UPC POLSKA, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE
                           THREE AND SIX MONTHS ENDED
                           JUNE 30, 2002 (CONTINUED)

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. The Company's actual results could differ from those estimates, which include, but are not limited to: allowance for doubtful accounts, impairment charges of long-lived assets, valuation of equity investment and revenue recognition.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to overdue accounts receivable. Upon disconnection of the subscriber, all unpaid accounts receivable from the subscriber are fully reserved. The allowance is maintained until receipt of payment or until the account is deemed uncollectable for a maximum of three years.

REVENUE RECOGNITION

    Revenue related to the provision of cable television and internet services to customers are recognized in the period in which the related services are provided in accordance with SFAS No. 51, "Financial Reporting by Cable Television Companies" ("SFAS 51"). D-DTH revenues were recognized in accordance with SAB 101 "Revenue Recognition in Financial Statements".

    Initial installation fees related to cable television and internet services are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. However, due to regular promotional prices set up for installation fees, the Company's direct selling costs exceed the associated gross installation revenue, and accordingly, the Company did not report any deferred revenue on installations as of June 30, 2002 and December 31, 2001.

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

    U.S. TAXATION: The Company is subject to U.S. Federal taxation on its worldwide income. Polish companies that are not engaged in a trade or business within the U.S. or that do not derive income from U.S. sources are not subject to U.S. income tax.

    FOREIGN TAXATION: Polish companies are subject to corporate income taxes, value added tax (VAT) and various local taxes within Poland, as well as import duties on materials imported by them into Poland.

                                UPC POLSKA, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE
                           THREE AND SIX MONTHS ENDED
                           JUNE 30, 2002 (CONTINUED)

    Income tax for other foreign companies is calculated in accordance with Polish tax regulations. Due to differences between accounting practices under Polish tax regulations and those required by U.S. GAAP, certain income and expense items are recognized in different periods for financial reporting purposes and income tax reporting purposes that may result in deferred income tax assets and liabilities.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment include assets used in the development and operation of the various cable distribution networks. During the period of construction, plant costs and a portion of design, development and related overhead costs are capitalized as a component of the Company's investment in cable distribution networks.

    The Company capitalizes new subscriber installation costs, including material and labor of new connects or new service added to an existing location. Capitalized costs are depreciated over a period similar to cable television plant. The costs of subsequently disconnecting and reconnecting the customer are expensed as incurred. Cable subscriber related costs and general and administrative expenses are charged to operations when incurred.

    When material, the Company capitalizes interest costs incurred during the period of construction in accordance with SFAS No. 34, "Capitalization of Interest Cost". Interest is not capitalized for short-term construction projects. During the six months ended June 30, 2002 and 2001, no interest costs were capitalized.

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

INVENTORIES FOR CONSTRUCTION

    Inventories for construction are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories are principally related to cable distribution networks. Cost of inventory includes purchase price, transportation, customs and other direct costs.

GOODWILL AND OTHER INTANGIBLES

    Prior to the Acquisition, goodwill, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over the expected periods to be benefited, generally ten years, with the exception of amounts paid relating to non-compete agreements. The portion of the purchase price relating to non-compete agreements was amortized over the term of the underlying agreements, generally five years.

    Effective as of the date of the Acquisition, August 6, 1999, the Company revalued all its previously existing goodwill, including amounts related to non-compete agreements that related to transactions completed prior to the Acquisition. The goodwill that was pushed down to the Company was amortized using straight-line basis over the expected periods to be benefited, which is fifteen years.

                                UPC POLSKA, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE
                           THREE AND SIX MONTHS ENDED
                           JUNE 30, 2002 (CONTINUED)

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which the Company adopted effective January 1, 2002. Under
SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives.

    The Company is working with an external party to compare the fair value of the Company's reporting units with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss. The Company has completed the first step of the goodwill impairment test required by SFAS 142 and determined that an indication of potential goodwill impairment exists. The Company is currently carrying out the second step of the test to quantify the amount of the impairment. It is possible that a substantial cumulative effect adjustment may be required as a result of this process. As of June 30, 2002, net goodwill of approximately $359.8 million is included in the accompanying consolidated balance sheets. The consolidated statement of operations for the three and six months ended June 30, 2002 does not include any goodwill amortization expense. For the three and six months ended June 30, 2001, the consolidated statement of operations included such amortization expense of approximately $16.2 million and $32.1 million, respectively.

    The following table presents the pro forma effect on net loss from the reduction of amortization expense as a result of SFAS 142:

                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                            ---------------------------   -------------------------
                                                2002           2001          2002          2001
                                            ------------   ------------   -----------   -----------
                                                                (IN THOUSANDS)
Net loss as reported......................    $(28,079)      $(59,942)     $(71,536)     $(133,595)
  Add Back:
    Goodwill amortization.................          --         16,187            --         32,096
                                              --------       --------      --------      ---------
Adjusted net loss.........................    $(28,079)      $(43,755)     $(71,536)     $(101,499)
                                              ========       ========      ========      =========

    Through its subsidiaries, the Company has entered into lease agreements with the Polish national telephone company ("TPSA"), for the use of underground telephone conduits for cable wiring. Costs related to obtaining conduit and franchise agreements with housing cooperatives and governmental authorities are capitalized and generally amortized over a period of ten years. In the event the Company does not proceed to develop cable systems within designated cities, costs previously capitalized will be charged to expense.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), which was adopted effective July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company has applied SFAS 141 to its only applicable transactions, the purchases of minority interests in TKP and PCBV on December 7, 2001 and August 28, 2001, respectively.

                                UPC POLSKA, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE
                           THREE AND SIX MONTHS ENDED
                           JUNE 30, 2002 (CONTINUED)

DEFERRED FINANCING COSTS

    Costs incurred to obtain financing have been deferred and amortized as interest expense over the life of the loan using the effective interest method. Deferred financing costs were zero as of June 30, 2002 and December 31, 2001.

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

    The Company has valued its investments as of June 30, 2002 at $5.4 million in relation to its investment in TKP and Fox Kids Poland ("FKP"). The investment in TKP has a carrying value of zero at June 30, 2002 as a result of TKP losses. In addition, the Company will review the carrying value of its investment in FKP in the second half of 2002 when audited financial statements of FKP are received.

STOCK-BASED COMPENSATION

    The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, the Company accounts for employee stock options and other stock-based awards using the intrinsic value method as outlined under APB Opinion No. 25, "Accounting for Stock Issued to Employees", with pro forma disclosure of net loss and loss per share as if the fair value method for expense recognition under SFAS 123 had been applied.

FOREIGN CURRENCIES

    Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are translated at the rates of exchange at balance sheet date. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

                                UPC POLSKA, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE
                           THREE AND SIX MONTHS ENDED
                           JUNE 30, 2002 (CONTINUED)

    The financial statements of foreign subsidiaries are translated into U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) average exchange rates during the period for results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive income/(loss) as a separate component of stockholder's equity. The Company considers all of its intercompany loans to its Polish subsidiaries to be of a long-term investment nature. As a result, any foreign exchange gains or losses resulting from the intercompany loans are reported in accumulated other comprehensive loss as a separate component of stockholder's equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value Of Financial Instruments" requires the Company to make disclosures of fair value information of all financial instruments, whether or not recognized on the consolidated balance sheets, for which it is practicable to estimate fair value.

    The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and notes payable. At June 30, 2002 and December 31, 2001, the carrying value of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

    At June 30, 2002 and December 31, 2001, the fair value of the Company's notes payable balance approximated $91,247,000 and $96,072,000, respectively, based on the last trading price of the notes as of these dates. It was not practical to estimate the fair value of amounts due to affiliates and due from affiliates because of the nature of these instruments, the circumstances surrounding their issuance, and the absence of quoted market prices for similar financial instruments.

    At the date of the Acquisition, the Company's and PCI Notes were restated to their fair market value at that date. The resulting $61.9 million increase was recorded in the pushed-down purchase accounting entries.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the recoverability of a long-lived asset (mainly property, plant and equipment, intangibles, and certain other assets) by determining whether the carrying value of the asset can be recovered over the remaining life of the asset through projected undiscounted future operating cash flows expected to be generated by such asset. If impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. Additionally if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove to be insufficient, the Company may need to impair certain of its long-lived assets. The Company is currently evaluating the potential impact of the adoption of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") will have on the Company's financial position and results of operations. As discussed in Note 6, as of the date of filing this Form 10-Q, the Company has not completed its evaluation of the impact of

                                UPC POLSKA, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE
                           THREE AND SIX MONTHS ENDED
                           JUNE 30, 2002 (CONTINUED)

adopting SFAS 144. However, management is aware that the adoption could result in material adjustments to its long-lived assets and its statement of operations during 2002.

ADVERTISING COSTS

    All advertising costs of the Company are expensed as incurred. The Company incurred advertising costs of approximately $703,000 and $1,009,000 for the three and the six months ended June 30, 2002 (including $61,000 and $143,000 in respect of cable and internet operations, respectively) and $990,000 and $3,271,0000 for the three and the six months ended June 30, 2001.

6. NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which the Company adopted effective July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company has applied SFAS 141 to its only applicable transactions, the purchase of the minority interest in TKP and PCBV on December 7, 2001 and August 28, 2001, respectively.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, which the Company adopted effective January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives.

    The Company is working with an external party to compare the fair value of the Company's reporting units with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss. The Company has completed the first step of the goodwill impairment test required by SFAS 142 and determined that an indication of potential goodwill impairment exists. The Company is currently carrying out the second step of the test to quantify the amount of the impairment. It is possible that the substantial cumulative effect adjustment may be required as a result of this process. As of June 30, 2002, net goodwill of approximately $359.8 million is included in the accompanying consolidated balance sheets. The consolidated statement of operations for the three and six months ended June 30, 2002 does not include any goodwill amortization expense. For the three and six months ended June 30, 2001, the consolidated statement of operations included such amortization expense of approximately $16.2 million and $32.1 million, respectively.

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

                                UPC POLSKA, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE
                           THREE AND SIX MONTHS ENDED
                           JUNE 30, 2002 (CONTINUED)

June 15, 2002. The adoption of SFAS 143 is not anticipated to have a material impact on Company's financial position or results of operations.

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets
("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes accounting and reporting standards for impairment or disposal of long-lived assets and discontinued operations. The Company is currently evaluating the potential impact the adoption of SFAS 144 will have on Company's financial position and results of operation. The Company expects it will have its SFAS 144 evaluation completed during the fourth quarter of 2002. At this point, management is aware that the adoption of SFAS 144 could result in material adjustments to its long-lived assets and its statement of operations during 2002.

    In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 are generally effective for the Company's 2003 fiscal year, or in the case of specific provisions, for transactions occurring after May 15, 2002 or financial statements issued on or after May 15, 2002. For certain provisions, including the rescission of Statement 4, early application is encouraged. UPC has not adopted SFAS 145 and is currently evaluating the impact of SFAS 145 on the Company's consolidated financial statements. The Company does not believe that the adoption of SFAS 145 will have a material impact on the Company's net loss, financial position or cash flows.

    On June 28, 2002 the Financial Accounting Standards Board voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities"
("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes
(1) costs related to terminating a contract that is not a capital lease and
(2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. The Company has not yet determined the impact of SFAS 146 on its results of operations and financial position.

7. RELATED PARTY TRANSACTIONS

    During the ordinary course of business, the Company enters into transactions with related parties. The principal related party transactions are described below.

                                UPC POLSKA, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE
                           THREE AND SIX MONTHS ENDED
                           JUNE 30, 2002 (CONTINUED)

CALL CENTER AND IT REVENUE

    The Company provided certain call center services to TKP in connection with Canal+ merger transaction until June 30, 2002. The total revenue from these services amounted to $938,000 and $1,856,000 for the three and the six months ended June 30, 2002, respectively.

    Additionally, during the three month period ended June 30, 2002, the Company has provided to TKP certain IT services for D-DTH subscriber data migration to TKP's D-DTH platform. The total revenue from these services amounted to $221,000 for the three months ended June 30, 2002.

    These revenues were generated only during the six months ended June 30, 2002 and the Company does not expect that any additional services will be provided to TKP to generate such revenue for the reminder of 2002.

OTHER REVENUE

    Commencing April 2002, the Company has provided certain IT services relating to a subscribers management system to other Central European affiliates of UPC. The total revenue from these services amounted to $281,000 for the three months ended June 30, 2002. This revenue is earned on a "cost plus" basis and the Company expects to continue providing these services.

DIRECT OPERATING EXPENSES CHARGED BY AFFILIATES

    Certain of the Company's affiliates have provided programming to the Company. The Company incurred programming fees from these affiliates of $622,000, $1,471,000, $1,661,000 and $2,963,000 for the three and the six months ended June 30, 2002 and 2001, respectively.

    The Company was also provided with Canal+ Multiplex programming by TKP. The total cost related to this service amounted to $139,000 and $168,000 for the three and the six months ended June 30, 2002. There were no such costs in the three and the six months ended June 30, 2001.

    The Company has incurred direct costs related to Internet services from its affiliates amounting to $374,000 and $700,000 for the three and the six months ended June 30, 2002 as compared to $196,000 and $1,017,000 for the three and the six months ended June 30, 2001, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    UPC provides the Company with services such as legal services, negotiation of contracts with programmers, financial reporting assistance, investor relations, corporate communications, information technology, equipment procurement and facilities. UPC allocates to the Company the Company's proportionate share of such costs for these services based on the Company's revenues. Taking into account the relative size of its operating companies and their estimated use of UPC resources, the allocation may be adjusted in the future. During the three and the six months ended June 30, 2002 and 2001, UPC charged the Company with $1,397,000, $2,742,000, $2,692,000 and $5,191,000, respectively, for those services. The above charges are reflected as a component of selling, general and administration expenses in the consolidated statements of operations.

                                UPC POLSKA, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE
                           THREE AND SIX MONTHS ENDED
                           JUNE 30, 2002 (CONTINUED)

INTEREST EXPENSE

    During the three and the six months ended June 30, 2002 and 2001, the Company incurred interest expense in relation to the loans payable to UPC and its affiliates of $11,760,000, $23,839,000, $11,285,000 and $21,817,000,
respectively.

NOTES PAYABLE TO UPC AND ITS AFFILATES

                            AS OF       AS OF        INTEREST
                           JUNE 30,   DECEMBER 30,   RATE
                            2002        2001           %           REPAYMENT TERMS               LENDER
                           --------   ------------   -------- -------------------------  ----------------------
                                  UNAUDITED
                               (IN THOUSANDS)
Master Loan..............  $234,180     $242,649       11%    by July 30, 2009           UPC
Subordinated Master
  Loan...................  192,433      184,250        11%    by July 30, 2009           UPC
Qualified Loan...........   14,187       17,580        11%    by May 25, 2007            Belmarken Holding B.V
                           -------      -------
                           $440,800     $444,479
                           =======      =======

8. RECLASSIFICATIONS

    Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statements to conform to the unaudited consolidated financial statement presentation for the three and the six months ended June 30, 2002.

9. PER SHARE INFORMATION

    Basic loss per share has not been computed since a single shareholder, UPC, holds 100% of the outstanding shares.

10. COMMITMENTS AND CONTINGENCIES

BUILDING LEASES

    The Company leases several offices and warehouses within Poland under cancelable operating leases. The future minimum lease payments as of June 30, 2002 are $1,037,000 in 2002, $1,340,000 in 2003, $1,306,00 in 2004, $1,302,000
in 2005 and $521,000 in 2006.

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

    In addition, some conduit agreements with TPSA provide that cables can be installed in the conduit only for the use of cable television. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or internet access, such use could be considered

                                UPC POLSKA, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE
                           THREE AND SIX MONTHS ENDED
                           JUNE 30, 2002 (CONTINUED)

a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company is currently in the process of providing internet services to its cable customers in certain of its markets.

    Minimum future lease commitments for the aforementioned conduit leases relate to 2002 and 2003 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $926,000 as of June 30, 2002.

PROGRAMMING COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms, which range from one to twenty years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At June 30, 2002, the Company had an aggregate minimum commitment in relation to these agreements of approximately $132,527,000 over the next sixteen years, approximating $11,927,000 remaining in 2002, $21,770,000 in 2003,
$19,026,000 in 2004, $16,336,000 in 2005, $6,985,000 in 2006 and $56,483,000 in
2007 and thereafter.

    In connection with the Canal+ merger, TKP assumed the programming rights and obligations directly related to the Company's D-DTH business and assumed the Company's guarantees relating to the Company's D-DTH business. Pursuant to the Definitive Agreements for the Canal+ merger, the Company remains contingently liable for the performance under those assigned contracts. As of June 30, 2002, management estimates its potential exposure under these assigned contracts to be approximately $55.6 million.

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

HBO LAWSUIT

    Two of the Company's subsidiaries, Telewizja Kablowa Gosat-Service Sp. z o.o. and PTK S.A., and four unrelated Polish cable operators and HBO Polska Sp. z o.o. ("HBO Polska") were made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o.o. ("PKT"), an indirect partially-owned subsidiary of Canal+. The lawsuit was filed in the Provincial Court in Warsaw, XX

                                UPC POLSKA, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE
                           THREE AND SIX MONTHS ENDED
                           JUNE 30, 2002 (CONTINUED)

Economic Division (Sad Wojewodzki w Warszawie, Wydzial XX Gospodarczy) (the "Court"). The main defendant in the proceedings is HBO Polska which is accused of broadcasting HBO television programming in Poland without a license from the Polish National Radio and Television Council as required by the Polish Television Act and thereby undertaking an activity constituting an act of unfair competition. The plaintiff has asked the Court to order HBO Polska to cease broadcasting of its programming in Poland until it has received a broadcasting license from the Polish National Radio and Television Council, and that the defendant cable operators be ordered (i) to cease carrying the HBO Polska programming on their cable networks in Poland until HBO Polska has received a broadcasting license from the Polish National Radio and Television Council,
(ii) not to use their current filters for the purpose of unscrambling the HBO Polska programming, and (iii) in the future, to use effective encoding systems and systems of controlled access to the HBO Polska programming. The Company expects that the case will be formally dismissed shortly as a settlement was reached by the parties on July 31, 2002. In connection with this settlement PKT withdrew its claim on August 7, 2002. The Company will not incur any material costs as a result of this settlement.

HBO ARBITRATION

    The Company is involved in a dispute against HBO Communications (UK) Ltd., Polska Programming B.V. and HBO Poland Partners concerning its cable carriage agreement ("Cable Agreement") and its D-DTH carriage agreement ("D-DTH Agreement") for the HBO premium movie channel. With respect to the Cable Agreement, on April 25, 2002, the Company commenced an arbitration proceeding before the International Chamber of Commerce, claiming that HBO was in breach of the "most favored nations" clause thereunder ("MFN") by providing to other cable operators in the relevant Territory terms that are more favorable than those offered to the Company. Specifically, the Company contends that its "Service Fee" under the Cable Agreement should not include any minimum guarantees because such minimum guarantees are not required of other cable operators in the Territory.

    In its answer in the arbitration, HBO asserted counterclaims against the Company, alleging that the Company was liable for minimum guarantees under the Cable Agreement, and also that the Company was liable for an increase in minimum guarantees under the D-DTH Agreement, based on the fact that UPC Polska merged its D-DTH business with Cyfra+ in December 2001. The Company responded to the counterclaims by (i) denying that it owes any sums for minimum guarantees under the Cable Agreement, in light of the MFN clause, and (ii) by denying that it owes any sums for an increase in minimum guarantees under the D-DTH Agreement, because it has not purchased an equity interest in HBO, a condition on which UPC contends the increase in minimum guarantees is predicated under the D-DTH Agreement. The Company intends to vigorously prosecute its claims and defend against HBO's counterclaims. Given that the actual number of future cable and D-DTH subscribers is unknown, the Company is unable to estimate the extent of any financial impact, if any, on the Company should HBO prevail on its cable and D-DTH counterclaims.

THE GROUPE JEAN-CLAUDE DARMON PROCEEDING AGAINST WIZJA TV SP. Z O.O.

    On January 27, 2000, the Groupe Jean-Claude Darmon ("Darmon"), a French company, commenced legal proceedings against Wizja TV Sp. z o.o., a former subsidiary of the Company, and SPN Widzew SSA Sportowa Spolka Akcyjna ("Lodz Football Club") in the Paris Commercial Court

                                UPC POLSKA, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE
                           THREE AND SIX MONTHS ENDED
                           JUNE 30, 2002 (CONTINUED)

("Tribundal de Commerce de Paris"). UFA Sport has also been joined into this action as a further defendant.

    Wizja TV Sp. z o.o. has been accused of infringing broadcast and advertising rights which Darmon purports to hold. Darmon has accused Wizja TV Sp. z o.o. of interrupting the broadcast signal of the UEFA Cup match on October 21, 1999 between Lodz Football Club and AS Monaco. Darmon seeks damages in the amount of Euros 1,985,000 (approximately $1,961,500) from Wizja Sp. z o.o. The case has been suspended indefinitely as UFA Sport, Sport+, the sport rights division of Canal+ and Darmon merged to become a new sport rights agency. Whilst Wizja TV Sp. z o.o. is no longer a subsidiary of the Company, the Company has provided a full indemnity of any cost Wizja TV Sp. z o.o. may suffer as a consequence of the action. The Company is unable to predict the outcome of this case.

11. LONG-TERM DEBT

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           2002          2001
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)
                                                                                             (IN THOUSANDS)
UPC Polska Senior Discount Notes due 2009.............................................   $ 200,662    $  184,559
UPC Polska Series C Senior Discount Notes due 2008....................................      18,266        16,749
UPC Polska Senior Discount Notes due 2008.............................................     197,126       187,893
PCI Notes.............................................................................      14,509        14,509
                                                                                         ---------    ----------
Total.................................................................................   $ 430,563    $  403,710
                                                                                         =========    ==========

12. SEGMENT INFORMATION

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

    In addition to other operating statistics, the Company measures its financial performance by EBITDA. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign exchange gains or losses, share in results of affiliated companies, income tax expense, non operating income or expense and impairment of D-DTH equipment. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company and industry analysts believe that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies.

    EBITDA is not a U.S. GAAP measure of profit and loss or cash flow from operations and should not be considered as an alternative to net income, cash flows or any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of EBITDA may not be comparable to statistics with s similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.

                                UPC POLSKA, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE
                           THREE AND SIX MONTHS ENDED
                           JUNE 30, 2002 (CONTINUED)

                             SELECTED SEGMENT DATA
                    (UNAUDITED IN THOUSANDS OF U.S. DOLLARS)

                                                        CABLE      D-DTH    PROGRAMMING    CORPORATE     TOTAL
                                                      ---------  ---------  ------------  -----------  ----------
THREE MONTHS ENDED JUNE 30, 2002

Revenues from external customers....................     20,654         --           --           --       20,654
Intersegment revenues...............................         --         --           --           --           --
Operating loss......................................     (4,690)        --           --           --       (4,690)
EBITDA..............................................      2,713         --           --           --        2,713
Segment total assets................................    625,785         --           --           --      625,785

THREE MONTHS ENDED JUNE 30, 2001

Revenues from external customers....................     20,186     15,422         (862)          --       34,746
Intersegment revenues...............................         --         --       17,167           --       17,167
Operating loss......................................    (11,885)   (16,877)     (10,078)      (3,225)     (42,065)
EBITDA..............................................      2,367     (3,445)      (4,247)      (3,225)      (8,550)
Segment total assets................................    521,984    393,321      298,284       12,558    1,226,147

SIX MONTHS ENDED JUNE 30, 2002

Revenues from external customers....................     40,637         --           --           --       40,637
Intersegment revenues...............................         --         --           --           --           --
Operating loss......................................     (9,064)        --           --           --       (9,064)
EBITDA..............................................      5,489         --           --           --        5,489
Segment total assets................................    625,785         --           --           --      625,785

SIX MONTHS ENDED JUNE 30, 2001

Revenues from external customers....................     38,914     31,474        2,926           --       73,314
Intersegment revenues...............................         --         --       32,136           --       32,136
Operating loss......................................    (25,245)   (41,310)     (21,254)      (6,082)     (93,891)
EBITDA..............................................      2,119     (5,993)      (9,540)      (6,082)     (19,496)
Segment total assets................................    521,984    393,321      298,284       12,558    1,226,147

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

    - the overall market acceptance of Company's products and services, including acceptance of the pricing of those products and services

    - the Company's ability to obtain debt or equity financing or to restructure its outstanding indebtedness; and

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

The report of the Company's former independent accountants, Arthur Andersen Sp. z o.o., on the Company's consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that the Company has suffered recurring losses and negative cash flows from operations and has a negative working capital and a shareholder's deficit that raises substantial doubt about its ability to continue as a going concern. The Company's management's plans in regard to these matters are described in Note 3 to the consolidated financial statements contained in this Quarterly Report on Form 10-Q. The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern. Investors in the Company should review carefully the report of Arthur Andersen Sp. z o.o. There can be no assurance the Company will be able to continue as a going concern.

OVERVIEW

    During 2001, the Company undertook a review of its long-term business strategy. This review resulted in the determination by the Company to focus on its cable operations. This change in strategy led to the elimination of its programming segment and the merger of its digital satellite direct-to-home, or "D-DTH", business with TKP's D-DTH and premium pay television business, with the Company retaining a 25% equity interest in TKP.

    On December 7, 2001, the Company merged its existing D-DTH platform with the D-DTH and premium television business of TKP, an entity controlled and operated by Group Canal+ S.A. ("Canal+"). The Company has a 25% equity interest in TKP. This transaction resulted in the discontinuance of the Company's D-DTH and programming businesses. The total loss recognized on disposition of the Company's D-DTH assets was $428.1 million.

    On February 1, 2002, the Company contributed an additional 30.0 million Euros (approximately $26.8 million as of December 7, 2001) to TKP in the form of a loan, which was included in the fair value assessment of its investment.

    The Company operates one of the largest cable television systems in Poland with approximately 1,865,500 homes passed and approximately 998,000 total subscribers as of June 30, 2002. The Company's overall revenue has decreased $14.0 million or 40.3% from $34.7 million for the three months ended June 30, 2001 to $20.7 million for the three months ended June 30, 2002 and $32.7 million or 44.6% from $73.3 million for the six months ended June 30, 2001 to $40.6 million for the six months ended June 30, 2002, primarily as a result of the disposition of its D-DTH and programming businesses. During the same periods, the revenues relating to the Company's cable operations have increased $0.2 million or 1.0% from $20.2 million for the three months ended June 30, 2001 to $20.4 million for the three months ended June 30, 2002 and increased
$1.2 million or 3.1% from $38.9 million for the six months ended June 30, 2001 to $40.1 million for the six months ended June 30, 2002.

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

    The Company's revenues are, and will continue to be, derived primarily from monthly subscription fees for cable television services. The Company charges its subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At June 30, 2002, approximately 62.3% of the Company's subscribers received its basic package. For the six months ended June 30, 2002, approximately 91.7% of the Company's revenue was derived from monthly subscription fees. For the six months ended June 30, 2001, 97.9% of the Company's revenue in its cable segment was derived from monthly subscription fees.

    The Company also provides internet services to its customers. Although the Company does not currently intend to apply additional capital to invest in development of this service, it intends to expand its Internet service offering at some point in the future. Revenue of $0.9 million and $1.8 million for the three and the six months ended June 30, 2002 as compared to $0.3 million and $0.5 million for the corresponding periods in 2001 was attributable to the Company's internet services. Individual and home office internet subscribers are charged a standard monthly subscription fee of $41.40 and $51.30, respectively, for internet and cable TV services combined (rates as of June 30, 2002, excluding 7% VAT tax). The standard installation fee is approximately $56.70 for existing cable customers and approximately $69.10 for new customers (rates as of June 30, 2002, excluding 7% VAT tax). However, the Company regularly offers a promotional installation fee at the nominal price of approximately $0.25.

    In addition, the Company has provided (as part of Canal+ merger transaction) certain call center services, such as billing and subscriber support and IT service to TKP until June 30, 2002. Revenue of $1.2 million and $2.1 million was attributable to these services for the three and the six months ended June 30, 2002, respectively, and there will be no more such revenue for the remainder of 2002.

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

    The Company has implemented a pricing strategy designed to increase revenue per subscriber and thus its profit margin. For an additional monthly charge, certain of the Company's cable networks in 2001 offered two premium television services - the HBO Poland Service and Wizja Sport (since March, 2001 Wizja Sport has been included in the basic service package and in December 2001 ceased operation). In connection with the Canal+ merger, in February 2002, Canal+ Multiplex began to be distributed across the Company's network. The Company, its parent and TKP are currently negotiating the definitive long-form channel carriage agreement for distribution of Canal+ Multiplex. The Company offers HBO Poland and Canal+ Multiplex for approximately $7.10 and $7.90 per month, respectively (rates as of June 30, 2002, excluding 22% VAT tax). The Company also offers these channels as a package at approximately $12.00 per month (rates as of June 30, 2002, excluding 22% VAT).

    The Company divides operating expenses into:

    - direct operating expenses,

    - selling, general and administrative expenses, and

    - depreciation and amortization expenses.

    During the six months ended June 30, 2002, direct operating expenses consisted of programming expenses, maintenance and related expenses necessary to service, maintain and operate the Company's cable systems, billing and collection expenses and customer service expenses. Selling, general and administrative expenses consisted principally of administrative costs, including office related expenses, professional fees and salaries, wages and benefits of non-technical employees, advertising and marketing expenses, bank fees and bad debt expense. Depreciation and amortization expenses consisted of depreciation of property, plant and equipment and amortization of intangible assets.

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

    Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 5 "Summary of Significant Accounting Policies" in the notes to the unaudited consolidated financial statements contained in this Quarterly Report as Form 10-Q and the Management's Discussion and Analysis of Financial Condition and Results of Operations Section of the Company's 2001 Annual Report.

GOODWILL AND OTHER INTANGIBLES

    Prior to the acquisition of the Company's outstanding shares by United Pan-Europe Communications N.V. ("UPC") ("Acquisition"), goodwill, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over the expected periods to be benefited, generally ten years, with the exception of amounts paid relating to non-compete agreements. The portion of the purchase price relating to non-compete agreements was amortized over the term of the underlying agreements, generally five years.

    Effective as of the date of the Acquisition, August 6, 1999, the Company revalued all its previously existing goodwill, including amounts related to non-compete agreements that related to transactions completed prior to the Acquisition. The goodwill that was pushed down to the Company was amortized using straight-line basis over the expected periods to be benefited, which is fifteen years.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which the Company adopted effective January 1, 2002. Under
SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives.

    The Company is working with an external party to compare the fair value of the Company's reporting units with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss. The Company has completed the first step of the goodwill impairment test required by SFAS 142 and determined that an indication of potential goodwill impairment exists. The Company is currently carrying out the second step of the test to quantify the amount of the impairment. It is possible that a substantial cumulative effect adjustment may be required as a result of this process. As of June 30, 2002, net goodwill of approximately $359.8 million is included in the accompanying consolidated balance sheets. The consolidated statement of operations for the three and six months ended June 30, 2002 does not include any goodwill amortization expense. For the three and six months ended June 30, 2001, the consolidated statement of operations included such amortization expense of approximately $16.2 million and $32.1 million, respectively.

    Through its subsidiaries, the Company has entered into lease agreements with the Polish national telephone company ("TPSA"), for the use of underground telephone conduits for cable wiring. Costs related to obtaining conduit and franchise agreements with housing cooperatives and governmental authorities are capitalized and generally amortized over a period of ten years. In the event the Company does not proceed to develop cable systems within designated cities, costs previously capitalized will be charged to expense.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), which was adopted effective July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company has applied SFAS 141 to its only applicable transactions, the purchases of minority interests in TKP and PCBV on December 7, 2001 and August 28, 2001, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the recoverability of a long-lived asset (mainly property, plant and equipment, intangibles, and certain other assets) by determining whether the carrying value of the asset can be recovered over the remaining life of the asset through projected undiscounted future operating cash flows expected to be generated by such asset. If impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. Additionally if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove to be insufficient, the Company may need to impair certain of its long-lived assets. The Company is currently evaluating the potential impact the adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") will have on the Company's financial position and results of operations. As discussed in Note 6, as of the date of filing this Form 10-Q, the Company has not completed its evaluation of the impact of adopting SFAS 144. However, management is aware that the adoption could result in material adjustments to its long-lived assets and its statement of operations during 2002.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to overdue accounts receivable. Upon disconnection of the subscriber, all unpaid accounts receivable from the subscriber are fully reserved. The allowance is maintained until receipt of payment or until the account is deemed uncollectable for a maximum of three years.

REVENUE RECOGNITION

    Revenue related to the provision of cable television and internet services to customers are recognized in the period in which the related services are provided in accordance with SFAS No. 51, "Financial Reporting by Cable Television Companies" ("SFAS 51"). D-DTH revenues were recognized in accordance with SAB 101 "Revenue Recognition in Financial Statements".

    Initial installation fees related to cable television and internet services are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. However, due to regular promotional prices set up for installation fees, the Company's direct selling costs exceed the associated gross installation revenue and accordingly the Company did not report any deferred revenue on installations as of June 30, 2002 and December 31, 2001.

FOREIGN CURRENCIES

    Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are translated at the rates of exchange at balance sheet date. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

    The financial statements of foreign subsidiaries are translated into U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) average exchange rates during the period for results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive income/(loss) as a separate component of stockholder's equity. The Company considers all of its intercompany loans to its Polish subsidiaries to be of a long-term investment nature. As a result, any foreign exchange gains or losses resulting from the intercompany loans are reported in accumulated other comprehensive loss as a separate component of stockholder's equity.

INVESTMENTS IN AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE
EQUITY METHOD

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

    The Company has valued its investments as of June 30, 2002 at $5.4 million in relation to its investment in TKP and Fox Kids Poland ("FKP"). The investment in TKP has been written down to zero as a result of TKP's losses, as of June 30, 2002. In addition, the Company will review the carrying value of its investment in FKP in the second half of 2002 when audited financial statements of FKP are received.

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

    In addition to other operating statistics, the Company measures its financial performance by EBITDA. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign exchange gains or losses, share in results of affiliated companies, income tax expense, non operating income or expense and impairment of D-DTH equipment. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company and industry analysts believe that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies.

    EBITDA is not a U.S. GAAP measure of profit and loss or cash flow from operations and should not be considered as an alternative to net income, cash flows or any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of EBITDA may not be comparable to statistics with s similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.

                         SEGMENT RESULTS OF OPERATIONS
                    (UNAUDITED IN THOUSANDS OF U.S. DOLLARS)

                                             THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                 ENDED           ENDED           ENDED           ENDED
                                             JUNE 30, 2002   JUNE 30, 2001   JUNE 30, 2002   JUNE 30, 2001
                                             -------------   -------------   -------------   -------------
REVENUES
Cable......................................     20,654            20,186        40,637           38,914
D-DTH......................................         --            15,422            --           31,474
Programming................................         --            16,305            --           35,062
Corporate and Other........................         --                --            --               --
Intersegment elimination (1)...............         --           (17,167)           --          (32,136)
                                                ------           -------        ------          -------
TOTAL......................................     20,654            34,746        40,637           73,314

OPERATING LOSS
Cable......................................     (4,690)          (11,885)       (9,064)         (25,245)
D-DTH......................................         --           (16,877)           --          (41,310)
Programming................................         --           (10,078)           --          (21,254)
Corporate and Other........................         --            (3,225)           --           (6,082)
                                                ------           -------        ------          -------
TOTAL......................................     (4,690)          (42,065)       (9,064)         (93,891)

EBITDA
Cable......................................      2,713             2,367         5,489            2,119
D-DTH......................................         --            (3,445)           --           (5,993)
Programming................................         --            (4,247)           --           (9,540)
Corporate and Other........................         --            (3,225)           --           (6,082)
                                                ------           -------        ------          -------
TOTAL......................................      2,713            (8,550)        5,489          (19,496)

------------------------

(1) Comprised of Wizja programming costs charged to the cable segment and D-DTH segment by the programming segment in the three months ended June 30, 2001.

    REVENUE. Revenue decreased $14.0 million, or 40.3%, from $34.7 million in the three months ended June 30, 2001 to $20.7 million in the three months ended June 30, 2002 and decreased $32.7 million, or 44.6%, from $73.3 million in the six months ended June 30, 2001 to $40.6 million in the six months ended
June 30, 2002, primarily as a result of the elimination of the Company's D-DTH and programming businesses. During the same periods, the revenues from the Company's cable operations increased by $0.2 million, or 1.0%, from $20.2 million to $20.4 million in the three months ended June 30, 2001 and 2002, respectively and increased by $1.2 million, or 3.1%, from $38.9 million to $40.1 million in the six months ended June 30, 2001 and 2002, respectively. This increase was primarily attributable to an increase in revenue from internet subscriptions from $0.3 million for the three months ended June 30, 2001 to $0.9 million for the three months ended June 30, 2002 and from $0.5 million for the six months ended June 30, 2001 to $1.8 million for the six months ended
June 30, 2002. This increase was partially offset by the depreciation of the Polish zloty against the US dollar and a decrease in the number of basic subscribers. In addition, during the three and the six months ended June 30, 2002, the Company obtained revenue of $1.2 million and $2.1 million, respectively, from certain call center services such as billing and subscriber support and IT services, provided to TKP. These revenues were generated only during the six months ended June 30, 2002. The Company does not expect that any additional services will be provided to TKP to generate such revenue for the remainder of 2002.

    Revenue from monthly subscription fees represented 91.7% and 97.9% of cable television revenue for the six months ended June 30, 2002 and 2001, respectively. During the three and the six months ended June 30, 2002, the Company generated approximately $1.0 million and $1.9 million, respectively, of premium subscription revenue as a result of providing the HBO Poland service pay movie channel and the Canal+ Multiplex channel to cable subscribers as compared to $1.1 million and $2.3 million for the three and the six months ended June 30, 2001, respectively, when HBO Poland and Wizja Sport were provided as premium channels. Commencing April 1, 2001, Wizja Sport was moved to the basic package and therefore did not generate premium revenue.

    Revenue from installation fees amounted to $61,000, $161,000, $245,000 and $430,000 for the three and six months ended June 30, 2002 and 2001, respectively.

    DIRECT OPERATING EXPENSES.  Direct operating expenses decreased
$17.8 million, or 63.1%, from $28.2 million for the three months ended June 30, 2001 to $10.4 million for the three months ended June 30, 2002 and decreased $40.2 million, or 66.0%, from $60.9 million for the six months ended June 30, 2001 to $20.7 million for the six months ended June 30, 2002, primarily as a result of the elimination of the Company's D-DTH and programming businesses. During the same periods, the direct operating expenses for the Company's cable operations decreased $2.3 million, or 18.1%, from $12.7 million for the three months ended June 30, 2001 to $10.4 million for the three months ended June 30, 2002 and decreased $4.4 million, or 17.5%, from $25.1 million for the six months ended June 30, 2001 to $20.7 million for the six months ended June 30, 2002, principally as a result of the decrease in programming expenses resulting from the discontinuation of the Wizja Jeden and Wizja Sport channels, a decrease in programming charges (as a result of renegotiation of certain programming agreements) and a decrease in the number of subscribers.

    Direct operating expenses decreased from 81.3% of revenues for the three months ended June 30, 2001 to 50.2% of revenues for the three months ended
June 30, 2002 and decreased from 83.1% of revenues for the six months ended
June 30, 2001 to 51.0% of revenues for the six months ended June 30, 2002, while direct operating expenses relating to cable operations decreased from 62.9% of cable operations revenues for the three months ended June 30, 2001 to 51.0% of cable operations revenues for the three months ended June 30, 2002 and decreased from 64.5% of cable operations revenues for the six months ended June 30, 2001 to 51.6% of cable operations revenues for the six months ended June 30, 2002.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $7.6 million, or 50.3%, from $15.1 million for the three months ended June 30, 2001 to $7.5 million for the three months ended June 30, 2002 and decreased $17.5 million, or 54.9%, from $31.9 million for the six months ended June 30, 2001 to $14.4 million for the six months ended
June 30, 2002, primarily as a result of the elimination of the Company's D-DTH and programming businesses. During the same periods, selling, general and administrative expenses relating to cable operations increased $0.2 million, or 3.9%, from $5.1 million for the three months ended June 30, 2001 to $5.3 million for the three months ended June 30, 2002 and decreased
$1.7 million, or 14.5%, from $11.7 million for the six months ended June 30, 2001 to $10.0 million for the six months ended June 30, 2002. This decrease was attributable mainly to a decrease in bad debt expense (of approximately
$1.5 million) and improved operating efficiency.

    As a percentage of revenue, overall, selling, general and administrative expenses decreased from 43.5% for the three months ended June 30, 2001 to approximately 36.2% for the three months ended June 30, 2002 and decreased from 43.5% for the six months ended June 30, 2001 to approximately 35.5% for the six months ended June 30, 2002. As a percentage of cable operations revenue, selling, general and administrative expenses relating to cable operations increased from 25.2% for the three months ended June 30, 2001 to approximately 26.0% for the three months ended June 30, 2002 and decreased from 30.1% for the six months ended June 30, 2001 to approximately 24.9% for the six months ended June 30, 2002.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased $26.1 million, or 77.9%, from $33.5 million for the three months ended June 30, 2001 to $7.4 million for the three months ended June 30, 2002 and decreased $50.6 million, or 77.6%, from $65.2 million for the six months ended June 30, 2001 to $14.6 million for the six months ended June 30, 2002, principally as a result of the elimination of the Company's D-DTH and programming businesses, as well as the non-amortization of goodwill, resulting from the application of SFAS 142. Depreciation and amortization expense as a percentage of revenues decreased from 96.5% for the three months ended June 30, 2001 to 35.7% for the three months ended June 30, 2002 and decreased from 88.9% for the six months ended June 30, 2001 to 36.0% for the six months ended
June 30, 2002.

    Depreciation and amortization expense relating to cable operations decreased $7.0 million, or 49.0%, from $14.3 million for the three months ended June 30, 2001 to $7.3 million for the three months ended June 30, 2002 and decreased $13.0 million, or 47.4%, from $27.4 million for the six months ended June 30, 2001 to $14.4 million for the six months ended June 30, 2002, as a result of the non-amortization of goodwill, resulting from the application of SFAS 142. Depreciation and amortization expense relating to cable operations as a percentage of cable operations revenues decreased from 70.8% for the three months ended June 30, 2001 to 35.8% for the three months ended June 30, 2002 and decreased from 70.4% for the six months ended June 30, 2001 to 35.9% for the six months ended June 30, 2002.

    OPERATING LOSS. Each of the factors discussed above contributed to operating losses of $4.7 million and $9.1 million for the three and the six months ended June 30, 2002, respectively, compared to operating losses of $42.1 million and $93.9 million for the three and the six months ended June 30, 2001, respectively.

    Operating losses relating to cable operations amounted to $2.7 million, $5.1 million, $11.9 million and $25.2 million for the three and the six months ended June 30, 2002 and 2001, respectively.

    The composition of customers receiving basic, intermediate and premium or internet services influences the Company's operating margin in the following ways:

    - The average price charged to customers receiving each of the services is different, influencing the Company's total revenue.

    - Programming expenses are incurred only in relation to the provision of basic and premium service. Due to certain channels being charged to the Company on a fixed fee basis (minimum guarantee), the Company's operating margin is adversely affected when the actual number of subscribers is lower than the guaranteed level of subscribers under the Company's programming agreements.

    - Intermediate service does not require programming charges (only channels "free to air" are provided under this service). Fees for intermediate service are significantly lower than basic service (on average fees generated from our intermediate service are approximately 10% of those generated from basic service).

    - Premium service is available only to those subscribers who already receive basic service. Therefore, as an additional product to an existing customer, the Company's premium service generates additional revenues and margins. However, one of the Company's premium channel agreements has a minimum guaranteed provision. As such, a decrease in the number of premium subscribers below the guaranteed level has a direct adverse impact on the Company's total operating margin. This occurred in 2001 with respect to the Company's premium service. Also, in March 2001, Wizja Sport channel, which was previously provided as a premium channel, was moved to the basic package, resulting in higher programming costs to the Company since the channel was made available to a larger group of subscribers.

    - Internet service is also currently available only to these subscribers who already receive basic service. The internet service is subject to direct expenses of approximately 40% of revenue from the provision of internet access services and therefore contributes positively to the operating margins of the Company.

    INTEREST EXPENSE. Interest expense increased $3.1 million, or 13.1%, from $23.7 million for the three months ended June 30, 2001 to $26.8 million for the three months ended June 30, 2002 and increased $6.7 million, or 14.5%, from $46.2 million for the six months ended June 30, 2001 to $52.9 million for the six months ended June 30, 2002. Interest expense increased mainly as a result of the additional financing from UPC during the second, third and fourth quarters of 2001 and as a result of the capitalization of interest of $44.3 million for fiscal year 2001.

    INTEREST AND INVESTMENT INCOME. Interest and investment income amounted to $1.3 million, $2.2 million, $0.3 million and $0.6 million for the three and the six months ended June 30, 2002 and 2001, respectively. The increase relates to interest on bank deposits.

    EQUITY IN LOSSES OF AFFILIATED COMPANIES.  The Company recorded
$10.8 million and $18.4 million of equity in losses of affiliated companies for the three and the six months ended June 30, 2002, respectively, relating to the Company's loss in its investment in TKP. The investment in TKP has been written down to zero as a result of TKP's losses, as of June 30, 2002. In addition, the Company will review the carrying value of its investment in FKP in second half of 2002 when audited financial statements of FKP are received.

    FOREIGN EXCHANGE GAIN/LOSS, NET. For the three months ended June 30, 2002, foreign exchange gain amounted to $13.2 million, as compared to the gain of $4.8 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, foreign exchange gain amounted to $7.1 million, as compared to the gain of $5.6 million for the six months ended June 30, 2001. These gains were attributable to the significant depreciation of the U.S. dollar against the Euro during second quarter of 2002 (the majority of the Company's cash deposits were held in Euros as at June 30, 2002). These foreign exchange gains were partially compensated with depreciation of Polish zloty against the U.S. dollar during the six months ended June 30, 2002 as compared to gains in the three and the six months ended June 30, 2001 resulting from the Polish zloty appreciation against the U.S. dollar during the corresponding periods ended June 30, 2001.

    INCOME TAX EXPENSE. The Company recorded $23,000 and $89,000 of income tax expense for the three and the six months ended June 30, 2002, as compared to $47,000 and $83,000 for the three and the six months ended June 30, 2001.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders decreased from a loss of $59.9 million for the three months ended June 30, 2001 to a loss of $28.1 million for the three months ended June 30, 2002 and decreased from a loss of $133.6 million for the six months ended
June 30, 2001 to a loss of $71.5 million for the six months ended June 30, 2002, due to the factors discussed above.

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

    Pursuant to the indentures governing the Company's 14 1/2% Senior Discount Notes due 2008, Series C Discount Notes due 2008 and 14 1/2% Senior Discount Notes due 2009 (together, the "UPC Polska Notes") and the indentures governing the PCI 9 7/8% Senior Notes due 2003 of UPC Polska's subsidiary Poland Communications, Inc. ("PCI Notes"), the Company and it's affiliate are subject to certain restrictions and covenants,including, without limitation, covenants with respect to the following matters:

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

    The Company is in compliance with these covenants. However, as discussed further in Note 3 to the Company's unaudited consolidated financial statements, an acceleration of the Company's repayment obligations of other debt of the Company in excess of $15.0 million would trigger an Event of Default (as defined in the indentures) under its indentures. The Company has evaluated compliance with its indentures governing the UPC Polska Notes and the PCI Notes as of June 30, 2002 and as of the date of filing this Quarterly Report on Form 10-Q and has determined, based on its assessment, that an Event of Default has not occurred under these indentures. Accordingly, the Company continues to reflect these notes as a long-term liability.

    The indentures covering the UPC Polska Notes and the PCI Notes provide that, following a Change of Control (as defined therein), each note holder has the right, at such holder's option, to require the respective issuer to offer to repurchase all or a portion of such holder's notes at the repurchase prices described below. The Company believes that the August 6, 1999 acquisition by UPC of the Company constituted a Change of Control. Accordingly, the Company and PCI made offers to repurchase (the "Offers") from the holders the UPC Polska Notes, Series C Notes, Discount Notes and the PCI Notes. The Offers expired at 12:01 PM, New York City time on November 2, 1999.

    In accordance with the terms of the indentures governing the UPC Polska and the PCI Notes, UPC Polska was required to offer to repurchase the UPC Polska Notes at 101% of their accreted value at maturity on the Expiration Date plus accrued and unpaid interest and PCI was required to offer to repurchase the PCI Notes at the purchase price of 101% of the principal amount owed on the Expiration Date. As of August 5, 1999, UPC Polska had $376,943,000 aggregate principal amount at maturity of the UPC Polska Notes outstanding and PCI had $129,668,000 aggregate principal amount at maturity of the PCI Notes outstanding. Pursuant to the Offer, UPC Polska purchased $49,139,000 aggregate principal amount at maturity of the UPC Polska Notes for an aggregate price of $26,455,014 and PCI purchased $113,237,000 aggregate principal amount of the PCI Notes for an aggregate price of $114,369,370. UPC financed the Company's repurchase of the UPC Polska Notes and PCI Notes and the Company's operating activities by making loans of $217.3 million to the Company in the fourth quarter of 1999.

    The Company purchased 14,000 shares of Mandatorily Redeemable Debenture Stock ("Debenture Stock") issued by PCI for $140 million to fund PCI's purchase of PCI Notes and operations. The Company used a portion of the proceeds of the loans from UPC to purchase the Debenture Stock. The Debenture Stock is redeemable on December 31, 2003 at the issue price plus interest of 10% per annum compounded annually. To secure its obligations under the Debenture Stock, PCI has pledged to the Company notes issued to it by its subsidiary Poland Cablevision (Netherlands) B.V. ("PCBV") with an aggregate principal amount of $176,815,000. The PCI note holders will be equally and ratably secured by the pledge in accordance with the terms of the PCI indenture.

    In 2001, UPC directly or through its affiliates made capital contributions of $48.5 million and additional loans of $40.5 million to the Company. This compares to additional loans and capital contributions of $115.1 million and $50.6 million, respectively, made by UPC in 2000. UPC made no additional loans and/or capital contributions to the Company during the first quarter of 2002. During the second quarter of 2002 UPC made additional capital contributions of $2.7 million to the Company and additionally there was a contribution of $18.8 million of unsubordinated loans payable to UPC into paid-in capital. On June 30, 2002 and December 31, 2001, the Company had, on a consolidated basis, approximately $857.8 million and $865.6 million respectively, aggregate principal amount of indebtedness outstanding, of which $417.0 million (including $44.3 million of capitalized interest for 2001) and $444.5 million, respectively, was owed to UPC and its affiliates. All of the loans from UPC and its affiliates to UPC Polska bear interest at 11.0% per annum, and mature in 2007 and 2009. Loans from UPC with an aggregate principal amount of $150.0 million have been subordinated to the UPC Polska Notes. The loans from UPC have been used primarily for the repurchase of the UPC Polska Notes and the PCI Notes, to fund capital expenditures, operating losses and working capital primarily related to the development and operation of the Company's D-DTH business, and for general corporate purposes and certain other investments, including the acquisition of cable television networks and certain minority interests in our subsidiaries which were held by unaffiliated third parties.

    The Company had negative cash flows from operating activities of $0.7 million for the six months ended June 30, 2002 and $44.8 million for the six months ended June 30, 2001, primarily due to repayments to its creditors. As of June 30, 2002, the Company had negative working capital of $368.0 million and a stockholder's deficit of $299.9 million. The Company experienced operating losses of $9.1 million and $93.9 million during the six months ended June 30, 2002 and 2001, respectively.

    Cash used for the purchase and build-out of the Company's cable television networks, purchase of D-DTH equipment including set top decoders, and the purchase of other property, plant, and equipment was $2.4 million for the six months ended June 30, 2002 and $22.9 million for the six months ended June 30, 2001. Cash used for the purchase and expansion of the Company's cable television networks was $2.4 million and $9.0 million for the six months ended June 30, 2002 and 2001, respectively.

    The Company has approximately $110.1 million of cash as of June 30, 2002, of which $82.9 million represents remaining net cash proceeds from the Canal+ merger and the sale of its 50% investment in Twoj Styl, a publishing company. The Company used a portion of its net cash proceeds from the Canal+ merger and the Twoj Styl asset sale to pay off in April 2002 an unsubordinated promissory note in principal amount of $7.0 million owed to Reece Communications, Inc. ("RCI"), a former minority stockholder of PCBV. The net cash proceeds, as defined, are net of the estimated costs provided by the Company against liabilities associated with the Canal+ merger and the Twoj Styl asset sale. These costs include provisions for estimated termination costs of programming agreements of $12.8 million and estimated professional and other fees of $10.9 million in respect of the Canal+ merger transaction and net of $0.3 million of transaction costs relating to the Twoj Styl asset sale. Additionally, the Company's agreements related to the notes payable to UPC and its affiliates contain limitations on the use of cash proceeds from the sale of assets. The Company has received a waiver from UPC and its affiliate to specifically exempt these net cash proceeds from these transactions from the limitations contained in the loan agreements with UPC and its affiliates.

    Pursuant to the indentures governing each of the UPC Polska Notes discussed in more detail in Note 2 to the Company's unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q, the Company is required to use the net cash proceeds from the sale of assets within 12 months from the transaction date for certain limited purposes. These include:

    - to permanently repay or prepay senior bank indebtedness or any unsubordinated indebtedness of the Company;

    - to invest in any one or more businesses engaged, used or useful in the Company's cable, D-DTH or programming businesses; or

    - to invest in properties or assets that replace the properties and assets sold.

    The Company is currently evaluating the potential uses for the remaining amount of $82.9 million (after repayment of the above mentioned loan to former minority stockholder of PCBV) of these net cash proceeds from the Canal+ merger and the Twoj Styl asset sale.

    On June 30, 2002, the Company was committed to pay at least $139.3 million in guaranteed payments (including but not limited to payments for programming and rights) over the next sixteen years of which at least approximately
$14.0 million was committed through the end of 2002. In connection with the disposition of the D-DTH business, TKP assumed the Company's previous obligations under certain contracts. Pursuant to the definitive agreements governing the Canal+ merger and the contracts, which TKP assumed, the Company remains contingently liable for performance under those contracts. As of June 30, 2002, management estimates the potential exposure for contingent liability on these assumed contracts to be approximately $55.6 million.

    The following table presents the Company's minimum future commitments under its programming and lease contracts.

                                                                                               2007 AND
                                         2002       2003       2004       2005       2006     THEREAFTER    TOTAL
                                       --------   --------   --------   --------   --------   ----------   --------
                                                                      (IN THOUSANDS)
Building.............................  $ 1,037    $ 1,340    $ 1,306    $ 1,302     $  521           --    $  5,506
Conduit..............................      834         92         --         --         --           --         926
Car..................................        7         15         11         --         --           --          33
Programming..........................   11,927     21,770     19,026     16,336      6,985       56,483     132,527
Other................................      186         40          3          3          2           --         234
Headend..............................       27          1         --         --         --           --          28
                                       -------    -------    -------    -------     ------      -------    --------
TOTAL................................  $14,018    $23,258    $20,346    $17,641     $7,508      $56,483    $139,254
                                       =======    =======    =======    =======     ======      =======    ========
Assumed contracts....................  $ 5,432    $11,603    $ 9,060    $ 5,798     $  597      $23,083    $ 55,573

    As of June 30, 2002, the Company had negative working capital, due to the classification of loans to UPC and its affiliates as current liabilities. In addition to its contractual commitments described in the table above, the Company has interest payment and principal repayment obligations related to the PCI Notes and the UPC Polska Notes. As of June 30, 2002, the Company had approximately $10.0 million in outstanding notes payable to RCI, a former minority stockholder of PCBV. The note, which bears an interest of 7% per annum and matures in August 2003, has a scheduled payment of principal amount of $4.0 million due in August 2002. UPC is the guarantor of the note. Since an event of default has occurred under UPC's indentures, which was not cured or waived within the applicable grace period, a cross-default has occurred under the RCI note. As a result, RCI has the right to receive the interest at the default rate of 12% per annum and to accelerate the repayment of the note. Accordingly, the entire outstanding balance of the note is recognized as a short-term liability.

    On November 1, 2003, the Company will also be required to fulfill its repayment obligation of approximately $14.5 million in principal amount under the PCI Notes, and the Company will be required to commence cash interest payments under the UPC Polska Notes aggregating approximately $50.8 million per annum in 2004 and approximately $69.2 million per annum in 2005 and thereafter. The Company also has an aggregate of approximately $23.8 million in interest payments due to UPC and its affiliate in 2002 on its currently outstanding indebtedness. In prior years and as of the date of filing this Quarterly Report on Form 10-Q, UPC and its affiliate have permitted the Company to defer payment of interest due to UPC and its affiliate until September 30, 2002. The Company, however, has no assurances that UPC and its affiliate will permit such deferral going forward.

    The Company, since its August 6, 1999 acquisition by UPC, has relied completely on funding from its shareholder UPC and UPC's affiliates. However, the Company believes it will not be able to obtain significant funding from UPC in the foreseeable future. UPC has reviewed its funding requirements and possible lack of access to debt and equity capital in the near term and has modified its business and funding strategies.

    On February 1, 2002, May 1, 2002 and August 1, 2002 UPC failed to make required interest payments on its outstanding debt securities, which caused events of default to occur on certain of the debt securities and loan agreements of UPC and its affiliates, including Belmarken Holding B.V. ("Belmarken"). The events of default continue to exist on UPC's outstanding debt securities as of the date of filing of this Quarterly Report on Form 10-Q, although the holders of such obligations have not yet accelerated the payment obligations of UPC and its affiliates with respect to such securities. UPC, Belmarken and other UPC affiliates have obtained waivers of the default on the other loan agreements. These waiver expire on the earlier of (A) September 12, 2002 and (B) the occurrence of certain events, none of which has occurred as of August 14, 2002.

    UPC has entered into negotiations with UnitedGlobalCom, Inc. ("United"), UPC's parent, and certain holders of UPC's debt securities to restructure certain of the indebtedness of UPC and its affiliates.

    On July 24, 2002, United and a committee representing certain holders of UPC's debt securities announced an agreement in principle on the terms of debt restructuring. The agreed debt restructuring is subject to approval of UPC's supervisory board and other conditions. The Company cannot make any assurance that UPC will be able to reach agreement with either United or the note holders on mutually satisfactory definitive terms for the debt restructuring or when, or if, any definitive restructuring agreement will actually be consummated. In addition, even if a definitive restructuring agreement is entered into and consummated, there can be no assurance that it will enable UPC to provide financing to the Company in the future.

    Although the Company had anticipated being able to rely on UPC to meet its payment obligations, given UPC's liquidity concerns, the Company is not certain that it will receive the necessary (or any) financing from UPC. If the Company is unable to rely on UPC for financial support, it will have to meet its payment obligations with cash on hand or with funds obtained from public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, UPC and United.

    Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company.

    The Company has experienced net losses since its formation. As of December 31, 2001, there was substantial uncertainty whether UPC Polska's sources of capital, working capital and projected operating cash flow would be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next year. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. UPC Polska's ability to continue as a going concern is dependent on (i) the Company's ability to restructure the UPC Polska Notes and its loans payable to UPC and its affiliates and (ii) the Company's ability to generate the cash flows required to enable it to maintain the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. The report of the Company's former independent accountant, Arthur Andersen Sp. z o.o., on the Company's consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that the Company has suffered recurring losses and negative cash flows from operations and has a negative working capital and a shareholder's deficit that raises substantial doubt about the Company's ability to continue as a going concern.

    The management of the Company is currently evaluating various options of its debt restructuring aimed to recapitalize the operations of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

    The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is foreign exchange rate risk from fluctuations in the Polish zloty currency exchange rate. The Company revenues from subscribers are in Polish zloty, while its major costs components are denominated in foreign currencies. In particular, the Company's programming commitments are denominated in US dollars or Euros. Also the Company's loans payable to UPC and its affiliates as well as the UPC Polska Notes and PCI Notes are expressed in the U.S. dollars.

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

    International operations constitute 100% of the Company's consolidated operating loss for the three months ended June 30, 2002. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars and Euros. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the Polish zloty against the U.S. dollar or Euro that the Company is unable to offset through price adjustments will require it to use a large portion of its revenue to service its U.S. dollar or Euro denominated obligations and contractual commitments.

    The Company estimates that a further 10% change in foreign exchange rates would impact reported operating loss by approximately $1.4 million. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar and Euro would result in a $1.4 million increase in the reported operating loss. This was estimated using 10% of the Company's operating losses after adjusting for unusual impairment and other items, including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

    The Company does not generally hedge foreign currency translation risk. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, there is no assurance that it will be able to obtain hedging arrangements on commercially satisfactory terms. Therefore, shifts in currency exchange rates may have an adverse effect on the Company's financial results and on its ability to meet its U.S. dollar and Euro denominated debt obligations and contractual commitments.

    Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty, but since 1999 the inflation has slowed. Inflation rates were approximately 7.3% in 1999, approximately 10.1% in 2000 and approximately 5.5% in 2001. The rate of inflation for the six months period ended June 30, 2002 was approximately 1.1%. The exchange rate for the Polish zloty has stabilized and the rate of evaluation of the zloty has generally decreased since 1991. For the years ended December 31, 2000 and 2001, the Polish zloty has appreciated against the U.S. dollar by approximately 0.12% and 3.80%, respectively. For the period of the six months ended June 30, 2002, the Polish zloty has depreciated against the U.S. dollar by approximately 0.8%. Inflation and currency exchange fluctuations may have a material adverse effect on the business, financial condition and results of operations of the Company.

                                     AMOUNT OUTSTANDING
                                     AS OF JUNE 30, 2002                      EXPECTED FISCAL YEAR FOR REPAYMENT
                                   -----------------------   --------------------------------------------------------------------
                                                                                                                        2007 AND
                                   BOOK VALUE   FAIR VALUE     2002       2003       2004        2005        2006      THEREAFTER
                                   ----------   ----------   --------   --------   ---------   ---------   ---------   ----------
                                   UNAUDITED
                                                                           (IN THOUSANDS)
Notes payable to former PCBV
  minority shareholders..........   $ 10,000      $10,000    $10,000    $    --    $     --    $     --    $     --     $     --

UPC Polska Senior Discount Notes
  due 2009, net of discount......    200,662       27,066         --         --          --          --          --      200,662

UPC Polska Series C Senior
  Discount Notes due 2008, net of
  discount.......................     18,266        3,306         --         --          --          --          --       18,266

UPC Polska Senior Discount Notes
  due 2008, net of discount......    197,126       36,137         --         --          --          --          --      197,126

PCI Notes, net of discount.......     14,509       14,509         --     14,509          --          --          --           --

Bank Rozwoju Exportu S.A.
  Deutsche-Mark facility.........        229          229         --         --          --          --          --           --
                                    --------      -------    -------    -------    ---------   ---------   ---------    --------

  Total..........................   $440,792      $91,247    $10,000    $14,509    $     --    $     --    $     --     $416,054
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

HBO LAWSUIT

    Two of the Company's subsidiaries, Telewizja Kablowa Gosat-Service Sp. z o.o. and PTK S.A., and four unrelated Polish cable operators and HBO Polska Sp. z o.o. ("HBO Polska") were made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o.o., an indirect partially-owned subsidiary of Canal+. The lawsuit was filed in the Provincial Court in Warsaw, XX Economic Division (Sad Wojewodzki w Warszawie, Wydzial XX Gospodarczy) (the "Court"). The main defendant in the proceedings is HBO Polska which is accused of broadcasting HBO television programming in Poland without a license from the Polish National Radio and Television Council as required by the Polish Television Act and thereby undertaking an activity constituting an act of unfair competition. The plaintiff has asked the Court to order HBO Polska to cease broadcasting of its programming in Poland until it has received a broadcasting license from the Polish National Radio and Television Council, and that the defendant cable operators be ordered (i) to cease carrying the HBO Polska programming on their cable networks in Poland until HBO Polska has received a broadcasting license from the Polish National Radio and Television Council, (ii) not to use their current filters for the purpose of unscrambling the HBO Polska programming, and
(iii) in the future, to use effective encoding systems and systems of controlled access to the HBO Polska programming. The Company expects that the case will be formally dismissed shortly as a settlement was reached by the parties on July 31, 2002. In connection with this settlement PKT withdrew its claim on August 7, 2002. The Company will not incur any material costs as a result of this settlement.

HBO ARBITRATION

    The Company is involved in a dispute against HBO Communications (UK) Ltd., Polska Programming B.V. and HBO Poland Partners concerning its cable carriage agreement ("Cable Agreement") and its D-DTH carriage agreement ("D-DTH Agreement") for the HBO premium movie channel. With respect to the Cable Agreement, on April 25, 2002, the Company commenced an arbitration proceeding before the International Chamber of Commerce, claiming that HBO was in breach of the "most favored nations" clause thereunder ("MFN") by providing to other cable operators in the relevant Territory terms that are more favorable than those offered to the Company. Specifically, the Company contends that its "Service Fee" under the Cable Agreement should not include any minimum guarantees because such minimum guarantees are not required of other cable operators in the Territory.

    In its answer in the arbitration, HBO asserted counterclaims against the Company, alleging that the Company was liable for minimum guarantees under the Cable Agreement, and also that the Company was liable for an increase in minimum guarantees under the D-DTH Agreement, based on the fact that the Company merged its D-DTH business with Cyfra+ in December 2001. The Company responded to the counterclaims by (i) denying that it owes any sums for minimum guarantees under the Cable Agreement, in light of the MFN clause, and (ii) by denying that it owes any sums for an increase in minimum guarantees under the D-DTH Agreement, because it has not purchased an equity interest in HBO, a condition on which the Company contends the increase in minimum guarantees is predicated under the D-DTH Agreement. The Company intends to vigorously prosecute its claims and defend against HBO's counterclaims. Given that the actual number of future cable and D-DTH subscribers is unknown, the Company is unable to estimate the extent of any financial impact, if any, on the Company should HBO prevail on its cable and D-DTH counterclaims.

THE GROUPE JEAN-CLAUDE DARMON PROCEEDING AGAINST WIZJA TV SP. Z O.O.

    On January 27, 2000, the Groupe Jean-Claude Darmon ("Darmon"), a French company, commenced legal proceedings against Wizja TV Sp. z o.o., a former subsidiary of the Company, and SPN Widzew SSA Sportowa Spolka Akcyjna ("Lodz Football Club") in the Paris Commercial Court ("Tribundal de Commerce de Paris"). UFA Sport has also been joined into this action as a further defendant.

    Wizja TV Sp. z o.o. has been accused of infringing broadcast and advertising rights which Darmon purports to hold. Darmon has accused Wizja TV Sp. z o.o. of interrupting the broadcast signal of the UEFA Cup match on October 21, 1999 between Lodz Football Club and AS Monaco. Darmon seeks damages in the amount of Euros 1,985,000 (approximately $1,961,500) from Wizja Sp. z o.o. The case has been suspended indefinitely as UFA Sport, Sport+, the sport rights division of Canal+ and Darmon merged to become a new sport rights agency. Whilst Wizja TV Sp. z o.o. is no longer a subsidiary of the Company, the Company has provided a full indemnity of any cost Wizja TV Sp. z o.o. may suffer as a consequence of the action. The Company is unable to predict the outcome of this case.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Listing

    None.

(b) Reports on Form 8-K

    The Company filed the following Report on Form 8-K during the three months ended June 30, 2002:

    - Current Report on Form 8-K, filed on July 15, 2002, relating to the dismissal of Arthur Andersen Sp. z o.o, its independent auditor, and engagement of KPMG Polska Sp. z o.o. as its new auditor.

    - Current Report on Form 8-K/A, filed on August 6, 2002, relating to the dismissal of Arthur Andersen Sp. z o.o., its independent auditor, and engagement of KPMG Polska Sp. z o.o. as its new auditor.

    - Current Report on Form 8-K/A filed on April 19, 2002, relating to the consummation of the merger with the Canal+ Group.

                                   SIGNATURE

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

                                                       UPC POLSKA, INC.

                                                       By:  /s/ SIMON BOYD
                                                            -----------------------------------------
                                                            Simon Boyd
                                                            President And Chief Executive Officer

DATE: August 14, 2002

                                 CERTIFICATION

    The undersigned Chief Executive Officer and Chief Financial Officer of the Registrant hereby certify that this Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                                       By:  /s/ SIMON BOYD
                                                            -----------------------------------------
                                                            Simon Boyd
                                                            President And Chief Executive Officer

                                                       By:  /s/ JOANNA NIECKARZ
                                                            -----------------------------------------
                                                            Joanna Nieckarz
                                                            Chief Financial Officer

DATE: August 14, 2002