Form 10-Q
period 2002-09-30
UPC POLSKA INC
filed 2002-11-14
CIK 1041454

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 1934

FROM THE TRANSITION PERIOD FROM                              TO

COMMISSION FILE NUMBER 000-22877

UPC POLSKA, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation of Organization)	06-1487156 (I.R.S. Employer Identification No.)
4643 ULSTER STREET SUITE 1300 DENVER, COLORADO (Address of Principal Executive Offices)	80237 (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 770-4001

        Indicate by check (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        The number of shares outstanding of UPC Polska, Inc.'s common stock as of September 30, 2002, was:

Common Stock	1,000

UPC POLSKA, INC.
FORM 10-Q INDEX
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

PART I    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UPC POLSKA, INC.
CONSOLIDATED BALANCE SHEETS
(STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

	SEPTEMBER 30, 2002	DECEMBER 31, 2001
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents (note 3)	$107,119	$114,936
Restricted cash (note 2)	—	26,811
Trade accounts receivable, net of allowance for doubtful accounts of $3,470 in 2002 and $2,881 in 2001	6,673	7,360
VAT receivable	716	323
Prepayments	666	790
Due from the Company's affiliates	6,424	13,783
Other current assets	148	95

Total current assets	121,746	164,098

Property, plant and equipment:
Cable system assets	165,056	166,955
Construction in progress	789	783
Vehicles	1,654	1,697
Office, furniture and equipment	12,553	12,300
Other	9,213	16,063

	189,265	197,798
Less accumulated depreciation	(72,347)	(54,592)

Net property, plant and equipment	116,918	143,206
Inventories for construction	3,523	4,035
Intangible assets, net (note 4)	353,636	370,062
Investments in affiliated companies	5,440	24,530

	$479,517	$541,833

Total assets	$601,263	$705,931

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$31,413	$54,578
Due to UPC and its affiliates	3,077	109
Due to TKP (note 2)	—	26,811
Accrued interest	591	240
Deferred revenue	3,158	2,734
Notes payable and accrued interest to UPC and its affiliate (note 3)	452,520	444,479
Current portion of long term notes payable	6,113	17,407

Total current liabilities	496,872	546,358

Long-term liabilities:
Notes payable (note 3,11)	444,679	403,710

Total liabilities	941,551	950,068

Commitments and contingencies (note 10)
Stockholder's deficit:
Common stock, $.01 par value; 1,000 shares authorized, issued and outstanding as of September 30, 2002 and December 31, 2001	—	—
Paid-in capital	933,151	911,562
Accumulated other comprehensive loss	(29,816)	(13,233)
Accumulated deficit	(1,243,623)	(1,142,466)

Total stockholder's deficit	(340,288)	(244,137)

Total liabilities and stockholder's deficit	$601,263	$705,931

See accompanying notes to unaudited consolidated financial statements.

UPC POLSKA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(STATED IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
Revenues (note 7)	$18,824	$34,298	$59,461	$107,612
Operating expenses:
Direct operating expenses (note 7)	9,896	24,507	30,639	85,450
Selling, general and administrative expenses (note 7)	5,409	15,850	19,814	47,717
Depreciation and amortization (note 5)	7,117	31,168	21,670	96,334
Impairment of D-DTH equipment	—	10,262	—	19,491

Total operating expenses	22,422	81,787	72,123	248,992

Operating loss	(3,598)	(47,489)	(12,662)	(141,380)
Interest and investment income third party	897	282	2,408	833
Interest expense, third party	(14,872)	(13,028)	(43,198)	(37,452)
Interest expense, UPC and its affiliates (note 7)	(11,720)	(11,081)	(35,559)	(32,898)
Share in results of affiliated companies	—	(1,083)	(18,387)	(723)
Foreign exchange gain / (loss), net	343	(8,729)	7,407	(3,135)
Non-operating (expense) / income, net	(666)	(1,034)	(1,072)	(919)

Loss before income taxes	(29,616)	(82,162)	(101,063)	(215,674)
Income tax expense	(5)	(79)	(94)	(162)

Net loss applicable to holders of common stock (note 5)	$(29,621)	$(82,241)	$(101,157)	$(215,836)

See accompanying notes to unaudited consolidated financial statements.

UPC POLSKA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(STATED IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
Net loss	$(29,621)	$(82,241)	$(101,157)	$(215,836)
Other comprehensive loss
Translation adjustment	(10,725)	(43,882)	(16,583)	(16,148)

Comprehensive loss	$(40,346)	$(126,123)	$(117,740)	$(231,984)

See accompanying notes to unaudited consolidated financial statements.

UPC POLSKA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30, 2002	NINE MONTHS ENDED SEPTEMBER 30, 2001
Cash flows from operating activities:
Net loss	$(101,157)	$(215,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,670	96,334
Amortization of notes payable discount and issue costs	40,969	36,192
Share in results of affiliated companies	18,387	723
Impairment of D-DTH equipment	—	19,491
Unrealized foreign exchange (gains) / losses	3,645	3,219
Other	105	2,192
Changes in operating assets and liabilities:
Restricted cash	25,989	—
Accounts receivable	427	7,297
Other current assets	358	2,877
Programming and broadcast rights	—	(4,400)
Accounts payable	(27,079)	(16,014)
Due to TKP	(25,989)	—
Deferred revenue	531	(1,531)
Interest payable to UPC and its affiliates	35,559	32,898
Due to UPC and its affiliates	5,756	7,978
Due from UPC and its affiliates	11,269	(6,490)

Net cash used in operating activities	10,440	(35,070)

Cash flows from investing activities:
Construction and purchase of property, plant and equipment	(3,254)	(46,009)
Purchase of intangibles	(120)	(197)
Purchase of minority interest adjustment	659	(4,219)
Investment in affiliated company	—	(32)

Net cash used in investing activities	(2,715)	(50,457)

Cash flows from financing activities:
UPC capital increase	—	48,451
(Repayment) / proceeds of loans from UPC and its affiliates	(4,150)	38,448
Repayment of notes payable	(11,326)	(243)

Net cash (used in) / provided by financing activities	(15,476)	86,656

Net increase/(decrease) in cash and cash equivalents	(7,751)	1,129
Effect of exchange rates on cash and cash equivalents	(66)	(86)
Cash and cash equivalents at beginning of period	114,936	8,879

Cash and cash equivalents at end of period	$107,119	$9,922

Supplemental cash flow information:
Cash paid for interest	$1,779	$1,088

Cash paid for income taxes	$45	$256

See accompanying notes to unaudited consolidated financial statements.

UPC POLSKA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

1.    BASIS OF PRESENTATION; GENERAL

        The information furnished by UPC Polska, Inc. and its subsidiaries ("UPC Polska" or the "Company" previously @Entertainment, Inc.) has been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to these rules and regulations. The company maintains its books of accounts in Poland, the Netherlands and in the United States of America in accordance with local accounting standards in the respective countries. These financial statements include all adjustments to the Company's statutory books to present these statements in accordance with U.S. GAAP. The consolidated financial statements include the financial statements of UPC Polska, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited, but in the opinion of management, reflect all adjustments which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of September 30, 2002. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC (the "2001 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

        Management of the Company believes that significant opportunities exist for cable television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (i.e. data and telephones). As such, the Company's current focus is on its cable television market. The Company's business strategy is designed to increase its average revenue per subscriber and also, although to a lesser extent, to increase its subscriber base. The Company intends to achieve these goals by increasing penetration of new service products within existing upgraded homes; providing additional revenue-generating services to existing customers, including internet services; refining the channel line up to the interests of existing subscribers; improving the effectiveness of the Company's sales and marketing efforts; reducing churn (customer disconnects); and increasing rates aggressively on broadcast packages.

        The Company also intends to increase the effectiveness of its operations and reduce its expenses by enhancing internal controls; improving corporate decision-making processes; reorganizing the Company so as to simplify its legal and operational structure; and using local rather than expatriate employees in management, thereby reducing general and administrative costs.

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

        In connection with the requirements of the Definitive Agreements, the Company was required to fund 30.0 million Euros ($26.8 million as of December 31, 2001) to TKP. Pursuant to the terms of the Definitive Agreements, the Company was contractually obligated to maintain this amount for this specific purpose. Accordingly, on the Company's consolidated balance sheet as of December 31, 2001, this was reflected as Restricted Cash and as Due to TKP. On February 1, 2002, the Company and Canal+ completed all Polish legal formalities in connection with the transaction. On the same day, the Company funded TKP with 30.0 million Euros (approximately $26.0 million as of February 1, 2002) in the form of a shareholder loan and registered its 25% investment in TKP with the Commercial Court in Poland. The Company included the value of the shareholder loan in its valuation of the fair value of its 25% investment in TKP. The Company valued its 25% ownership interest at fair market value as of the acquisition date (December 7, 2001) at 30.0 million Euros (approximately $26.8 as of December 31, 2001). The Company accounts for this investment using the equity method. As a result of the recognition of the Company's share in TKP's losses for the nine months ended September 30, 2002, the book value of this investment was zero as of September 30, 2002.

        As of February 2002, the Company began distribution of Canal+ Multiplex, a Polish-language premium package of three movie, sport and general entertainment channels, across its network on terms as specified in the Contribution and Subscription Agreement. The Company and TKP are currently negotiating a definitive long-term channel carriage agreement for carriage of Canal+ Multiplex.

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

  •
  to permanently repay or prepay senior bank indebtedness or any unsubordinated indebtedness of the Company;

  •
  to invest in any one or more businesses engaged, used or useful in the Company's cable, D-DTH or programming businesses; or

  •
  to invest in properties or assets that replace the properties and assets sold.

        Additionally, the Company's agreements related to the notes payable to UPC and its affiliates contain limitations on the use of cash proceeds from the sale of assets. However, the Company has received a waiver from UPC and its affiliates to specifically exempt the net cash proceeds from these transactions from the limitations contained in the loan agreements with UPC and its affiliates. The Company is still evaluating how to use the remaining part of the net cash proceeds from the Canal+ merger (of approximately $75.7 million as of September 30, 2002). At the date of the filing of this Quarterly Report on Form 10-Q the Company has not made a final decision on how it will use such funds.

        During the nine months ended September 30, 2002, the Company used its net cash proceeds from the Twoj Styl assets sale ($7.0 million) to repay part of an unsubordinated promissory note in principal amount of $7.0 million owed to Reece Communications, Inc. ("RCI"), a former minority stockholder of a subsidiary of the Company, Poland Cablevision (Netherlands) B.V ("PCBV"). During the nine months ended September 30, 2002 the Company used the net cash proceeds from the Canal+ merger to repay part of an unsubordinated promissory note in principal amount of $4.0 million owed to RCI and for further development of the cable television and internet network of $3.2 million.

        The following unaudited pro forma information for the three and nine months ended September 30, 2002 and 2001 gives effect to the disposition of the D-DTH business as if it had occurred at the beginning of the respective periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results would actually have been if such transaction had in fact occurred on such date.

	THREE MONTHS ENDED SEPTEMBER 30, 2002		NINE MONTHS ENDED SEPTEMBER 30, 2002		THREE MONTHS ENDED SEPTEMBER 30, 2001		NINE MONTHS ENDED SEPTEMBER 30, 2001
	Historical	Pro forma	Historical	Pro forma	Historical	Pro forma	Historical	Pro forma
	(IN THOUSANDS) (UNAUDITED)
Revenues	$18,824	$18,824	$59,461	$59,461	$34,298	$22,950	$107,612	$59,363

Operating loss	(3,598)	(3,598)	(12,662)	(12,662)	(47,489)	(9,777)	(141,380)	(35,537)
Net Loss	$(29,621)	$(457,725)	$(101,157)	$(529,261)	$(82,241)	$(593,388)	$(215,836)	$(658,852)

3.    GOING CONCERN AND LIQUIDITY RISKS

        These unaudited consolidated financial statements have been prepared on a going concern basis. Due to the large capital investment required for the construction or acquisition of the cable networks, acquisition of programming rights and the administrative costs associated with commencing operations, the Company has incurred substantial operating losses since inception.

        During 2001, the Company reviewed its long term plan for all segments of its operations and identified businesses which were profitable on an operating profit basis and businesses which required extensive additional financing to become profitable. The Company has also assessed its ability to obtain additional financing on terms acceptable to it. These reviews resulted in a determination that as of that point, the Company's only profitable business on an operating profit basis was cable television and it could not provide further financing to its D-DTH and programming businesses. As a result, the Company changed its business strategy towards its operating segments. The Company decided to dispose of its D-DTH and programming businesses and revised its business strategy for cable television from aggressive growth to a focus on achievement of positive cash flow. The Company has positive

EBITDA (EBITDA is an acronym for earnings before interest, taxes, depreciation and amortization and, as used by the Company, is defined in Note 12) and positive cash flow from operations in 2002.

        As of September 30, 2002, the Company had negative working capital of $375.1 million and a stockholder's deficit of $340.3 million. The Company experienced operating losses of $3.6 million and $12.7 million for the three and nine months ended September 30, 2002 as compared to $47.5 million and $141.4 million for the three and nine month periods ended September 30, 2001, respectively. It also has significant commitments under operating leases and programming rights, as well as repayment obligations related its short and long term debt.

        As of September 30, 2002, the Company had approximately $6.0 million in outstanding notes payable to RCI, a former minority stockholder of PCBV. The note bears interest of 7% per annum and matures in August 2003. UPC is the guarantor of the note. Since an event of default has occurred under UPC's indentures, which was not cured or waived within the applicable grace period, a cross-default has occurred under the RCI note. As a result, RCI has the right to receive interest at the default rate of 12% per annum and to accelerate the repayment of the note. Accordingly, the entire outstanding balance of the note is recognized as a short-term liability.

        On November 1, 2003, the Company will be required to fulfill its repayment obligation of approximately $14.5 million in principal amount under the 9 7/8% Senior Notes due 2003 (the "PCI Notes") of UPC Polska's subsidiary, Poland Communications, Inc. ("PCI"). At December 31, 2002 the PCI Notes will be classified as a short-term liability. The Company will also be required to commence cash interest payments under the UPC Polska Notes aggregating approximately $50.8 million per annum in 2004 and approximately $69.2 million per annum in 2005 and thereafter. At September 30, 2002, the unpaid interest owing to UPC and its affiliate aggregated to $35.6 million. In prior years UPC and its affiliate have permitted the Company to defer the payment of interest due. As of the date of filing of this Quarterly Report on Form 10-Q, UPC and its affiliate have agreed to permit such deferral until March 31, 2003. The Company, however, has no assurances that UPC and its affiliate will permit such deferral going forward.

        Over the long term, the Company must meet substantive repayment obligations on its indebtedness, including approximately $430.2 million under the UPC Polska Notes, $14.5 million under the PCI Notes and $452.5 million due to UPC and its affiliates and related interest.

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

        On February 1, 2002, May 1, 2002, August 1, 2002 and November 1, 2002 UPC failed to make required interest payments on its outstanding debt securities, which caused potential cross defaults on certain other debt securities and loan agreements of UPC and its affiliates, including Belmarken Holding B.V. ("Belmarken"). The events of default continue to exist on UPC's outstanding debt securities as of the date of filing of this Quarterly Report on Form 10-Q, although the holders of such obligations have not yet accelerated the payment obligations of UPC with respect to such securities. UPC and its affiliates have obtained waivers to the potential cross defaults on their other debt securities and loan agreements, which are subject to certain conditions.

        On September 30, 2002, UPC announced that it had entered into a restructuring agreement with its parent company, UnitedGlobalCom, Inc. ("United"), certain affiliates of United and certain holders of UPC's outstanding debt securities. The restructuring agreement contains:

  •
  a plan for the restructuring of UPC's debt and equity capital and the filing by UPC of a voluntary case under Chapter 11 of the United States Bankruptcy Code and a voluntary provisional moratorium petition and plan of compulsory composition (Akkoord) under the Dutch Bankruptcy Code, and

  •
  an agreement by the security holders to forbear from exercising rights and remedies relating to the defaults while the restructuring agreement remains in effect.

        The restructuring agreement may be terminated for a variety of reasons, including UPC's failure to make bankruptcy filings by December 31, 2002 or the lapse of a period of nine months from the date the bankruptcy filings are made. To the Company's knowledge none of the termination events has occurred as of the date of the filing of this Quarterly Report on Form 10-Q.

        On September 30, 2002, UPC also announced that it had received an extended waiver to its principal loan agreement. The extended waiver expires on the earlier of (A) March 31, 2003 or (B) the occurrence of certain events, none of which, to the knowledge of the Company, has occurred as of the date of the filing of this Quarterly Report on Form 10-Q.

        Consummation of the restructuring contemplated by the UPC's restructuring agreement is subject to various conditions. The Company cannot make any assurance that these conditions will be satisfied or that the restructuring will be consummated. In addition, even if the restructuring agreement is consummated, there can be no assurance that UPC will be able to provide financing to the Company in the future.

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

        The Company has approximately $107.1 million of unrestricted cash as of September 30, 2002. However, as a result of the limitations imposed on it by the indentures governing the UPC Polska Notes and the notes payable to UPC and its affiliates, the Company is limited in its utilization of approximately $75.7 million as of September 30, 2002 of this unrestricted cash, which represents the remaining net cash proceeds of the Canal+ merger and funds utilized to date in accordance with the indentures. As a result of these limitations and the potential inability of UPC to provide necessary funding, if required, the Company has limited sources of funding available to it outside of its operating cash flows. The Company's loan agreements with UPC contain various covenants, including a provision which provides UPC with the ability to declare the loans immediately due and payable if in its opinion, a material adverse change has occurred in the business, operations, prospects or condition (financial or otherwise) of the Company or any of its subsidiaries or, if in the opinion of UPC, any event or circumstance has occurred that could have a material adverse effect on the Company's ability to fulfill its obligations under the loan agreement in question.

        The Company's loan agreements with UPC and Belmarken contain various covenants and events of default which, among other things, permit UPC and Belmarken to accelerate the loans if a continuing default exists under certain notes issued by Belmarken and UPC (the "Belmarken Notes"), a default exists under indebtedness of the Company or its subsidiaries which would permit or cause such indebtedness to be accelerated or if, in the opinion of UPC, certain material adverse events or conditions relative to the Company have occurred. Although potential cross defaults exist under the Company's loans owing to UPC and Belmarken as a result of the potential defaults under the Belmarken Notes and the default under the RCI note, these potential defaults have been waived by the relevant holders. These waivers are effective (i) until December 31, 2002 in the case of the RCI note and (ii) until the earlier of (A) March 31, 2003 or (B) the occurrence of certain events, none of which, to the knowledge of the Company, has occurred as of the date of the filing of this Quarterly Report on Form 10-Q, in the case of the Belmarken Notes. Accordingly, the Company's loans payable to UPC and Belmarken are classified as short-term liabilities.

        In the event UPC or its affiliate ceases to allow deferral of interest payments or accelerates payment owed to them by the Company under their loans, the Company would have limited funds or available borrowings to repay these loans. If the Company were to default on its loan payments to UPC or its affiliates, the acceleration clauses in the indentures governing the UPC Polska Notes may be triggered requiring those notes to be paid off as well, and the Company would likely not have sufficient funds or available borrowings to repay those notes. Additionally, under the UPC Polska Notes there are various Events of Default, including the acceleration of the payment of other debt of the Company in excess of $15.0 million. In the event UPC Polska Notes were accelerated as a result of such a cross acceleration or another event of default, the Company would have limited funds or available borrowings to repay these notes. In any such circumstances the Company's available cash on hand would be insufficient to satisfy all of its obligations, and the Company cannot be certain that it would be able to obtain the borrowings needed to repay such amounts at all, or on terms that will be favorable to the Company.

        Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company.

        The Company has experienced net losses since its formation. As of December 31, 2001, there was substantial uncertainty whether UPC Polska's sources of capital, working capital and projected operating cash flow would be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next year. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. UPC Polska's ability to continue as a going concern is dependent on (i) the Company's ability to restructure the UPC Polska Notes and its loans payable to UPC and its affiliate and (ii) the Company's ability to generate the cash flows required to enable it to recover the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. The report of the Company's former independent accountant, Arthur Andersen Sp. z o.o., on the Company's consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that the Company has suffered recurring losses and negative cash flows from operations and has a negative working capital and shareholder's deficit that raises substantial doubt about the Company's ability to continue as a going concern. The Company's management is currently evaluating various debt restructuring options aimed at recapitalizing the Company.

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

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

        On June 2, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with UPC, providing for UPC to acquire (the "Acquisition") all of the Company's outstanding shares in an all cash transaction valuing the Company's shares of common stock at $19.00 per share. In addition, UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of UPC Polska and acquired all of the outstanding warrants and stock options.

        As a result of the Acquisition, UPC revalued all of its previously existing goodwill, including amounts related to non-compete agreements that related to transactions completed prior to Acquisition, and pushed down the goodwill of approximately of $979.3 million to the Company, establishing a new basis of accounting as of the acquisition date. The goodwill was allocated between UPC Polska's business segments based on the investment model used for acquisition. During the year ended December 31, 2000 this figure increased by $12.3 million due to the results of an arbitration settlement between the Company and TKP. During the years ended December 31, 2000 and 2001, the goodwill was also increased by $23.4 million as a result of a purchase by a subsidiary of the Company of outstanding stock in PCBV from RCI, a former PCBV minority shareholder.

        In connection with the Canal+ merger discussed in Note 2, the Company included in its loss on disposition the write-off of $252.9 million of intangible assets related to the D-DTH business and $217.6 million related to the programming segment.

        As discussed in Note 6, as of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. The Company has completed the first step of the goodwill impairment test required by SFAS 142 and determined that an indication of potential goodwill impairment exists. The Company is currently carrying out the second step of the test to quantify the amount of the impairment. It is possible that a substantial cumulative effect adjustment may be required as a result of this process. As of September 30, 2002 net goodwill of approximately $350.6 million is included in the accompanying consolidated balance sheet. The consolidated statements of operations for the three and nine months ended September 30, 2002 do not include any goodwill amortization expense. For the three and nine months ended September 30, 2001, the consolidated statement of operations included such amortization expense of approximately $15.5 million and $47.6 million, respectively.

5.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of cash and other short-term investments with original maturities of three months or less. See Note 2 and 3 for the discussion related to the limitations on the use of $75.7 million of the cash and cash equivalents.

USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. The Company's actual results could differ from those estimates, which include, but are not limited to: allowance for doubtful accounts, impairment charges of long-lived assets, valuation of investment in affiliates and revenue recognition.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to accounts receivable. Upon disconnection of the subscriber, all unpaid accounts receivable from the subscriber are fully reserved. The allowance is maintained until receipt of payment or until the account is deemed uncollectable for a maximum of three years.

REVENUE RECOGNITION

        Revenue related to the provision of cable television and internet services to customers are recognized in the period in which the related services are provided in accordance with SFAS No. 51, "Financial Reporting by Cable Television Companies" ("SFAS 51"). D-DTH revenues were recognized in accordance with SAB 101 "Revenue Recognition in Financial Statements".

        Initial installation fees related to cable television and internet services are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. However, due to regular promotional prices set up for installation fees, the Company's direct selling costs exceed the associated gross installation revenue, and accordingly, the Company did not report any deferred revenue on installations as of September 30, 2002 and December 31, 2001.

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

        Income tax for other foreign companies is calculated in accordance with tax regulations in effect in the respective countries. Due to differences between accounting practices under Polish and other foreign tax regulations and those required by U.S. GAAP, certain income and expense items are recognized in different periods for financial reporting purposes and income tax reporting purposes that may result in deferred income tax assets and liabilities.

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

        When material, the Company capitalizes interest costs incurred during the period of construction in accordance with SFAS No. 34, ?Capitalization of Interest Cost". Interest is not capitalized for short-term construction projects. During the nine months s ended September 30, 2002 and 2001, no interest costs were capitalized.

        Depreciation is computed for financial reporting purposes using the straight-line method over the following estimated useful lives:

Cable system assets	10 years
Set-top boxes	5 years
Vehicles	5 years
Other property, plant and equipment	5 - 10 years

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

        Effective as of the date of the Acquisition, August 6, 1999, the Company revalued all its previously existing goodwill, including amounts related to non-compete agreements that related to transactions completed prior to the Acquisition. The goodwill that was pushed down to the Company was amortized on a straight-line basis over the expected periods to be benefited, which is fifteen years.

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

        The Company is working with an external party to compare the fair value of the Company's reporting units with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss. The Company has completed the first step of the goodwill impairment required by SFAS 142 and determined that an indication of potential goodwill impairment exists. The Company is currently carrying out the second step of the test to quantify the amount of the impairment. It is possible that a substantial cumulative effect adjustment may be required as a result of this process. As of September 30, 2002, net goodwill of approximately $350.6 million is included in the accompanying consolidated balance sheets. The consolidated statement of operations for the three and nine months ended September 30, 2002 does not include any goodwill amortization expense. For the three and nine months ended September 30, 2001, the consolidated statement of operations included such amortization expense of approximately $15.5 million and $47.6 million, respectively.

        The following table presents the pro forma effect on net loss from the reduction of amortization expense as a result of SFAS 142:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30
	2002	2001	2002	2001
	(IN THOUSANDS, UNAUDITED)
Net loss as reported	$(29,621)	$(82,241)	$(101,157)	$(215,836)
Add Back:
Goodwill amortization	—	15,545	—	47,641

Adjusted net loss	(29,621)	(66,696)	(101,157)	(168,195)

Comprehensive loss	$(59,242)	$(133,392)	$(202,314)	$(336,390)

        Through its subsidiaries, the Company has entered into lease agreements with the Polish national telephone company (?TPSA"), for the use of underground telephone conduits for cable wiring. Costs related to obtaining conduit and franchise agreements with housing cooperatives and governmental authorities are capitalized generally over a period of ten years. In the event the Company does not proceed to develop cable systems within designated cities, costs previously capitalized will be charged to expense.

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141,"Business Combinations", ("SFAS 141"), which was required to be adopted July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company has applied SFAS 141 to its only applicable transactions, the purchase of minority interests in TKP and PCBV on December 7, 2001 and August 28, 2001, respectively.

INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

        For those investments in companies in which the Company's ownership interest is 20% to 50%, the Company exerts significant influence through board representation and management authority, or in which majority control is deemed to be temporary, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliates, limited to the extent of the Company's investment in and advances to the affiliates, including any debt guarantees or other contractual funding commitments.

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

        The Company has valued its investments as of September 30, 2002 at $5.4 million in relation to its investment in TKP and Fox Kids Poland ("FKP"). The investment in TKP has a carrying value of zero at September 30, 2002 as a result of TKP losses. In addition, the Company will review the carrying value of its investment in FKP in the last quarter of 2002 when audited financial statements of FKP are received.

STOCK-BASED COMPENSATION

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, the Company accounts for employee stock options and other stock-based awards using the intrinsic value method as outlined under APB Opinion No. 25, "Accounting for Stock Issued to Employees", with pro forma disclosure of net loss and loss per share as if the fair value method for expense recognition under SFAS 123 had been applied.

FOREIGN CURRENCIES

        Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are translated at the rates of exchange at the balance sheet date. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

        The financial statements of foreign subsidiaries are translated into U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) average exchange rates during the period for results of operations. Adjustments resulting from the translation of financial statements are reflected in accumulated other comprehensive income/(loss) as a separate component of stockholder's equity. The Company considers all of its intercompany loans to its Polish subsidiaries to be of a long-term investment nature. As a result, any foreign exchange gains or losses resulting from the intercompany loans are reported in accumulated other comprehensive loss as a separate component of stockholder's equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value Of Financial Instruments" requires the Company to make disclosures of fair value information of all financial instruments, whether or not recognized on the consolidated balance sheets, for which it is practicable to estimate fair value.

        The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and notes payable. At September 30, 2002 and December 31, 2001, the carrying value of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

        At September 30, 2002 and December 31, 2001, the fair value of the Company's notes payable balance approximated $38,443,000 and $96,072,000, respectively, based on the last trading price of the notes as of these dates. It was not practical to estimate the fair value of amounts due to affiliates and due from affiliates due to the nature of these instruments, the circumstances surrounding their issuance, and the absence of quoted market prices for similar financial instruments.

        At the date of the Acquisition, the Company's and PCI Notes were restated to their fair market value at that date. The resulting $61.9 million increase was recorded in the pushed-down purchase accounting entries.

IMPAIRMENT OF LONG-LIVED ASSETS

        The Company assesses the recoverability of long-lived assets (mainly property, plant and equipment, intangibles, and certain other assets) by determining whether the carrying value of the asset can be recovered over the remaining life of the asset through projected undiscounted future operating cash flows expected to be generated by such asset. If impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. Additionally if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it experiences unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove to be insufficient, the Company may need to impair certain of its long-lived assets. The Company is currently evaluating the potential impact the adoption of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") will have on the Company's financial position and results of operations. As discussed in Note 6, as of the date of filing this Form 10-Q, the Company has not completed its evaluation of the impact of adopting SFAS 144. However, management is aware that the adoption could result in material adjustments to its long-lived assets and its statement of operations during 2002.

ADVERTISING COSTS

        All advertising costs of the Company are expensed as incurred. The Company incurred advertising costs of approximately $151,000 and $1,160,000 for the three and the nine months ended September 30, 2002 (including $36,000 and $179,000 in respect of internet operations, respectively) and $1,122,000 and $4,393,000 for the three and the nine months ended September 30, 2001.

6.    NEW ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), which the Company adopted effective July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company has applied SFAS 141 to its only applicable transactions, the purchase of minority interests in TKP and PCBV on December 7, 2001 and August 28, 2001, respectively.

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

        The Company is working with an external party to compare the fair value of the Company's reporting units with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss. The Company has completed the first step of the goodwill impairment test required by SFAS 142 and determined that an indication of potential goodwill impairment exists. The Company is currently carrying out the second step of the test to quantify the amount of the impairment. It is possible that a substantial cumulative effect adjustment may be required as a result of this process. As of September 30, 2002, net goodwill of approximately $350.6 million is included in the accompanying consolidated balance sheets. The consolidated statement of operations for the three and nine months ended September 30, 2002 does not include any goodwill amortization expense. For the three and nine months ended September 30, 2001, the consolidated statement of operations included such amortization expense of approximately $15.5 million and $47.6 million, respectively.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations", ("SFAS 143"). This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of SFAS 143 will have a material impact on its financial position or results of operations.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assts ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes accounting and reporting standards for impairment or disposal of long-lived assets and discontinued operations. The Company is currently evaluating the potential impact the adoption of SFAS 144 will have on its financial position and results of operations. The Company expects it will have its SFAS 144 evaluation completed during the fourth quarter of 2002. At this point, management believes that the adoption of SFAS 144 could result in material adjustments to its long-lived assets and its statement of operations during 2002.

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

CALL CENTER AND IT REVENUE

        During 2002 the Company provided certain call center services to Telewizyjna Korporacja Partycypacyjna S.A. ("TKP") in connection with Canal + merger transaction. The total revenue from these services amounted to zero and $1,856,000 for the three and the nine months ended September 30, 2002, respectively.

        Additionally, during the nine month period ended September 30, 2002, the Company has provided to TKP certain IT services for D-DTH subscriber data migration to TKP's DTH platform. The total revenue from these services amounted to $26,000 and $247,000 for the three and the nine months ended September 30, 2002, respectively.

        These revenues were generated primarily in first half of 2002 and the Company does not expect that any additional services will be provided to TKP to generate such revenue for the remainder of 2002.

OTHER REVENUE

        Commencing April 2002, the Company has provided certain IT services relating to a subscribers management system to other Central European affiliates of UPC. The total revenue from these services amounted to $129,000 and $410,000 for the three and the nine months ended September 30, 2002, respectively. This revenue is earned on a "cost plus" basis and the Company expects to continue providing these services.

DIRECT OPERATING EXPENSES CHARGED BY AFFILIATES

        Certain of the Company's affiliates have provided programming to the Company. The Company incurred programming fees from these affiliates of $896,000 and $2,367,000 for the three and the nine months ended September 30, 2002, respectively, as compared to $1,944,000 and $4,907,000 for the three and the nine months ended September 30, 2001, respectively.

        The Company was also provided with Canal+ Multiplex programming by TKP. The total cost related to this service amounted to $170,000 and $338,000 for the three and the nine months ended September 30, 2002. There were no such costs in the three and the nine months ended September 30, 2001.

        The Company has incurred direct costs related to internet services from its affiliates amounting to $413,000 and $1,113,000 for the three and the nine months ended September 30, 2002, respectively, as compared to $298,000 and $1,315,000 for the three and the nine months ended September 30, 2001, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        UPC provides the Company with services such as legal services, negotiation of contracts with programmers, financial reporting assistance, investor relations, corporate communications, information technology, equipment procurement and facilities. UPC allocates to the Company the Company's proportionate share of such costs for these services based on the Company's revenues. Taking into account the relative size of its operating companies and their estimated use of UPC resources, the allocation may be adjusted in the future. During the three and the nine months ended September 30, 2002 UPC charged the Company with $1,521,000 and $4,263,000, respectively, as compared to $2,596,000 and $7,787,000 for the three and the nine months ended September 30, 2001, respectively, for those services. The above charges are reflected as a component of selling, general and administration expenses in the consolidated statements of operations.

INTEREST EXPENSE

        During the three and the nine months ended September 30, 2002, the Company incurred interest expense in relation to the loans payable to UPC and its affiliates of $11,720,000 and $35,559,000 as compared to $11,081,000 and $32,898,000 for the three and the nine months ended September 30, 2001, respectively.

NOTES PAYABLE TO UPC AND ITS AFFILATES

        The Company was indebted to UPC and its affiliate in the following amounts.

	AS OF SEPTERMBER 30, 2002	AS OF DECEMBER 31, 2001	INTEREST RATE %	REPAYMENT TERMS	LENDER
	(UNAUDITED IN THOUSANDS)
Master Loan	$236,068	$240,358	11%	by July 30, 2009	UPC
Subordinated Master Loan	201,888	186,541	11%	by July 30, 2009	UPC
Qualified Loan	14,564	17,580	11%	by May 25, 2007	Belmarken Holding B.V

Total	$452,520	$444,479

8.    RECLASSIFICATIONS

        Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statements to conform to the unaudited consolidated financial statement presentation for the three and the nine months ended September 30, 2002.

9.    PER SHARE INFORMATION

        Basic loss per share has not been computed since a single shareholder, UPC, holds 100% of the outstanding shares.

10.  COMMITMENTS AND CONTINGENCIES

BUILDING LEASES

        The Company leases several offices and warehouses within Poland under cancelable operating leases. The future minimum lease payments as of September 30, 2002 are $622,000 in 2002, $1,428,000 in 2003, $1,304,000 in 2004, $1,297,000 in 2005 and $516,000 in 2006.

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

        Minimum future lease commitments for the aforementioned conduit leases relate to 2002 and 2003 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $1,097,000 as of September 30, 2002.

PROGRAMMING COMMITMENTS

        The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms, which range from one to twenty years and require that the license fees be paid either at a fixed amount (guaranteed minimum) payable at the time of execution or based upon an actual number of subscribers connected to the system each month. As of September 30, 2002, the Company had an aggregate minimum commitment in relation to fixed obligations resulting from these agreements of approximately $62,457,000 over the next sixteen years, approximating $1,204,000 in 2002, $4,791,000 in 2003, $4,974,000 in 2004, $3,063,000 in 2005, zero in 2006 and $48,425,000 in aggregate for all years after 2006. In addition the Company has a variable obligation in relation to these agreements, which is based on the actual number of subscribers in the month for which the fee is due.

        In connection with the Canal+ merger, TKP assumed the programming rights and obligations directly related to the Company's D-DTH business and assumed the Company's guarantees relating to the Company's D-DTH business. Pursuant to the Definitive Agreements for the Canal+ merger, the Company remains contingently liable for the performance under those assigned contracts. As of September 30, 2002, management estimates its potential exposure under these assigned contracts to be approximately $50.7 million.

REGULATORY FRAMEWORK

        The Company is in possession of all valid telecommunication permits, a considerable number of which were issued in 2001 for a 10 year period. If there is a necessity of renewal, the Company applies to the President of the Office for Telecommunications and Post Regulation ("URTiP"). Historically, the Company has not experienced difficulties in obtaining such renewals and believes it will continue to receive such renewals in the normal course of business.

        The Polish Parliament voted on October 28, 2002 to remove the statutory license from the copyright law effective January 1, 2003, subject to formal signature by the President of Poland. The full effect of this potential change is unclear however it may result in an obligation for cable operators to have all agreements with broadcaster and copyright associations in place by January 1, 2003. Its effects on the copyright fees paid by cable operators is also uncertain as a new copyright law, currently under review, is due to be passed in 2003.

        The statutory license has been used so far by all cable operators in Poland to retransmit domestic and foreign free-to-air (FTA) channels without formal agreements with the broadcasters, primarily Polish channels (TVP, Polsat, TVN) and a number of foreign FTAs (e.g. German channels).

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

HBO ARBITRATION

        The Company is involved in a dispute with HBO Communications (UK) Ltd., Polska Programming B.V. and HBO Poland Partners concerning its cable carriage agreement ("Cable Agreement") and its D-DTH carriage agreement ("D-DTH Agreement") for the HBO premium movie channel. With respect to the Cable Agreement, on April 25, 2002, the Company commenced an arbitration proceeding before the International Chamber of Commerce, claiming that HBO was in breach of the "most favored nations" clause thereunder ("MFN") by providing programming to other cable operators in the relevant Territory on terms that are more favorable than those offered to the Company. Specifically, the Company contends that its "Service Fee" under the Cable Agreement should not include any minimum guarantees because such minimum guarantees are not required of other cable operators in the Territory.

        In its answer in the arbitration, HBO asserted counterclaims against the Company, alleging that the Company was liable for minimum guarantees under the Cable Agreement, and also that the Company was liable for an increase in minimum guarantees under the D-DTH Agreement, based on the fact that UPC Polska merged its D-DTH business with Cyfra+ in December 2001. The Company responded to the counterclaims by (i) denying that it owes any sums for minimum guarantees under the Cable Agreement, in light of the MFN clause, and (ii) by denying that it owes any sums for an increase in minimum guarantees under the D-DTH Agreement, because it has not purchased an equity interest in HBO, a condition on which UPC contends the increase in minimum guarantees is predicated under the D-DTH Agreement. The Company intends to vigorously prosecute its claims and defend against HBO's counterclaims. Given that the actual number of future D-DTH subscribers is unknown, the Company is unable to estimate the extent of any financial impact, if any, on the Company, should HBO prevail on its D-DTH counterclaim.

THE GROUPE JEAN-CLAUDE DARMON PROCEEDING AGAINST WIZJA TV SP. Z O.O.

        On January 27, 2000, the Groupe Jean-Claude Darmon ("Darmon"), a French company, commenced legal proceedings against Wizja TV Sp. z o.o., a former subsidiary of the Company, and SPN Widzew SSA Sportowa Spolka Akcyjna ("Lodz Football Club") in the Paris Commercial Court ("Tribunal de Commerce de Paris"). UFA Sport has also been joined into this action as a further defendant.

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

11.  LONG-TERM DEBT

	AS OF SEPTEMBER 30, 2002	AS OF DECEMBER 31, 2001
	(UNAUDITED IN THOUSANDS)
UPC Polska Senior Discount Notes due 2009	$203,727	$184,559
UPC Polska Series C Senior Discount Notes due 2008	19,075	16,749
UPC Polska Senior Discount Notes due 2008	207,368	187,893
PCI Notes	14,509	14,509

Total	$444,679	$403,710

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

        EBITDA is not a U.S. GAAP measure of profit and loss or cash flow from operations and should not be considered as an alternative to net income, cash flows or any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of EBITDA may not be comparable to statistics with the same or a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.

SELECTED SEGMENT DATA
(UNAUDITED IN THOUSANDS OF U. S. DOLLARS)

	Cable	D-DTH	Programming	Corporate	Total
Three months ended September 30, 2002
Revenues from external customers	$18,824	$—	$—	$—	$18,824
Intersegment revenues	—	—	—	—	—
Operating loss	(3,598)	—	—	—	(3,598)
EBITDA	3,519	—	—	—	3,519
Segment total assets	601,263	—	—	—	601,263
Three months ended September 30, 2001
Revenues from external customers	$18,600	$13,854	$1,844	$—	$34,298
Intersegment revenues	—	—	14,504	—	14,504
Operating loss	(12,628)	(23,652)	(7,955)	(3,254)	(47,489)
EBITDA	(70)	(538)	(2,197)	(3,254)	(6,059)
Segment total assets	498,101	346,372	285,182	10,574	1,140,229
Nine months ended September 30, 2002
Revenues from external customers	$59,461	$—	$—	$—	$59,461
Intersegment revenues		—	—	—	—
Operating loss	(12,662)	—	—	—	(12,662)
EBITDA	9,008	—	—	—	9,008
Segment total assets	601,263	—	—	—	601,263
Nine months ended September 30, 2001
Revenues from external customers	$57,514	$45,328	$4,770	$—	$107,612
Intersegment revenues	—	—	46,640	—	46,640
Operating loss	(37,873)	(64,962)	(29,209)	(9,336)	(141,380)
EBITDA	2,049	(6,531)	(11,737)	(9,336)	(25,555)
Segment total assets	498,101	346,372	285,182	10,574	1,140,229

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

  •
  economic conditions in Poland generally, as well as in the pay television business in Poland, including decreasing levels of disposable income per household and increasing rates of unemployment;

  •
  changes in laws and regulations affecting the Company, especially those related to taxation;

  •
  risks associated with new copyrights law (which is expected to be enacted in the near term)

  •
  changes in the television viewing preferences and habits of the Company's subscribers;

  •
  programming alternatives offered by the Company's competitors, especially the availability of free programming;

  •
  the Company's inability to comply with government regulations;

  •
  the continued strength of the Company's competitors;

  •
  future financial performance of the Company and United Pan-Europe Communications N.V. ("UPC"), including availability, terms and deployment of capital and ability to restructure its outstanding indebtedness;

  •
  the overall market acceptance of the Company's products and services, including acceptance of the pricing of those products and services;

  •
  the Company's ability to obtain debt or equity financing or to restructure its outstanding indebtedness; and

  •
  the failure of Telewizyjna Korporacja Partycypacyjna S.A. ("TKP") to satisfy contractual obligations owed to or on behalf of the Company arising out of the Company's transaction with Group Canal+ S.A. ("Canal+ merger") and the Company's limited ability to liquidate its investment in TKP.

        The report of the Company's independent accountants, Arthur Andersen Sp. z o.o., on the Company's consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that the Company has suffered recurring losses and negative cash flow from operations and has negative working capital and shareholder's deficit that raise substantial doubt about its ability to continue as a going concern. The Company's management's plans in regard to these matters are described in Note 3 to the consolidated financial statements contained in this Quarterly Report on Form 10-Q. The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern. Investors in the Company should review carefully the report of Arthur Andersen Sp. z o. o. There can be no assurance the Company will be able to continue as a going concern.

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

        The Company operates one of the largest cable television systems in Poland with approximately 1,865,800 homes passed and approximately 986,400 total subscribers. The Company's overall revenue has decreased $15.5 million or 45.2% from $34.3 million for the three months ended September 30, 2001 to $18.8 million for the three months ended September 30, 2002 and $48.1 million or 44.7% from $107.6 million for the nine months ended September 30, 2001 to $59.5 million for the nine months ended September 30, 2002, primarily as a result of the disposition of its D-DTH and programming businesses. During the same periods, the revenues relating to the Company's cable operations have remained at a similar level of $18.6 million for the three months ended September 30, 2001 and 2002 but increased $1.2 million or 2.1% from $57.5 million for the nine months ended September 30, 2001 to $58.7 million for the nine months ended September 30, 2002.

        The Company's business strategy is designed to increase its average revenue per subscriber, and also, although to a lesser extent, to increase its subscriber base.

        The Company intends to achieve these goals by:

  •
  increasing penetration of new service products within existing upgraded homes;
  •
  providing additional revenue-generating services to existing customers, including internet services;
  •
  refining the channel line up available on its cable network;

  •
  improving the effectiveness of the Company's sales and marketing efforts;
  •
  reducing churn (customer disconnects); and
  •
  increasing rates aggressively on the Company's broadcast package.

        The Company also intends to increase the effectiveness of its operations and reduce its expenses by:

  •
  enhancing internal controls;
  •
  improving debt collection activities;
  •
  improving corporate decision-making processes;
  •
  reorganizing the Company so as to simplify its legal and operational structure; and
  •
  using more local rather than expatriate employees in management, thereby reducing general and administrative costs.

        The Company's revenues are, and will continue to be, derived primarily from monthly subscription fees for cable television services. The Company charges its subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At September 30, 2002, approximately 62.2% of the Company's subscribers received its basic package. The individual subscriber receiving basic package is charged, in average, a monthly subscription fee of $9.90 (including 22% VAT). For the nine months ended September 30, 2002, approximately 94.5% of the Company's revenue was derived from monthly subscription fees. For the nine months ended September 30, 2001, 97.7% of the Company's revenue in its cable segment was derived from monthly subscription fees.

        The Company also provides internet services to its customers. Although the Company does not currently invest in development of this service, it intends to expand its internet service offering in the future. Revenue of $1.0 million and $2.8 million for the three and the nine months ended September 30, 2002 as compared to $0.4 million and $0.9 million for the corresponding periods in 2001 was attributable to the Company's internet services. Individual and home office Internet subscribers are charged a standard monthly subscription fee of $43.20 and $53.50, respectively, for internet and cable TV services combined (rates as of September 30, 2002, including 7% VAT on internet service part). The standard installation fee is approximately $59.00 for existing cable customers and approximately $71.10 for new customers (rates as of September 30, 2002, including 22% VAT). However, the Company frequently offers promotional installation fee at the nominal price of approximately $0.20.

        The Company has implemented a pricing strategy designed to increase revenue per subscriber and thus its profit margin. For an additional monthly charge, certain of the Company's cable networks in 2001 offered two premium television services, the HBO Poland and Wizja Sport (from March 2001 until December 2001 Wizja Sport was included in the basic service package but in December 2001 Wizja Sport ceased operation). In connection with the Canal+ merger, in February 2002, Canal+ Multiplex began to be distributed across the Company's network. The Company, its parent and TKP are currently negotiating a definitive long-form channel carriage agreement for distribution of Canal+ Multiplex. The Company offers HBO Poland and Canal+ Multiplex for approximately $8.40 and $9.40 per month, respectively (rates as of September 30, 2002, including 22% VAT). The Company also offers these channels as a package at approximately $14.20 per month (rates as of September 30, 2002, including 22% VAT).

        The Company divides operating expenses into:

  •
  direct operating expenses,

  •
  selling, general and administrative expenses, and

  •
  depreciation and amortization expenses.

        During the nine months ended September 30, 2002, direct operating expenses consisted of programming expenses, maintenance and related expenses necessary to service, maintain and operate the Company's cable systems, billing and collection expenses and customer service expenses. Selling, general and administrative expenses consisted principally of administrative costs, including office related expenses, professional fees and salaries, wages and benefits of non-technical employees, advertising and marketing expenses, bank fees and bad debt expense. Depreciation and amortization expenses consist of depreciation of property, plant and equipment and amortization of intangible assets.

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

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. For a detailed discussion on the application of critical accounting policies and other accounting policies, see Note 5 "Summary of Significant Accounting Policies" in the notes to the unaudited consolidated financial statements contained in this Quarterly Report as Form 10-Q and the Management's Discussion and Analysis of Financial Condition and Results of Operations Section of the Company's 2001 Annual Report.

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

        EBITDA is not a U.S. GAAP measure of profit and loss or cash flow from operations and should not be considered as an alternative to net income, cash flows or any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of EBITDA may not be comparable to statistics with a same or similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.

SEGMENT RESULTS OF OPERATIONS
(UNAUDITED IN THOUSAND OF U.S. DOLLARS)

	THREE MONTHS ENDED SEPTEMBER 30, 2002	THREE MONTHS ENDED SEPTEMBER 30, 2001	NINE MONTHS ENDED SEPTEMBER 30, 2002	NINE MONTHS ENDED SEPTEMBER 30, 2001
REVENUES
Cable	18,824	18,600	59,461	57,514
D-DTH	—	13,854	—	45,328
Programming	—	16,348	—	51,410
Corporate and Other	—	—	—	—
Intersegment elimination (1)	—	(14,504)	—	(46,640)

TOTAL	18,824	34,298	59,461	107,612
OPERATING LOSS
Cable	(3,598)	(12,628)	(12,662)	(37,873)
D-DTH	—	(23,652)	—	(64,962)
Programming	—	(7,955)	—	(29,209)
Corporate and Other	—	(3,254)	—	(9,336)

TOTAL	(3,598)	(47,489)	(12,662)	(141,380)
EBITDA
Cable	3,519	(70)	9,008	2,049
D-DTH	—	(538)	—	(6,531)
Programming	—	(2,197)	—	(11,737)
Corporate and Other	—	(3,254)	—	(9,336)

TOTAL	3,519	(6,059)	9,008	(25,555)

(1)
Comprised of Wizja programming costs charged to the cable segment and D-DTH segment by the programming segment in the three and nine months ended September 30, 2001.

        REVENUE. Revenue decreased $15.5 million, or 45.2%, from $34.3 million in the three months ended September 30, 2001 to $18.8 million in the three months ended September 30, 2002 and decreased $48.1 million, or 44.7%, from $107.6 million in the nine months ended September 30, 2001 to $59.5 million in the nine months ended September 30, 2002, primarily as a result of the elimination of the Company's D-DTH and programming businesses. During the same periods, the revenues from the Company's cable operations have remained at a similar level of $18.6 million for the three months ended September 30, 2001 and 2002 but increased by $1.2 million, or 2.1%, from $57.5 million to $58.7 million in the nine months ended September 30, 2001 and 2002, respectively. This increase was attributable to a number of factors. Revenue from internet subscriptions increased from $0.4 million for the three months ended September 30, 2001 to $1.0 million for the three months ended September 30, 2002 and from $0.9 million for the nine months ended September 30, 2001 to $2.8 million for the nine months ended September 30, 2002. This increase was partially offset by a decrease in the number of basic subscribers. In addition, during the nine months ended September 30, 2002, the Company obtained revenue of $2.1 million from certain call center services such as billing and subscriber support and IT services, provided to TKP. There were no such revenues generated during 2001 and the Company does not expect that any additional services will be provided to TKP to generate such revenue for the remainder of 2002.

        Revenue from monthly subscription fees represented 94.5% and 97.7% of cable television revenue for the nine months ended September 30, 2002 and 2001, respectively. During the three and the nine months ended September 30, 2002, the Company generated approximately $0.9 million and $2.8 million, respectively, of premium subscription revenue as a result of providing the HBO Poland movie channel and the Canal+ Multiplex channels to cable subscribers as compared to $1.0 million and $3.3 million for the three and the nine months ended September 30, 2001, respectively, when HBO Poland and Wizja Sport were provided as premium channels. Commencing April 1, 2001, Wizja Sport was moved to the basic package, and in December 2001 it was discontinued. Therefore Wizja Sport did not generate premium revenue after April 2001.

        Revenue from installation fees amounted to $105,000 and $266,000 for the three and nine months ended September 30, 2002 as compared to $136,000 and $566,000 for the three and nine months ended September 30, 2001, respectively.

        DIRECT OPERATING EXPENSES. Direct operating expenses decreased $14.6 million, or 59.6%, from $24.5 million for the three months ended September 30, 2001 to $9.9 million for the three months ended September 30, 2002 and decreased $54.9 million, or 64.2%, from $85.5 million for the nine months ended September 30, 2001 to $30.6 million for the nine months ended September 30, 2002, primarily as a result of the elimination of the Company's D-DTH and programming businesses. During the same periods, the direct operating expenses for the Company's cable operations decreased $1.9 million, or 16.1%, from $11.8 million for the three months ended September 30, 2001 to $9.9 million for the three months ended September 30, 2002 and decreased $6.3 million, or 17.1%, from $36.9 million for the nine months ended September 30, 2001 to $30.6 million for the nine months ended September 30, 2002, principally as a result of the decrease in programming expenses resulting from the discontinuation of the Wizja Jeden and Wizja Sport channels, a decrease in programming charges (as a result of renegotiation of certain programming agreements) and a decrease in the number of subscribers.

        Direct operating expenses decreased from 71.4% of revenues for the three months ended September 30, 2001 to 52.7% of revenues for the three months ended September 30, 2002 and decreased from 79.5% of revenues for the nine months ended September 30, 2001 to 51.4% of revenues for the nine months ended September 30, 2002. Direct operating expenses relating to cable operations decreased from 63.4% of revenues for the three months ended September 30, 2001 to 53.2% of revenues for the three months ended September 30, 2002 and decreased from 64.2% of revenues for the nine months ended September 30, 2001 to 52.1% of revenues for the nine months ended September 30, 2002. The decreases in direct operating expenses as a percentage of revenues in such periods occurred primarily for the same reasons that resulted in the decreases in direct operating expenses during such periods.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $10.5 million, or 66.0%, from $15.9 million for the three months ended September 30, 2001 to $5.4 million for the three months ended September 30, 2002 and decreased $27.9 million, or 58.5%, from $47.7 million for the nine months ended September 30, 2001 to $19.8 million for the nine months ended September 30, 2002, primarily as a result of the elimination of the Company's D-DTH and programming businesses. During the same periods, selling, general and administrative expenses relating to cable operations decreased $3.4 million, or 49.3%, from $6.9 million for the three months ended September 30, 2001 to $3.5 million for the three months ended September 30, 2002 and decreased $5.0 million, or 26.9%, from $18.6 million for the nine months ended September 30, 2001 to $13.6 million for the nine months ended September 30, 2002. This decrease was attributable mainly to a decrease in bad debt expense (of approximately $2.1 million) and improved operating efficiency.

        As a percentage of revenue, overall, selling, general and administrative expenses decreased from 46.4% for the three months ended September 30, 2001 to approximately 28.7% for the three months ended September 30, 2002 and decreased from 44.3% for the nine months ended September 30, 2001 to approximately 33.3% for the nine months ended September 30, 2002. As a percentage of cable operations revenue, selling, general and administrative expenses relating to cable operations decreased from 37.1% for the three months ended September 30, 2001 to approximately 18.8% for the three months ended September 30, 2002 and decreased from 32.3% for the nine months ended September 30, 2001 to approximately 23.2% for the nine months ended September 30, 2002. The decreases in selling, general and administrative expenses as a percentage of revenues in such periods occurred primarily for the same reasons that resulted in the decreases in selling, general and administrative expenses during such periods

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased $24.1 million, or 77.2%, from $31.2 million for the three months ended September 30, 2001 to $7.1 million for the three months ended September 30, 2002 and decreased $74.6 million, or 77.5%, from $96.3 million for the nine months ended September 30, 2001 to $21.7 million for the nine months ended September 30, 2002, principally as a result of the elimination of the Company's D-DTH and programming businesses, as well as the non-amortization of goodwill, resulting from the application of SFAS 142. Depreciation and amortization expense as a percentage of revenues decreased from 91.0% for the three months ended September 30, 2001 to 37.8% for the three months ended September 30, 2002 and decreased from 89.5% for the nine months ended September 30, 2001 to 36.5% for the nine months ended September 30, 2002.

        Depreciation and amortization expense relating to cable operations decreased $5.5 million, or 43.7%, from $12.6 million for the three months ended September 30, 2001 to $7.1 million for the three months ended September 30, 2002 and decreased $18.4 million, or 46.1%, from $39.9 million for the nine months ended September 30, 2001 to $21.5 million for the nine months ended September 30, 2002, as a result of the non-amortization of goodwill, resulting from the application of SFAS 142. Depreciation and amortization expense relating to cable operations as a percentage of cable operations revenues decreased from 67.7% for the three months ended September 30, 2001 to 38.2% for the three months ended September 30, 2002 and decreased from 69.4% for the nine months ended September 30, 2001 to 36.6% for the nine months ended September 30, 2002, principally for the same reasons that resulted in the decrease in depreciation and amortization expense in such periods.

        OPERATING LOSS. Each of the factors discussed above contributed to operating losses of $3.6 million and $12.7 million for the three and the nine months ended September 30, 2002, respectively, compared to operating losses of $47.5 million and $141.4 million for the three and the nine months ended September 30, 2001, respectively.

        Operating losses relating to cable operations amounted to $1.9 million and $7.0 million for the three and nine months ended September 30, 2002, respectively, as compared to $12.6 million and $37.9 million for the three and the nine months ended September 30, 2001, respectively.

        The composition of customers receiving basic, intermediate and premium or internet services influences the Company's operating margin in the following ways:

  •
  The average price charged to customers receiving each of the services is different, influencing the Company's total revenue.

  •
  Programming expenses are incurred only in relation to the provision of basic and premium service. Due to certain channels being charged to the Company on a fixed fee basis (minimum guarantee), the Company's operating margin is adversely affected when the actual number of subscribers is lower than the guaranteed level of subscribers under the Company's programming agreements.

  •
  Intermediate service generally does not require programming charges (mainly channels "free to air" are provided under this service). Fees for intermediate service are significantly lower than basic service (on average fees generated from our intermediate service are approximately 10% of those generated from basic service).

  •
  Premium service is available only to those subscribers who already receive basic service. Therefore, as an additional product to an existing customer, the Company's premium service generates additional revenues and margins. However, one of the Company's premium channel agreements has a minimum guarantee provision. As such, a decrease in the number of premium subscribers below the guaranteed level has a direct adverse impact on the Company's total operating margin. This occurred in 2001 and continues in 2002 with respect to the Company's premium service. Also, in March 2001, Wizja Sport channel, which was previously provided as a premium channel, was moved to the basic package (and in December 2001 it was discontinued), resulting in higher programming costs to the Company since the channel was made available to a larger group of subscribers.

  •
  The internet service is subject to direct expenses of approximately 40% of revenue from the provision of internet access services and therefore contributes positively to the operating margins of the Company.

        INTEREST EXPENSE THIRD PARTY. Interest expense increased $1.9 million, or 14.6%, from $13.0 million for the three months ended September 30, 2001 to $14.9 million for the three months ended September 30, 2002 and increased $5.7 million, or 15.2%, from $37.5 million for the nine months ended September 30, 2001 to $43.2 million for the nine months ended September 30, 2002. These interest expense relates mainly to interest accrued on the Company's 14 1/2% Senior Discount Notes due 2008, Series C Discount Notes due 2008 and 14 1/2% Senior Discount Notes due 2009 (together, the "UPC Polska Notes") and 9 7/8% Senior Notes due 2003 (the "PCI Notes") of UPC Polska's subsidiary, Poland Communications, Inc. ("PCI"). The increase in interest expense occurred due to accretion of the principal of the notes.

        INTEREST EXPENSE CHARGED BY UPC AND ITS AFFILIATES. Interest expense increased $0.6 million, or 5.4%, from $11.1 million for the three months ended September 30, 2001 to $11.7 million for the three months ended September 30, 2002 and increased $2.7 million, or 8.2%, from $32.9 million for the nine months ended September 30, 2001 to $35.6 million for the nine months ended September 30, 2002. The increase in interest expense occurred mainly as a result of the additional financing from UPC during the second, third and fourth quarters of 2001 and as a result of the capitalization of interest of $44.3 million for fiscal year 2001.

        INTEREST AND INVESTMENT INCOME. Interest and investment income amounted to $0.9 million and $0.3 million for the three months ended September 30, 2002 and 2001, respectively and $2.4 million and $0.8 million for the nine months ended September 30, 2002 and 2001, respectively. The increase for the nine month periods relates to interest on bank deposits.

        EQUITY IN LOSSES OF AFFILIATED COMPANIES. The Company recorded zero and $18.4 million of equity in losses of affiliated companies for the three and the nine months ended September 30, 2002, respectively, relating to the Company's loss in its investment in TKP. The investment in TKP has been written down to zero as a result of TKP's losses, as of September 30, 2002. In addition, the Company will review the carrying value of its investment in Fox Kids Polska ("FKP") by the end of 2002 and record any necessary adjustment, once FKP audited financial statements are received.

        FOREIGN EXCHANGE GAIN/LOSS, NET. For the three months ended September 30, 2002, foreign exchange gains amounted to $0.3 million, as compared to the loss of $8.7 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, foreign exchange gains amounted to $7.4 million, as compared to the loss of $3.1 million for the nine months ended September 30, 2001. These gains were attributable to the significant depreciation of the U.S. dollar against the Euro during second and third quarter of 2002 (the majority of the Company's cash deposits were held in Euros until July 2002 when they were converted into U.S. dollars). These foreign exchange gains were partially offset by the depreciation of the Polish zloty against the U.S. dollar during the nine months ended September 30, 2002 as compared to Polish zloty appreciation against the U.S. dollar during the first and second quarter of 2001 and significant depreciation during the third quarter of 2001.

        INCOME TAX EXPENSE. The Company recorded $5,000 and $94,000 of income tax expense for the three and the nine months ended September 30, 2002, as compared to $79,000 and $162,000 for the three and the nine months ended September 30, 2001.

        NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders decreased from a loss of $82.2 million for the three months ended September 30, 2001 to a loss of $29.6 million for the three months ended September 30, 2002 and decreased from a loss of $215.8 million for the nine months ended September 30, 2001 to a loss of $101.2 million for the nine months ended September 30, 2002, due to the factors discussed above.

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

        Pursuant to the indentures governing the UPC Polska Notes and PCI Notes the Company and its affiliates are subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters:

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

        The indentures covering the UPC Polska Notes and the PCI Notes provide that, following a Change of Control (as defined therein), each note holder has the right, at such holder's option, to require the respective issuer to offer to repurchase all or a portion of such holder's notes at the repurchase prices described below. The Company believes that the August 6, 1999 acquisition by UPC of the Company constituted a Change of Control. Accordingly, the Company and PCI made offers to repurchase (the "Offers") the UPC Polska Notes, Series C Notes, Discount Notes and the PCI Notes. The Offers expired on November 2, 1999.

        In accordance with the terms of the indentures governing the UPC Polska Notes and the PCI Notes, UPC Polska was required to offer to repurchase the UPC Polska Notes at 101% of their accreted value at maturity on the Expiration Date plus accrued and unpaid interest and PCI was required to offer to repurchase the PCI Notes at the purchase price of 101% of the principal amount owed on the Expiration Date. As of August 5, 1999, UPC Polska had $376,943,000 aggregate principal amount at maturity of the UPC Polska Notes outstanding and PCI had $129,668,000 aggregate principal amount at maturity of the PCI Notes outstanding. Pursuant to the Offer, UPC Polska purchased $49,139,000 aggregate principal amount at maturity of the UPC Polska Notes for an aggregate price of $26,455,014 and PCI purchased $113,237,000 aggregate principal amount of the PCI Notes for an aggregate price of $114,369,370. UPC financed the Company's repurchase of the UPC Polska Notes and PCI Notes and the Company's operating activities by making loans of $217.3 million to the Company in the fourth quarter of 1999.

        The Company purchased 14,000 shares of Mandatorily Redeemable Debenture Stock ("Debenture Stock") issued by PCI for $140 million to fund PCI's purchase of PCI Notes and operations. The Company used a portion of the proceeds of the loans from UPC to purchase the Debenture Stock. The Debenture Stock is redeemable on December 31, 2003 at the issue price plus interest of 10% per annum compounded annually. To secure its obligations under the Debenture Stock, PCI has pledged to the Company notes issued to it by its subsidiary Poland Cablevision (Netherlands) B.V. ("PCBV") with an aggregate principal amount of $176,815,000. The PCI note holders are equally and ratably secured by the pledge in accordance with the terms of the PCI indenture.

        In 2001, UPC directly or through its affiliates made capital contributions of $48.5 million and additional loans of $40.5 million to the Company. This compares to additional loans and capital contributions of $115.1 million and $50.6 million, respectively, made by UPC in 2000. UPC made no additional loans and/or capital contributions to the Company during the first and third quarters of 2002. During the second quarter of 2002 UPC made additional capital contributions of $2.7 million to the Company and additionally there was a contribution of $18.8 million of unsubordinated loans payable to UPC into paid-in capital.

        On September 30, 2002 and December 31, 2001, the Company had, on a consolidated basis, approximately $903.3 million and $865.6 million respectively, aggregate principal amount of indebtedness outstanding, of which $452.5 million (including $35.6 million of accrued interest for nine months ended September 30, 2002) and $444.5 million (including $44.3 million of capitalized interest for 2001), respectively, was owed to UPC and its affiliates. All of the loans from UPC and its affiliates to UPC Polska bear interest at 11.0% per annum, and mature in 2007 and 2009. The loans from UPC include loans with an aggregate principal amount of $150.0 million that have been subordinated to the UPC Polska Notes. The loans from UPC have been used primarily for the repurchase of the UPC Polska Notes and the PCI Notes, to fund capital expenditures, operating losses and working capital primarily related to the development and operation of the Company's D-DTH business, and for general corporate purposes and certain other investments, including the acquisition of cable television networks and certain minority interests in our subsidiaries which were held by unaffiliated third parties.

        The Company had positive cash flows from operating activities of $10.4 million for the nine months ended September 30, 2002 and negative cash flows from operating activities of $35.1 million for the nine months ended September 30, 2001, primarily due to repayments of its creditors and foreign exchange gain on conversion of a Euro denominated cash balance into U.S. dollars. As of September 30, 2002, the Company had negative working capital of $375.1 million and a stockholder's deficit of $340.3 million. The Company experienced operating losses of $12.7 million and $141.4 million during the nine months ended September 30, 2002 and 2001, respectively.

        Cash used for the purchase and build-out of the Company's cable television networks, purchase of D-DTH equipment including set top decoders, and the purchase of other property, plant, and equipment was $3.2 million for the nine months ended September 30, 2002 and $46.0 million for the nine months ended September 30, 2001. Cash used for the purchase and expansion of the Company's cable television networks was $3.2 million and $9.0 million for the nine months ended September 30, 2002 and 2001, respectively.

        The Company has approximately $107.1 million of cash as of September 30, 2002, of which $75.7 million has limitations imposed by the Company's indentures. The $75.7 million represents the remaining net cash proceeds from the Canal+ merger. During the nine months ended September 30, 2002, the Company used its net cash proceeds from the Twoj Styl assets sale ($7.0 million) to repay part of an unsubordinated promissory note in principal amount of $7.0 million owed to Reece Communications, Inc. ("RCI"), a former minority stockholder of a subsidiary of the Company, Poland Cablevision (Netherlands) B.V. ("PCBV"). During the nine months ended September 30, 2002 the Company used its net cash proceeds from the Canal+ merger to repay part of an unsubordinated promissory note in principal amount of $4.0 million owed to RCI and for further development of the cable television and internet network of $3.2 million. The Company is still evaluating how to use the remaining part of the net cash proceeds from the Canal+ merger (of approximately $75.7 million as of September 30, 2002) prior to December 7, 2002, the date 12 months from the Canal+ merger. At the date of the filing of this Quarterly Report on Form 10-Q the Company has not made a final decision on how it will use such funds.

        Pursuant to the indentures governing each of the UPC Polska Notes discussed in more detail in Note 2 to the Company's unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q, the Company is required to use the net cash proceeds from the sale of assets within 12 months from the transaction date for certain limited purposes. These include:

  •
  to permanently repay or prepay senior bank indebtedness or any unsubordinated indebtedness of the Company;

  •
  to invest in any one or more businesses engaged, used or useful in the Company's cable, D-DTH or programming businesses; or

  •
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

        On September 30, 2002, the Company was committed to pay at least $69.0 million in guaranteed payments (including but not limited to payments for programming and rights) over the next sixteen years of which at least approximately $2.6 million was committed through the end of 2002. In addition, the Company has a variable obligation in relation to programming agreements, which is based on an actual number of subscribers in the month for which the fee is due. In connection with the disposition of the D-DTH business, TKP assumed the Company's previous obligations under certain contracts. Pursuant to the definitive agreements governing the Canal+ merger and the contracts, which TKP assumed, the Company remains contingently liable for performance under those contracts. As of

September 30, 2002, management estimates the potential exposure for contingent liability on these assumed contracts to be approximately $50.7 million.

        The following table presents the Company's minimum future commitments under its programming, lease and other commitments.

	2002	2003	2004	2005	2006	2007 and thereafter	Total
	(in thousands)
Building	$622	$1,428	$1,304	$1,297	$516	$—	$5,167
Conduit	630	467	—	—	—	—	1,097
Car	3	15	11	—	—	—	29
Programming	1,204	4,791	4,974	3,063	—	48,425	62,457
Other	137	63	6	3	2	—	211
Headend	22	4	—	—	—	—	26

Total	$2,618	$6,768	$6,295	$4,363	$518	$48,425	$68,987

Assumed contracts	$2,346	$9,850	$9,060	$5,798	$597	$23,083	$50,734

        As of September 30, 2002, the Company had negative working capital, due to the classification of loans to UPC and its affiliates as current liabilities. As of September 30, 2002, the Company had approximately $6.0 million in outstanding notes payable to RCI, a former minority stockholder of PCBV. The note bears interest of 7% per annum and matures in August 2003. UPC is the guarantor of the note. Since an event of default has occurred under UPC's indentures, which was not cured or waived within the applicable grace period, a cross-default has occurred under the RCI note. As a result, RCI has the right to receive the interest at the default rate of 12% per annum and to accelerate the repayment of the note. Accordingly, the entire outstanding balance of the note is recognized as a short-term liability.

        On November 1, 2003, the Company will also be required to fulfill its repayment obligation of approximately $14.5 million in principal amount under the PCI Notes. At December 31, 2002 the PCI Notes will be classified as a short-term liability. The Company will be required to commence cash interest payments under the UPC Polska Notes aggregating approximately $50.8 million per annum in 2004 and approximately $69.2 million per annum in 2005 and thereafter. At September 30, 2002, the unpaid interest owing to UPC and its affiliate aggregated to $35.6 million. In prior years UPC and its affiliate have permitted the Company to defer payment of interest due to UPC and its affiliate. As of the date of filing of this Quarterly Report on Form 10-Q, UPC and its affiliate have agreed to permit such deferral until March 31, 2003. The Company, however, has no assurances that UPC and its affiliate will permit such deferral going forward.

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

        The Company's loan agreements with UPC and Belmarken Holding B.V. ("Belmarken") (contain various covenants and events of default which, among other things, permit UPC and Belmarken to accelerate the loans if a continuing default exists under certain notes issued by Belmarken and UPC (the "Belmarken Notes"), a default exists under indebtedness of the Company or its subsidiaries which would permit or cause such indebtedness to be accelerated or if, in the opinion of UPC, certain material adverse events or conditions relative to the Company have occurred. Although potential cross defaults exist under the Company's loans owing to UPC and Belmarken as a result of the potential defaults under the Belmarken Notes and the default under the RCI note, these potential cross defaults have been waived by the relevant holders. These waivers are effective (i) until December 31, 2002 in the case of the RCI note and (ii) until the earlier of (A) March 31, 2003 or (B) the occurrence of certain events, none of which, to the knowledge of the Company, has occurred as of the date of the filing of this Quarterly Report on Form 10-Q, in the case of the Belmarken Notes. Accordingly, the Company's loans payable to UPC and Belmarken are classified as short-term liabilities.

        In the event UPC or its affiliate ceases to allow deferral of interest payments or accelerates payment owed to them by the Company under their loans, the Company would have limited funds or available borrowings to repay these loans. If the Company were to default on its loan payments to UPC or its affiliates, the acceleration clauses in the indentures governing the UPC Polska Notes may be triggered requiring those notes to be paid off as well, and the Company would likely not have sufficient funds or available borrowings to repay those notes. Additionally, under the UPC Polska Notes there are various Events of Default, including the acceleration of the payment of other debt of the Company in excess of $15.0 million. In the event UPC Polska Notes were accelerated as a result of such a cross acceleration or another event of default, the Company would have limited funds or available borrowings to repay these notes. In any such circumstances the Company's available cash on hand would be insufficient to satisfy all of its obligations, and the Company cannot be certain that it would be able to obtain the borrowings needed to repay such amounts at all, or on terms that will be favorable to the Company. The Company has evaluated its compliance with its indentures governing the UPC Polska Notes and the PCI Notes as of the date of filing of this Quarterly Report on Form 10-Q and has determined, based on its assessment, that an Event of Default has not occurred under its indentures. As a result, the amounts related to the UPC Polska Notes and the PCI Notes of $444.7 million have been reflected as long-term liabilities in the Company's financial statements as of September 30, 2002.

        Over the long term, the Company must meet substantive repayment obligations on its indebtedness, including approximately $430.2 million under the UPC Polska Notes, $14.5 million under the PCI Notes and $452.5 million due to UPC and its affiliates and related interest as summarized in the table below:

	Amount outstanding as of September 30, 2002		Expected fiscal year for repayment
								2007 and thereafter
	Book Value	Fair Value	2002	2003	2004	2005	2006
	(IN THOUSAND)
Notes payable to former PCBV minority shareholders	$6,000	$6,000	$—	$6,000	$—	$—	$—	$—
UPC Polska Senior Discount Notes due 2009, net of discount	203,727	7,960	—	—	—	—	—	203,727
UPC Polska Series C Senior Discount Notes due 2008, net of discount	19,075	827	—	—	—	—	—	19,075
UPC Polska Senior Discount Notes due 2008, net of discount	207,368	9,034	—	—	—	—	—	207,368
PCI Notes, net of discount	14,509	14,509		14,509	—	—	—	—
Bank Rozwoju Exportu S.A. Deutsche — Mark facility	113	113	113	—	—	—	—	—

Total	$450,792	$38,443	$113	$20,509	$—	$—	$—	$430,170

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

        On February 1, 2002, May 1, 2002, August 1, 2002 and November 1, 2002 UPC failed to make required interest payments on its outstanding debt securities, which caused potential cross defaults on certain other debt securities and loan agreements of UPC and its affiliates, including the Belmarken Notes. The events of default continue to exist on UPC's outstanding debt securities as of the date of filing of this Quarterly Report on Form 10-Q, although the holders of such obligations have not yet accelerated the payment obligations of UPC with respect to such securities. UPC and its affiliates have obtained waivers to the potential cross defaults on their other debt securities and loan agreements, which are subject to certain conditions.

        On September 30, 2002, UPC announced that it had entered into a restructuring agreement with its parent company, UnitedGlobalCom, Inc. ("United"), certain affiliates of United and certain holders of UPC's outstanding debt securities. The restructuring agreement contains:

  •
  a plan for the restructuring of UPC's debt and equity capital and the filing by UPC of a voluntary case under Chapter 11 of the United States Bankruptcy Code and a voluntary provisional moratorium petition and plan of compulsory composition (Akkoord) under the Dutch Bankruptcy Code, and

  •
  an agreement by the security holders to forbear from exercising rights and remedies relating to the defaults while the restructuring agreement remains in effect.

The restructuring agreement may be terminated for a variety of reasons, including UPC's failure to make bankruptcy filings by December 31, 2002 or the lapse of a period of nine months from the date the bankruptcy filings are made. To the Company's knowledge none of the termination events has occurred as of the date of the filing of this Quarterly Report on Form 10-Q.

        On September 30, 2002, UPC also announced that it had received an extended waiver to its principal loan agreement. The extended waiver expires on the earlier of (A) March 31, 2003 or (B) the occurrence of certain events, none of which, to the knowledge of the Company, has occurred as of the date of the filing of this Quarterly Report on Form 10-Q.

        Consummation of the restructuring contemplated by the UPC's restructuring agreement is subject to various conditions. The Company cannot make any assurance that these conditions will be satisfied or that the restructuring will be consummated. In addition, even if the restructuring agreement is consummated, there can be no assurance that UPC will be able to provide financing to the Company in the future.

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

        Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company.

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

        The management of the Company is currently evaluating various debt restructuring options aimed at recapitalizing the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

        The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is foreign exchange rate risk from fluctuations in the Polish zloty currency exchange rate. The Company's revenues from subscribers are in Polish zloty, while its major cost components are denominated in foreign currencies. In particular, the Company's programming commitments are denominated in US dollars or Euros. Also the Company's loans payable to UPC and its affiliates as well as the UPC Polska Notes and PCI Notes are expressed in U.S dollars.

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

        International operations constituted 100% of the Company's consolidated operating loss for the three months ended September 30, 2002. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars and Euros. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the Polish zloty against the U.S. dollar or Euro that the Company is unable to offset through price adjustments will require it to use a large portion of its revenue to service its U.S. dollar or Euro denominated obligations and contractual commitments.

        The Company estimates that a further 10% change in foreign exchange rates would impact reported operating loss by approximately $2.7 million. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar and Euro would result in a $2.7 million increase in the reported operating loss. This was estimated using 10% of the Company's operating losses after adjusting for unusual impairment and other items, including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

        Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty, but since 1999 the inflation has slowed. Inflation rates were approximately 7.3% in 1999, approximately 10.1% in 2000 and approximately 5.5% in 2001. The rate of inflation for the nine months period ended September 30, 2002 was approximately 0.6%. The exchange rate for the Polish zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991. For the years ended December 31, 2000 and 2001, the Polish zloty has appreciated against the U.S. dollar by approximately 0.12% and 3.80%, respectively. For the period of the nine months ended September 30, 2002, the Polish zloty has depreciated against the U.S. dollar by approximately 4.1%. Inflation and currency exchange fluctuations may have a material adverse effect on the business, financial condition and results of operations of the Company.

ITEM 4. CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluations.

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

HBO ARBITRATION

        The Company is involved in a dispute with HBO Communications (UK) Ltd., Polska Programming B.V. and HBO Poland Partners concerning its cable carriage agreement ("Cable Agreement") and its D-DTH carriage agreement ("D-DTH Agreement") for the HBO premium movie channel. With respect to the Cable Agreement, on April 25, 2002, the Company commenced an arbitration proceeding before the International Chamber of Commerce, claiming that HBO was in breach of the "most favored nations" clause thereunder ("MFN") by providing programming to other cable operators in the relevant Territory terms that are more favorable than those offered to the Company. Specifically, the Company contends that its "Service Fee" under the Cable Agreement should not include any minimum guarantees because such minimum guarantees are not required of other cable operators in the Territory.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibit Listing

  99.1
  Certification pursuant to 18 U.S.C. Section 1350

  (b)
  Reports on Form 8-K

        None

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPC POLSKA, INC.
By:	/s/ SIMON BOYD Simon Boyd President And Chief Executive Officer

DATE: November 14, 2002

CERTIFICATION

I, Simon Boyd, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of UPC Polska, Inc.

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, s made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses,

Date: November 14, 2002

/s/ SIMON BOYD Name: Simon Boyd Title: President And Chief Executive Officer

CERTIFICATION

I, Joanna Nieckarz, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of UPC Polska, Inc.

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, s made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses,

Date: November 14, 2002

/s/ JOANNA NIECKARZ Name: Joanna Nieckarz Title: Chief Financial Officer

QuickLinks

UPC POLSKA, INC. FORM 10-Q INDEX FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.
UPC POLSKA, INC. CONSOLIDATED BALANCE SHEETS (STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)
UPC POLSKA, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (STATED IN THOUSANDS OF U.S. DOLLARS) (UNAUDITED)
UPC POLSKA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (STATED IN THOUSANDS OF U.S. DOLLARS) (UNAUDITED)
UPC POLSKA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (STATED IN THOUSANDS OF U.S. DOLLARS) (UNAUDITED)
UPC POLSKA, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE