Form 10-K
period 2002-12-31
UPC POLSKA INC
filed 2003-03-28
CIK 1041454

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) ZERO

    The number of shares outstanding of UPC Polska, Inc.'s common stock as of December 31, 2002, was: COMMON STOCK 1,000

                        Documents incorporated by reference
                                     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                UPC POLSKA, INC.
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002

                               TABLE OF CONTENTS

                                                                         PAGE NUMBER
                                                                         ------------
                                PART I

ITEM 1.    Business....................................................        4

ITEM 2.    Properties..................................................       19

ITEM 3.    Legal Proceedings...........................................       20

ITEM 4.    Submission of Matters to a Vote of Security Holders.........       21

                                PART II

ITEM 5.    Market for Company's Common Equity and Related Stockholder
           Matters.....................................................       22

ITEM 6.    Selected Financial Data.....................................       22

ITEM 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................       24

ITEM 7A.   Quantitative and Qualitative Disclosure About Market Risk...       43

ITEM 8.    Consolidated Financial Statements and Supplementary Data....       44

ITEM 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................       94

                               PART III

ITEM 10.   Directors and Executive Officers of the Registrant..........       94

ITEM 11.   Management Remuneration.....................................       96

ITEM 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................       97

ITEM 13.   Certain Relationship and Related Transactions...............       97

ITEM 14.   Controls and Procedures.....................................       99

                                PART IV

ITEM 15.   Exhibits, Consolidated Financial Statement Schedules and
           Reports on Form 8-K.........................................      100

                                     PART I

    UPC Polska, Inc. (previously @Entertainment, Inc.) is a Delaware corporation which was established in May 1997. Until December 2, 2002, UPC Polska, Inc. was wholly owned by United Pan-Europe Communications N.V. On December 2, 2002, United Pan-Europe Communications N.V. transferred all issued shares in the capital of UPC Polska, Inc. to a wholly owned subsidiary, UPC Telecom B.V. United Pan-Europe Communications N.V. also assigned to UPC Telecom B.V. all rights and obligations arising from loan agreements between UPC Polska Inc. and United Pan-Europe Communications N.V. References to "UPC" mean United Pan-Europe Communications N.V. References to "UPC Telecom" mean UPC Telecom B.V. References to the "Company" mean UPC Polska, Inc. and its consolidated subsidiaries, including as of December 31, 2002:

    - Poland Communications, Inc. ("PCI"),

    - Wizja TV B.V. (previously Sereke Holding B.V.) ("Wizja TV B.V."),

    - Atomic TV Sp. z o.o. (previously Ground Zero Media Sp. z o.o.) ("Atomic TV"),

    - At Media Sp. z o.o. ("At Media"), and

    - @Entertainment Programming, Inc. ("@EP").

    Until December 7, 2001, the Company's consolidated subsidiaries also included UPC Broadcast Centre Limited (previously @Entertainment Limited then Wizja TV Limited) ("UPC Broadcast Centre Ltd") and Wizja TV Sp. z o.o. ("Wizja TV Sp. z o.o."). On December 7, 2001, UPC Broadcast Centre Ltd. and Wizja TV Sp. z o.o. were contributed to and merged into Telewizyjna Korporacja Partycypacyjna S.A. ("TKP"), an entity controlled by Group Canal+ S.A. ("Canal+") in connection with a transaction with Canal+, which is described in more detail in the "Business-Canal+ Merger" section of this Annual Report on Form 10-K.

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

    - risks associated with new copyrights law in Poland (effective January 1, 2003);

    - ongoing process of copyright law development in Poland;

    - changes in laws and regulations affecting the Company, especially those related to taxation;

    - programming changes, especially those related to free to air programming;

    - future financial performance of the Company, including availability, terms and deployment of capital and ability to restructure its outstanding indebtedness;

    - the continued strength of the Company's competitors, including D-DTH competitors;

    - the Company's inability to comply with government regulations;

    - the overall market acceptance of the Company's products and services, including acceptance of the pricing of those products and services; and

    - the failure of TKP to satisfy contractual obligations owed to or on behalf of the Company arising out of the Company's transaction with Canal+ and the Company's limited ability to liquidate its investment in TKP.

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

    For your convenience, this Annual Report contains certain zloty and Euro amounts not derived from the consolidated financial statements which have been translated into U.S. dollars. Readers should not assume that the zloty and Euro amounts actually represent such U.S. dollar amounts or could be, or could have been, converted into U.S. dollars at the rates indicated or at any other rate. Unless otherwise stated, such U.S. dollar amounts have been derived by converting from zloty to U.S. dollars at the rate of PLN 3.8388 = $1.00 and by converting from zloty to Euro at the rate of PLN 4.0202 = EUR 1.00, the exchange rates quoted by the National Bank of Poland at noon on December 31, 2002 and by converting from Euro to U.S. dollars at the rate of EUR 0.9537 =$1.00, the exchange rate quoted and certified for customs purposes by the Federal Reserve Bank of New York at noon on December 31, 2002. These rates may differ from the actual rates in effect during the periods covered by the financial information discussed herein. The Federal Reserve Bank of New York does not certify for customs purposes a noon buying rate for zloty.

ITEM 1. BUSINESS

GENERAL

    The Company operates one of the largest cable television systems in Poland with approximately 1,869,004 homes passed and approximately 994,890 total subscribers as of December 31, 2002. The Company's cable subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland, including those cities which the Company believes provide the most favorable demographics for cable television in the country. The Company's cable television networks have been constructed with the flexibility and capacity to be cost-effectively reconfigured to offer an array of interactive and integrated entertainment, telecommunications and information services. Over the last three years, the Company has been upgrading its network so that it can provide two-way telecommunication services, such as internet access.

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

              OVERVIEW OF THE COMPANY'S EXISTING CABLE SYSTEMS(1)

                                                                                                   AVERAGE
                                                                                                   MONTHLY
                                                                                                SUBSCRIPTION
                                                                                                 REVENUE PER
                                                                   BASIC AND      BASIC AND       BASIC AND
                              TOTAL       HOMES        TOTAL      INTERMEDIATE   INTERMEDIATE   INTERMEDIATE
REGION                        HOMES      PASSED     SUBSCRIBERS   SUBSCRIBERS    PENETRATION    SUBSCRIBER(2)
------                      ---------   ---------   -----------   ------------   ------------   -------------
Warszawa..................    800,000     345,669     164,133       115,328         33.36%          8.07
Lublin....................    120,000     119,219      93,665        33,847         28.39%          8.13
Wroclaw...................    624,000     255,759     120,043        95,977         37.53%          7.59
Bydgoszcz.................    134,000     101,529      60,435        40,520         39.91%          8.01
Gdansk....................    280,000     252,846     151,894       112,651         44.55%          7.74
Szczecin..................    160,000      91,769      72,821        54,071         58.92%          5.69
Katowice..................  1,200,000     477,725     240,105       149,717         31.34%          8.67
Krakow....................    400,000     224,488      91,794        64,937         28.93%          8.64
                            ---------   ---------     -------       -------         -----           ----
    TOTAL.................  3,718,000   1,869,004     994,890       667,048         35.69%          7.93
                            =========   =========     =======       =======         =====           ====

------------------------

(1) All data as at or for the year ended December 31, 2002.

(2) Represents a weighted average for the Company based on the total number of basic and intermediate subscribers at December 31, 2002 stated in US dollars, net of 22% VAT.

CABLE TELEVISION

    Since December 2001, the Company has engaged in only one business segment--cable television services. Until December 2001, the Company's business consisted of three components:

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

THE CANAL+ MERGER

    On December 7, 2001, the Company closed the transactions contemplated by a contribution and subscription agreement (the "Agreement") among the Company, UPC, the Company's subsidiary Polska Telewizja Cyfrowa Wizja TV Sp. z o.o ("PTC"), Canal+ and TKP. Under the Agreement, the Company caused PTC to contribute all of the equity of two subsidiaries, Wizja TV Sp. z o.o. and UPC Broadcast Centre Ltd to TKP. In connection with this contribution:

    - PTC received 25% of the outstanding equity of TKP (with Canal+ owning the remaining 75%); and

    - the Company assigned to Canal+ a note made by Wizja TV Sp. z o.o. (the "Assigned Loan") in the amount of 150 million Euros plus accrued interest in exchange for cash in the amount of 150 million Euros (approximately $133.4 million as of December 7, 2001) (together, the "Canal+ Proceeds").

    In 2001,Wizja TV B.V. assigned to Wizja TV Sp. z o.o. and Cyfra+, a Canal+ affiliate, certain programming rights relating to the Company's D-DTH business, and TKP agreed to continue to provide to UPC's Central European D-DTH business certain uplink facilities and services. On January 2, 2002, the Company forgave, or caused its subsidiaries to forgive, certain debt owed by the contributed companies in the amount of 152.7 million Polish zloty (approximately
$38.3 million as of December 31, 2001). Such loss has been included in the loss on disposition recorded in 2001.

    As a result of entering into the Agreement, the Company incurred certain risks as of December 7, 2001, which could have a material adverse effect on the business and financial condition of the Company:

    - the Company does not control TKP and has only certain limited rights to approve material transactions undertaken by TKP;

    - under a shareholders agreement relating to TKP, PTC's interest in TKP could be diluted or redeemed by TKP. Under the agreement, if PTC ceases at any time to be a Polish person under Polish broadcasting law, other TKP shareholders may convert loans made by them to TKP into TKP equity, thereby diluting PTC's interest, or TKP may redeem the shares of TKP owned by PTC at their fair market value;

    - PTC's investment in TKP is very illiquid. Under the shareholders agreement, PTC's right to sell its shares in TKP is limited to particular circumstances, such as the sale of TKP shares by other TKP shareholders or the lapse of time until December 2006.

    Under the Agreement, on February 1, 2002, PTC loaned TKP 30 million Euros from the Canal+ Proceeds (the "JV Loan"). On February 12, 2003, the Company and Canal+ agreed to certain changes to their agreements governing TKP, including a change to TKP's capitalization and the manner in which proceeds from any sale of TKP would be distributed among its shareholders, to retain the original economic structure of the shareholders' investments, following the capitalization. On February 27, 2003, the JV loan was repaid to the Company in the principal amount of 30 million Euros and subsequently contributed by the Company to TKP's paid-in capital, following the shareholders' resolution to increase share capital of TKP. The Company acquired 60,000 registered C series shares at the issue price of 500 Euros each. Canal+ and PolCom contributed together 90 million Euros into paid-in capital on the same date. After the contribution, PTC continued to hold 25% of TKP's shares. As the loan granted to TKP of 30 million Euros was included in the fair market value of the investment in TKP as of December 7, 2001, the above transactions (repayment of the loan to the Company by TKP and further capital contribution of 30 million Euros) have no influence on the valuation of the investment in TKP.

BUSINESS STRATEGY

    The Company's principal objective under its revised business strategy has been that its cable business becomes operationally cash flow positive. This was achieved in 2002. The Company's objective in the future is to grow its earnings at the EBITDA level with limited well-focused additional investment so as to continually increase the operational cash flow from the business. It will also focus on enhancing its position as a leading provider of cable television in Poland.

    Management of the Company believes that significant opportunities exist for cable television providers capable of delivering high quality, Polish language programming on a multi-channel basis and other services on cable (i.e. data and voice transmission). As such, the Company's current focus is on its cable television market.

    The Company's business strategy is designed to increase its average revenue per subscriber, and also, although to a lesser extent, to increase its subscriber base.

    The Company intends to achieve these goals by:

    - increasing penetration of new service products within existing upgraded homes;

    - investing limited funds in high return projects for internet upgrade and new plant;

    - providing additional revenue-generating services to existing customers, including internet services;

    - refining the channel line up available on its cable network;

    - improving the effectiveness of the Company's sales and marketing efforts;

    - reducing churn (customer disconnects); and

    - increasing rates aggressively on the Company's broadcast package.

    The Company also intends to continue to increase the effectiveness of its operations and reduce its expenses by further:

    - enhancing internal controls;

    - improving debt collection activities;

    - improving corporate decision-making processes;

    - reorganizing the Company so as to simplify its legal and operational structure; and

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

SERVICES AND FEES

    The Company's revenues from its cable television and internet services have been and will continue to be derived primarily from

    - monthly subscription fees for cable television services,

    - fees for internet service, and

    - one-time installation fees.

    The Company charges cable television subscribers fixed monthly fees for their choice of service packages and for other services such as premium channels tuner rentals and additional outlets, all of which are included in monthly subscription fees. Throughout its cable television systems, the Company currently offers three packages of cable television service:

    - basic package,

    - intermediate package (in selected areas of Poland), and

    - broadcast package.

    On December 31, 2002, approximately 629,500, or 63.3%, of the Company's subscribers received the basic package, as compared to 642,900, or 63.6%, at December 31, 2001; approximately 37,500, or 3.8%, received the intermediate package, as compared to 40,900, or 4%, at December 31, 2001; and approximately 327,800, or 33.0%, received the broadcast package, as compared to 327,100, or 32.4%, at December 31, 2001.

    BASIC PACKAGE. The Company's basic package includes approximately 34 to 60 channels. The individual subscriber receiving basic package is charged, on average, a monthly subscription fee of $10.70 (including 22% VAT). During 2002, this package generally included all Polish terrestrial broadcast channels, most major European satellite programming legally available in Poland, regional and local programming and the Company's programming package, consisting of proprietary and third party channels. The Company's basic package offerings vary by location.

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

    PREMIUM AND OTHER SERVICES. For an additional monthly charge, certain of the Company's cable networks have offered two premium television services, HBO Poland and Canal+ Multiplex. In February 2002, the Company began distribution of Canal+ Multiplex, a Polish-language premium package of three movie, sport and general entertainment channels, through its network on terms set forth in the agreement governing the TKP joint venture with Canal+. The Company and TKP are currently negotiating the definitive long-form channel carriage agreement for carriage of Canal+ Multiplex. Starting from December 2002 the Company introduced the HBO 2 channel to most of its cable networks. Wizja Sport, one of the Company's proprietary channels, was included in the premium service until March 24, 2001, when it was expanded into the basic package. As part of the restructuring of the Company's programming segment, the Company discontinued Wizja Sport in December 2001.

    The Company offers HBO Poland channels and Canal+ Multiplex for approximately $9.10 and $10.20 per month, respectively (rates as of December 31, 2002, including 22% VAT). The Company also offers these channels as one package at approximately $15.40 per month (rate as of December 31, 2002, including 22% VAT).

    Other optional services include additional outlets and stereo service, which enable a subscriber to receive from 4 to 25 radio channels in stereo. Cable television subscribers who require the use of a tuner to receive certain of the Company's cable services are charged an additional fee of approximately $1.00 per month. Installation fees vary according to the type of connection required by a cable television subscriber. The standard initial installation fee is approximately $18.00 (rate as of December 31, 2002, including 22% VAT), but such fee is frequently subject to reductions as a result of promotional campaigns.

    For more information about programming offered to the Company's cable subscribers, please see "Business--Programming--Programming for Cable Network.

    PRICING STRATEGY. The Company's pricing strategy is focused to maintain cable basic subscribers, aggressively raise rates on low-priced services (such as broadcast package) and generate incremental revenue from additional services offered to basic cable customers such as internet services and premium channels.

    The Company's continuous objective is to decrease its level of churn. This reflects a change in the Company's strategy from prior years, in particular a shift from aggressive selling accompanied by high churn to lower subscriber growth with lower churn. The Company also introduced certain "stop-disconnect programs", which involve improved procedures for dealing with customers at the point of disconnect and limited discounts from the standard monthly fees, to prevent customers from disconnecting. The Company believes it will have a more positive effect on EBITDA, specifically by reducing its sales and marketing costs incurred to acquire new subscribers. For the years ended December 31, 2002 and 2001, the churn rate was 12.5% and 15.7%, respectively.

    The Company intends to achieve its goals through:

    - increasing rates for broadcast service as much as allowable by existing contracts and by doing so to reduce the pricing gap between basic and broadcast rates,

    - making moderate rate increases for basic service,

    - expanding of internet services in other cities in Poland,

    - continuing programs designed to reward loyal subscribers--so-called "loyalty offers"--directed to existing subscribers,

    - marketing offers to new subscribers with term commitments, and

    - systematically combating piracy.

    Historically, the Company has experienced high annual churn rates and has passed on the effects of inflation through price increases. This pricing strategy of passing on the effects of inflation through price increases commenced in January 1997 and was designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. dollar terms. Because the Company's current pricing strategy is aimed at maintaining subscribers, there were no price increases throughout 2002 on the basic package. Going forward, the Company intends to implement moderate rate increases, combined with the introduction of new channels in order to maintain a proper balance between the programming content and the price. The Company's rates for cable services are levied with 22% VAT.

    Cable television subscribers are billed monthly in advance and, as is customary in Poland, most of the Company's customers pay their bills through their local post office, bank or customer offices. However in order to reduce costs, the Company is currently introducing bi-monthly billing in 2003 following tests of this process in certain of its networks.

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

    INTERNET SERVICES. During the fourth quarter of 2000, the Company began providing internet services to its cable television customers. The Company is currently expanding its internet ready network in Warsaw and Krakow and planning to begin providing internet services in Gdansk and Katowice in the second quarter of 2003. The Company's internet service, provided by the Company under the brand "chello", was awarded the prize for "ISP Product of the Year 2002" by a prestigious local computer magazine. Revenue from internet services amounted to $4.1 million for fiscal year 2002 compared to $1.6 million for fiscal year 2001.

    Internet subscribers are charged a monthly subscription fee of $38.81 and $46.60 respectively for internet and combined cable TV and internet services (rates as of December 31, 2002, including 7% VAT on internet service part). The standard installation fee is approximately $63.80 for existing cable customers and approximately $77.90 for new cable customers (rates as of December 31, 2002, including 22% VAT). However, the promotional price for the installation fee which is offered regularly is $12.80 (rate as of December 31, 2002, including 22% VAT). On December 31, 2002, approximately 13,900, or 2.2%, of the Company's basic subscribers received Internet services. The maximum transfer speed is 512 Kbit download and 128 Kbit upload.

TECHNOLOGY AND INFRASTRUCTURE

    The Company believes the fiber-optic cable television networks that it has constructed, which serve approximately 887,700 or 89%, of its subscribers, are among the most technologically advanced in Poland and are comparable to cable television networks in the United States. All of the Company's networks that have been constructed by the Company have bandwidths of at least 550 MHz. New portions of the networks, which have more recently been constructed, are being designed to have minimum bandwidths of 860 MHz. The Company continues to upgrade any portions of its cable television networks that have bandwidths below 550 MHz (which generally are those acquired from other entities) to at least 860 MHz in an effort to prepare the networks for additional channels and services and reduce the number of satellite receivers and inventory parts required in the networks. The Company uses fiber-optic and coaxial cables, electronic components and connectors supplied by leading Western firms in its cable television networks.

    The Company has been able to avoid constructing its own underground conduits in certain areas by entering into a series of agreements with regional and local branches of the Polish national telephone company (known in the Polish telecommunications industry as "TPSA") which permit the Company to use TPSA's conduit infrastructure for an indefinite period of time or for fixed periods of up to 20 years. The Company also has agreements to undertake joint construction with another company for new conduits in certain areas. These agreements represent a major advantage to the Company since they permit the Company to minimize the costly and time-consuming process of building new conduit infrastructure where TPSA conduit infrastructure exists. As of December 31, 2002, approximately 74% of the Company's cable television plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA allow for termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause.

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

    In addition, some conduit agreements with TPSA provide that cables can be installed in the conduit only for the use of cable television. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. Since the fourth quarter of 2000, the Company has been providing internet services to its cable customers and renegotiating certain conduit agreements with TPSA. The Company believes that it is not in material violation of any of its conduit agreements with TPSA.

DISCONTINUED SEGMENTS

    Until December 7, 2001, the Company operated three segments, cable television, D-DTH and programming. The D-DTH and programming segments were discontinued in 2001.

D-DTH

    As part of the TKP transaction, which was consummated on December 7, 2001, the Company merged its existing D-DTH business with TKP's D-DTH and premium pay television business to distribute D-DTH services and programming to subscribers in Poland through TKP. Prior to the Canal+ merger the Company's multi-channel Polish-language D-DTH service was broadcast to Poland from its transmission facilities in Maidstone, U.K. The programming provided was the Wizja TV programming package, consisting of proprietary and third party channels. During 2001, as part of the Company's revised business strategy, the Company decided to discontinue its D-DTH business and, in connection with the Canal+ merger, the Company contributed its U.K. and Polish assets relating to the D-DTH business to TKP.

    From January 1, 2001 to December 7, 2001, the D-DTH segment produced
$55.7 million, or 40.2%, of the Company's total revenues for fiscal year 2001. This compares to $51.2 million, or 38.4%, of the Company's revenues in fiscal year 2000. A net loss of $168.0 million was attributable to the D-DTH segment for fiscal year 2001 as compared to a net loss of $74.4 million in fiscal year 2000. Assets valued at $320.2 million were attributable to the D-DTH segment at December 7, 2001.

PROGRAMMING

    The principal objective of the Company's programming business was to develop, acquire and distribute high-quality Polish-language programming that could be commercially exploited throughout Poland through D-DTH and cable television exhibition and to develop and maximize advertising sales. The Company, both directly and through joint ventures, produced television programming for distribution. The Company developed a multi-channel Polish platform under the brand name Wizja TV. Prior to the TKP transaction, Wizja TV's channel line-up included three channels: Wizja Jeden, Wizja Pogoda and Wizja Sport, which were owned and operated by the Company, and 35 channels that were produced by third parties, 8 of which were broadcast under exclusive agreements for pay television in Poland.

    In 2001, as part of the Company's revised business strategy to reduce costs, the Company decided to discontinue its programming business. In particular, the Company discontinued the development of its proprietary programming, such as Wizja Jeden, which was terminated in April 2001, Wizja Sport, which was terminated in December 2001, and Wizja Pogoda which was terminated in February 2002. The Company's transmission and uplink facilities in Maidstone, UK were contributed to TKP in connection with the TKP transaction. In connection with the TKP transaction, TKP assumed the programming rights and obligations directly related to the Company's D-DTH business and assumed the Company's guarantees relating to the Company's D-DTH business. The Company remains contingently liable for the performance under those assumed contracts. As of December 31, 2002, management estimates its potential exposure under these assigned contracts to be approximately $23.8 million.

    From January 1, 2001 to December 7, 2001, the programming segment had revenues of $5.9 million, or 4.3%, of the Company's total revenues for fiscal year 2001. This compares to $13.6 million, or 10.1%, of the Company's revenues in fiscal year 2000. A net loss of $340.5 million was attributable to the programming segment for fiscal year 2001 as compared to a net loss of $88.0 million in fiscal year 2000.

TKP and the Company have renegotiated the Company's third party channel agreements in order to separate the rights and obligations relating to D-DTH from those relating to cable television. In particular, TKP assumed the rights and obligations relating to distribution agreements of third party channels over the D-DTH system and the Company maintains rights and obligations relating to the distribution agreements of third party channels over its cable networks. To the extent that the programming agreements are not transferable, do not directly relate to the Company's former D-DTH business, or are not renegotiated or terminated, the Company has agreed to continue to provide TKP with certain benefits under those agreements.

PROGRAMMING FOR CABLE NETWORK

    As a result of the TKP transaction, the Company has renegotiated or is in the process of renegotiating contracts with certain third party channel providers, in an effort to reduce costs, strengthen its cable programming offerings by terminating certain agreements for poorly performing channels and entering into other agreements for popular channels based on consumer demand and preferences.

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms, which range from one to twenty years and require that the license fees be paid either at a fixed amount (guaranteed minimum) payable at the time of execution or based upon an actual number of subscribers connected to the system each month. As of December 31, 2002, the Company had an aggregate minimum commitment in relation to fixed obligations resulting from these agreements of approximately $38,342,000 over the next sixteen years. In addition the Company has a variable obligation in relation to these agreements, which is based on the actual number of subscribers in the month for which the fee is due.

    The Company has distributed Canal+ on a non-exclusive basis on some of its cable networks since October 1995. In connection with the TKP transaction, as of February 14, 2002, the Company began distributing "Canal+ Multiplex", a mixture of premium movies, premium sports and general entertainment, more broadly to the Company's cable subscribers.

    The Company continues to distribute across its cable networks the HBO Poland service, a Polish-language premium movie channel owned in part by Home Box Office. Starting from December 2002, the Company introduced the HBO 2 channel to most of its cable networks. HBO currently has exclusive rights in Poland to movies from Warner Bros.

    On January 1, 2003, an amendment to the Copyright Law came into force, which removed a statutory license to use content of various providers. To date, the statutory license has been used by all cable operators in Poland to retransmit domestic and foreign free-to-air (FTA) channels without formal agreements with the broadcasters, primarily Polish channels (TVP, Polsat, TVN) and a number of foreign FTAs (e.g. German channels). The removal of the statutory license resulted in the obligation for cable operators to enter into formal agreements with all broadcaster and copyright associations by January 1, 2003. Given the very short timeframe in which the statutory license was removed the Company remains in the process of negotiating and signing standard no fee contracts with broadcasters. The Company is trying to use this opportunity to optimize its programming offerings, as are other operators. Changes in the programming offerings begin being communicated to customers in March 2003.

    Temporary permission from key Polish FTAs--TVP (TVP1, TVP2, TVP3, TV Polonia), TVN (TVN, TVN7) and Polsat (Polsat, Polsat 2, TV4) were granted to Cable Association members, including the Company, just before the January 1, 2003 deadline. They range in duration from 90 days (TVN, Polsat) to 120 days
(TVP) and will have to be negotiated into long-term agreements in the near term.

COMPETITION

    The cable television industry in Poland has been and is expected to remain highly competitive. The Company competes with other cable television operators, as well as with companies employing numerous other methods of delivering television signals to subscribers, such as by terrestrial broadcast television signals, D-DTH services and multi-channel multipoint distribution systems. The extent to which the Company's services are competitive with alternative delivery systems depends, in part, upon the Company's ability to provide a greater variety of Polish-language programming at a more reasonable price than the programming and prices available through alternative delivery systems.

    Pay television services also face competition from a variety of other sources of news, information and entertainment such as newspapers, cinemas, live sporting events, interactive computer programs and home video products such as videocassette recorders and DVD players. The extent of this type of competition depends upon, among other things, the price, variety and quality of programming offered by pay television services and the popularity of television itself.

    In the cable television industry, the Company believes that competition for subscribers is primarily based on price, program offerings, customer service, ability to provide additional services such as internet and quality and reliability of cable networks.

    Operators of small cable networks, which are active throughout Poland, pose a competitive threat to the Company because they often incur lower capital expenditures and operating costs and therefore have the ability to charge lower fees to subscribers than does the Company. While these operators often do not meet the technical standards for cable systems under Polish law, enforcement of regulations governing technical standards has historically been poor. Regardless of the enforcement of these laws and regulations, the Company expects that operators of small cable networks will continue to remain a competitive force in Poland. In addition, due to certain loopholes in VAT regulations, some competitors of the Company do not charge 22% VAT on their services. This adversely affects the competitive position of the Company. The Company believes that after the accession of Poland to the European Union many such loopholes will be removed.

    During the fourth quarter of 2000, the Company began to provide internet services to its customers. The Company's main competitors in this area are telephony operators like TP SA and other cable television operators. The Company's competitors or their affiliates have significant resources, both financial and technological.

    In November 2002, a consortium of three investment funds (Hicks Muse Tate & Furst, Emerging Markets Partnership and Argus Capital Partners) signed an agreement to purchase the cable television assets of Elektrim Telekomunikacja. The cable television systems of Elektrim Telekomunikacja in Warszawa, Krakow and Zielona Gora serve approximately 370,000 cable television subscribers and 20,000 internet subscribers. The acquisition is subject to regulatory approvals.

    Multimedia and Vectra, two Polish cable television operators, continued their expansion in 2002, mostly through acquisitions of smaller networks. Each company claimed to have close to 400,000 cable television subscribers at the end of 2002.

PIRACY

    The Company views piracy of satellite and cable services as one of its main problems in Poland, not unlike other Central European cable and satellite operators. While there has historically been little enforcement of penalties against commercial exploitation of piracy, the issue is now receiving more attention from the Polish government. In addition, the Company, Canal+ and HBO agreed to intensify their efforts to reduce the piracy of cable and satellite signals as well as to combine their lobbying efforts in this regard. The Cable Association and its members have offered to support the joint effort.

TRADEMARKS

    The Company, either itself, through its subsidiaries or UPC, has filed or is in the process of filing for registration of its various trademarks. The PTK logo was registered for use in connection with television and programming services in July 1997. Variations of PTK have been registered in Poland. Also, numerous trademark applications have been filed in Poland for the various other trademarks. As part of the Company's revised business strategy, all Wizja related trademarks have been transferred or terminated. Trademarks for UPC have been registered internationally.

EMPLOYEES

    At December 31, 2002, the Company had approximately 914 full-time employees and approximately 13 part-time employees. At December 31, 2001, the Company had approximately 1,262 full-time employees and approximately 81 part-time employees. In 2002, the Company reduced staffing in a reorganization resulting from the discontinuance of the Company's D-DTH and programming businesses. In addition, as of December 31, 2002, the Company contracted approximately 118 salespersons, compared to 112 as of December 31, 2001, some of whom receive both commissions and fixed remuneration. From time to time, the Company employs additional salespersons on an as needed, commission only basis. In a division of one of the Company's subsidiaries, a trade union, which has a small number of members, was formed in mid-1999. The Company believes that its relations with its employees are good.

REGULATION

    The Company is subject to regulations in Poland and the European Union. Moreover, due to the planned accession of Poland to the European Union in 2004, many regulatory laws are being adjusted to EU requirements.

GENERAL

    Poland is still in the process of revising its telecommunications, broadcasting and copyright regulation. On July 21, 2000, the Polish Parliament passed the Telecommunications Law (the "TL") which changed the regulatory framework of telecommunications activities in Poland. The TL replaced the Communications Act of 1990 (the "Communications Act") and became effective as of January 1, 2001.

    Until the end of the year 2000, the operation of cable television systems was regulated primarily by the Communications Act. As of January 1, 2001, the operation of those television systems has been regulated by the TL. Operators are also subject to the provisions of the Polish Radio and Television Act of 1992 (the "Television Act").

    Currently the Polish telecommunications and media sector is regulated by:

    - The Polish Minister of Infrastructure (who as of July 24, 2001, assumed certain responsibilities of the Minister of Communications);

    - The Chairman of the Telecommunications and Post Regulation Office ("URTiP") (which replaced the Polish State Agency of Radiocommunications ("PAR"), established under the Communications Act); and

    - The Polish National Radio and Television Council (the "Council").

    Cable television operators in Poland are required to obtain permits from the Chairman of the URTiP for utilization of a public network for distribution of radio and television programming and must register certain programming that they transmit over their networks with the Council.

    Neither the Minister of Infrastructure nor the Chairman of the URTiP currently has the authority to regulate the rates charged by operators of cable television services. However, excessive rates could be challenged by the Polish Anti-Monopoly Office should they be deemed to constitute monopolistic or other anti-competitive practices. Until December 31, 2002, cable television operators in Poland were also subject to the Law on Copyright and Neighboring Rights of 1994 (the "Copyright Act") which provides intellectual property rights protection to authors and producers of programming. On January 1, 2003, the amendment to the Copyright Law came into force, based on which the statutory license for broadcasting free-to-air (FTA) was removed. Under the terms of the Television Act, broadcasters in Poland are regulated by, and must obtain a broadcasting license from, the Council.

TELECOMMUNICATION LAW

    Since January 1, 2001, the operation of cable and other television systems in Poland has been regulated under the TL, which replaced the previous Communications Act.

    The TL changes the licensing regime and the competencies of telecommunication authorities. The TL introduces a new authority, the Chairman of the URTiP. The Chairman of the URTiP has assumed most of the administration tasks previously performed by the Polish Minister of Communications and PAR. The Chairman of the URTiP is responsible for regulating telecommunication activities, including exercising control over operators and managing frequencies. The duties of the Minister of

Infrastructure are limited primarily to issuing secondary regulations. PAR along with the Polish State Telecommunications and Postal Inspection (PITiP) were liquidated as of January 1, 2001.

    Under the TL, cable television operators are required to obtain a permit from the Chairman of the URTiP for utilization of a public network for distribution of radio and television programming, except utilization of the network within the confines of a single building. The Chairman of the URTiP shall grant the permit to any interested entity authorized to do business in Poland and which complies with the conditions set forth in the TL. Applications for renewals of permits may be refused only if during the validity of the permit there have been circumstances justifying the refusal, revocation or limitation of the scope of the permit.

    Under the TL, a TL permit must be revoked if:

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

    Also, if the Chairman of the URTiP has not raised objections against the notification of telecommunication activity, he can make objections during the course of the performance of the telecommunications activity (for which the notification was required), if:

    - the operator violates the provisions of the TL and has not remedied the irregularities within the period of time specified in a decision issued by the Chairman of the URTiP, or

    - the performance of business activity causes a threat to national defense, national security or public safety and order.

    The TL permit may be revoked if the operator breaches the provisions of the TL, the permit or other decisions issued under the TL in any way, does not pay the required fees, or a decision on the liquidation or declaration of bankruptcy of the operator has been made.

    Permits issued under the Communications Act were automatically transformed into TL permits, if such permits were still required under the TL. Thus, the permits for the installation and operation of cable television systems, granted to the Company's subsidiaries became TL permits. This rule did not apply to the provisions of the permits issued under the Communications Act, the exercise of which would constitute a violation of the TL. All other licenses, authorizations and assignments expired by force of the law as of January 1, 2001.

    The Company holds 89 telecommunications permits, one for each of its headends, which allows it to utilize the public networks for distribution of radio and television programming.

    Under the TL, all operators are required to make their networks available to users who intend to commercially gather, process, store, use or grant access to information for others.

    Operators that perform their activities on the basis of a TL permit are required to allow other operators operating public networks to use their buildings, lines, conduits, poles, towers and masts, in particular, allowing them to use telecommunications equipment, where these activities would be impossible without such infrastructure sharing or would involve a significant cost. Operators are required to specify the conditions of the joint use in an agreement. If the parties cannot agree to specific conditions, either party may request the Chairman of the URTiP to issue a decision on joint use.

    The TL has eliminated most of the foreign ownership restrictions relating to telecommunications. However, the TL prohibited the provision of international telecommunications services using networks operated by foreign entities or companies with participation of foreign entities until December 31, 2002. Until this date, the Company was subject to this restriction. The Company was, however, able to provide international telecommunication services using the networks of other authorized Polish operators. It may also provide these services, including, since January 1, 2003, international telephony services, by using its own telecommunication networks.

    Except for the operation of radio and television networks and public telephone networks, the performance of all other telecommunications activities requires only notification to the Chairman of the URTiP.

    Other telecommunications activity includes:

    - provision of data transmission services using Company-owned telecommunication networks and the networks of other duly authorized operators; and

    - utilization of public data transmission networks created on the basis of cable television networks already utilized;

    - provision of internet access services using Company-owned telecommunication networks and the networks of other duly authorized operators.

    In addition, providing access to telecommunication services provided by other duly authorized operators with regard to domestic and international transmission of data while not requiring a telecommunications permit, does require certain reporting to the Chairman of the URTiP.

TELEVISION ACT

    THE POLISH NATIONAL RADIO AND TELEVISION COUNCIL. The Council, an independent agency of the Polish government, was created under the Television Act to regulate broadcasting in Poland. The Council has regulatory authority over both the programming that cable television operators transmit over their networks and the broadcasting operations of broadcasters.

    REGISTRATION OF PROGRAMMING. Under the Television Act, cable television operators must register each channel and the programming which will be aired on that channel with the Chairman of the Council prior to transmission. The Company's subsidiaries register their programming on a current basis and there are no outstanding issues in this respect.

COPYRIGHT PROTECTION

    Until December 31, 2002, television operators, including cable operators in Poland, were subject to the provisions of the Polish Copyright Act, which governs the enforcement of intellectual property rights. On January 1, 2003, the amendment to the Copyright Law came into force.

    In general, the holder of a Polish copyright for a program transmitted over the cable networks of a cable television operator has a right to receive compensation from such operator or to prevent transmission of the program. The rights of Polish copyright holders are generally enforced by organizations for collective copyright administration and protection such as Zwiazek Autorow i Kompozytorow Scenicznych (copyrights collective association or "ZAIKS") and Zwiazek Artystow Scen Polskich (artistic performance rights collective association or"ZASP"), and can also be enforced by the holders themselves.

    On January 1, 2003, the amendment to the Copyright Law came into force and removed the statutory license. To date, the statutory license has been used by all cable operators in Poland to retransmit domestic and foreign free-to-air
(FTA) channels without formal agreements with the broadcasters, primarily Polish channels (TVP, Polsat, TVN) and a number of foreign FTAs

(e.g. German channels). The removal of the statutory license resulted in the obligation for cable operators to enter into formal agreements with all broadcaster and copyright associations by January 1, 2003. Given the very short timeframe in which the statutory license was removed, the Company remains in the process of negotiating and signing standard no fee contracts with broadcasters. The Company, as other operators, is trying to use this opportunity to optimize its programming offerings and changes in the programming offerings begin being communicated to customers in March 2003.

    The removal of the statutory license was only a part of ongoing modifications of Polish Law intended to bring the Polish legal system in line with EU standards. It was not synchronized with a long-overdue overhaul of copyright law, now anticipated in the course of 2003. The new law will be expected to resolve some of the current issues in Polish copyright law (numerous collecting societies, unclear competencies, unreasonable demands) and to bring about general agreement between operators, broadcasters and collecting societies on copyright rates.

    In reaction to the recent amendment to the Copyright Law, the Company and Poland's other major operators have, under the umbrella of the Polish Cable Association, sent termination notices to ZAIKS and ZASP. In the Company's opinion, under current Polish copyright law, these collective associations are not entitled to collect fees from cable operators.

ANTI-MONOPOLY ACT

    MARKET DOMINANCE. Companies that obtain control of 40% or more of the relevant market and do not encounter significant competition may be deemed to have market dominance, and therefore face greater scrutiny from the Anti-Monopoly Office.

    From time to time, the Company receives inquiries from and are subject to review by various divisions of the Anti-Monopoly Office.

FOREIGN OWNERSHIP RESTRICTIONS

    Until January 1, 2001, the Communications Act was in effect. It provided that permits could only be issued to and held by Polish citizens, or companies in which foreign persons held no more than 49% of the share capital, ownership interests and voting rights. In addition, under the Communications Act, a majority of the management and supervisory board of any cable television operator holding permits was required to be comprised of Polish citizens resident in Poland. These restrictions did not apply to any permits issued prior to July 7, 1995. The TL, which came into force on January 1, 2003, has eliminated most of the foreign ownership restrictions relating to telecommunications.

POLAND'S EU MEMBERSHIP APPLICATION

    In 1994, Poland made an official application for membership in the EU. Negotiations on the terms of Poland's proposed admission to the EU commenced in March 1998. Poland has announced May 1, 2004 as a target date for accession. If Poland joins the EU, it would be required to implement and obey all of the laws and regulations emanating from the European Commission, including the Television Without Frontiers Directive and the EC competition law in their then current versions.

    Poland finalized its negotiations with the European Union during a summit meeting in Copenhagen on December 13, 2002. The Accession Treaty is to be signed during a summit meeting in Athens on April 16, 2003. In June 2003, Poland will organize a referendum on EU membership. If more than 50% of voters vote in favor, Poland will become an EU member on May 1, 2004.

EU-REGULATION OF COMPETITION

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

    The European Commission has the power to fine heavily (up to 10% of a group's annual worldwide turnover) in relation to a breach of Article 81 or in relation to abusive conduct under Article 82. Agreements or practice that breach these provisions will be void and unenforceable in national courts and third parties that suffer loss as a result of a breach of Article 81 or Article 82 can sue for damages and/or seek injunctive relief. The Company does not believe that any of its current agreements infringe Article 81(1) or Article 82. If the European Commission were to find the agreements infringed Article 81(1) or
Article 82, the agreements would be void and unenforceable. The parties could also be fined and liable to damages to third parties.

ITEM 2. PROPERTIES

    On December 31, 2002, the Company owned equipment used for its cable television business, including 88 headends for cable networks, and approximately 6,381 kilometers of fiber-optic and coaxial cable plant. The Company has approximately 124 lease agreements for offices, storage space and land adjacent to the buildings. The total area leased amounts to approximately 20,500 square meters. The areas leased by the Company range from 2 square meters up to 4,750 square meters. The agreements are for specified and unspecified periods of time and those for an unspecified period may be terminated with relatively short notice periods by either party, usually three months.

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

    Leases to which the Company was a party that related to its programming and D-DTH businesses have been assigned to TKP. These leases were for real property located in the U.K. and in Poland for office space and premises providing satellite receiving, production, post-production and program packaging facilities.

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

HBO ARBITRATION

    The Company is involved in a dispute with HBO Communications (UK) Ltd., Polska Programming B.V. and HBO Poland Partners concerning its cable carriage agreement ("Cable Agreement") and its D-DTH carriage agreement ("D-DTH Agreement") for the HBO premium movie channel. With respect to the Cable Agreement, on April 25, 2002, the Company commenced an arbitration proceeding before the International Chamber of Commerce, claiming that HBO was in breach of the "most favored nations" clause thereunder ("MFN") by providing programming to other cable operators in the relevant territory on terms that are more favorable than those offered to the Company. Specifically, the Company contends that its "Service Fee" under the Cable Agreement should not include any minimum guarantees because such minimum guarantees are not required of other cable operators in the relevant territory.

    In its answer in the arbitration, HBO asserted counterclaims against the Company, alleging that the Company was liable for minimum guarantees under the Cable Agreement, and also that the Company was liable for an increase in minimum guarantees under the D-DTH Agreement, based on the fact that UPC Polska merged its D-DTH business with Cyfra+ in December 2001. The Company responded to the counterclaims by (i) denying that it owes any sums for minimum guarantees under the Cable Agreement, in light of the MFN clause, and (ii) by denying that it owes any sums for an increase in minimum guarantees under the D-DTH Agreement, because it has not purchased an equity interest in HBO, a condition on which UPC contends the increase in minimum guarantees is predicated under the D-DTH Agreement. The Company intends to vigorously prosecute its claims and defend against HBO's counterclaims. Given that the actual number of future D-DTH subscribers is unknown, the Company is unable to estimate the extent of the financial impact, if any, on the Company, should HBO prevail on its D-DTH counterclaim.

    The case is currently in arbitration. The parties are in the process of preparing the terms of reference which includes mapping out discovery needs, timing/briefing schedule for future motions, and hearing dates, which will be subject to the approval by arbiters. The Company is unable to predict the outcome of the arbitration process.

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

    Wizja TV Sp. z o.o. has been accused of infringing broadcast and advertising rights which Darmon purports to hold. Darmon has accused Wizja TV Sp. z o.o. of interrupting the broadcast signal of the UEFA Cup match on October 21, 1999 between Lodz Football Club and AS Monaco. Darmon seeks damages in the amount of Euro 1,985,000 (approximately $2,081,400) from Wizja Sp. z o.o. The case has been suspended indefinitely as UFA Sport, Sport+, the sport rights division of Canal+ and Darmon merged to become a new sport rights agency. Whilst Wizja TV Sp. z o.o. is no longer a subsidiary of the Company, the Company has provided a full indemnity of any costs Wizja TV
Sp. z o.o. may suffer as a consequence of the action.

    Considering the fact that UPC and Canal + merged their digital platforms in Poland and that Groupe Jean-Claude Darmon also merged with Canal + Sport, the parties decided to suspend the proceedings. Consequently, they asked the Court to register the case at the "parties' roll" ("ROLE DES PARTIES"). The Court accepted this request at its hearing on October 24, 2001.

    Groupe Jean-Claude Darmon decided to withdraw its suit against UFA Sports GmbH, Wizja TV Sp.z o.o. and the Lodz football club and asked the Court on September 19, 2002 to strike off the roll of the case. Consequently, the Paris Commercial Court did not pass judgment.

ZASP (COPYRIGHTS COLLECTIVE ASSOCIATION).

    The claim was made in the Court on April 9, 2002 by ZASP. ZASP claims payments of copyright and neighboring rights for using artistic performances in cable TV transmission. The Company responded to the court claiming that artistic performances are not entitled to any remuneration and therefore the claim is meritless. Additionally, based on a request from ZASP, the court ordered the Company to disclose information concerning gross revenues accruing to it as of June 1, 1998. The District Court Decision was appealed by the Company on
July 2, 2002, based on the same argument as the response to the claim.

    On January 17, 2003 the Appeals Court rejected the Company's appeal and supported the order of the District Court. The Company has not yet received a written Court Statement. The case commenced in District Court and the Company is planning further legal action to dismiss the ZASP claim. On January 23, 2003, the Company brought an additional letter to the Court requesting it to reject the ZASP claim as inadmissible in the civil court jurisdiction in which it was filed. The Company is unable to predict the outcome of the case or estimate the range of potential loss.

RCI CLAIM

    On January 15, 2003, Reece Communications, Inc ("RCI") filed a complaint in the Superior Court in New Castle County, Delaware against the Company regarding the Company's default on a Promissory Note due August 28, 2003 in the original principal amount of $10 million, payable by the Company to RCI. The demand was made for immediate payment in full of the unpaid $6.0 million principal amount of the Promissory Note together with all accrued and unpaid interest on this note at the default rate. The litigation has not been officially served on the Company and is currently in its very early stages. The Company has not paid any amounts demanded by RCI, or filed responsive pleadings in the litigation. Likewise, a trial date has not been set and the parties have not yet commenced discovery.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    UPC Polska, Inc.'s common stock is owned by UPC and is not traded on any public trading market.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 have been derived from the Company's audited consolidated financial statements. For the year ended
December 31, 1998 and the period from January 1, 1999 through August 5, 1999, prior to the acquisition by UPC (the acquisition is described in note 1 and 4 to the consolidated financial statements contained in this Annual Report on Form 10-K) the Company operated under the name "@Entertainment, Inc.". On December 7, 2001, the Company sold its D-DTH and programming business to TKP, a subsidiary of Canal+ in which the Company retained a minority interest. The consolidated financial data presented below have been derived from the consolidated financial statements of the Company and the notes prepared in conformity with generally accepted accounting principles as applied in the United States. The selected consolidated financial data should be read in conjunction with"Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                          SUCCESSOR                      PREDECESSOR
                                       -----------------------------------------------   -----------
                                                          YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------
                                         2002        2001         2000         1999         1998
                                       ---------   ---------   ----------   ----------   -----------
                                                   (STATED IN THOUSANDS OF U.S. DOLLARS)
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents............  $ 105,646   $ 114,936   $    8,879   $   35,520     $ 13,055
Restricted cash......................         --      26,811           --           --           --
Trade accounts receivable, net of
allowance for doubtful debts.........      7,742       7,360       18,627       12,808        7,408
Programming and broadcast rights.....         --          --       10,317        7,200        9,030
Due from the Company's affiliates....      4,013      13,783       12,469           --           --
Other current assets.................      2,089       1,208        8,409       12,668       21,063
Property, plant and equipment, net...    120,748     143,206      291,512      218,784      213,054
Inventories..........................      3,355       4,035        6,596        5,511        8,869
Intangible assets, net...............      1,608     370,062      862,116      906,987       43,652
Investment in affiliated companies...      3,277      24,530       16,229       19,393       19,956
Other assets.........................         --          --           --           --       12,287
                                       ---------   ---------   ----------   ----------     --------
    TOTAL ASSETS:....................    248,478     705,931    1,235,154    1,218,871      348,374
Short-term debt and current portion
  of long term debt..................    478,883     461,886           --           --        6,500
Other current liabilities............     33,057      84,472      109,021       77,215       50,764
Long-term debt.......................    444,767     403,710      721,442      534,696      257,454
Other non-current liabilities........         --          --        1,469           --           --
                                       ---------   ---------   ----------   ----------     --------
    TOTAL LIABILITIES................    956,707     950,068      831,932      611,911      314,718
TOTAL SHAREHOLDER'S
  (DEFICIT)/EQUITY...................  $(708,229)  $(244,137)  $  403,222   $  606,960     $ 33,656

                                                   SUCCESSOR                                 PREDECESSOR
                              ---------------------------------------------------   -----------------------------
                                                                   PERIOD FROM       PERIOD FROM
                                  YEAR ENDED DECEMBER 31,        AUGUST 6, 1999       JANUARY 1,      YEAR ENDED
                              -------------------------------        THROUGH         1999 THROUGH    DECEMBER 31,
                                2002        2001       2000     DECEMBER 31, 1999   AUGUST 5, 1999       1998
                              ---------   --------   --------   -----------------   --------------   ------------
                                         (STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)
Revenue.....................  $  79,675   $138,722   $133,583       $  38,018          $  46,940       $  61,859
Operating expenses:
  Direct operating
    expenses................     40,985    111,270    132,154          69,351             70,778          61,874
  Selling, general and
    administrative
    expenses................     27,325     64,301     63,156          46,874             51,034          74,494
  Depreciation and
    amortization............     28,361    126,042    109,503          40,189             23,927          26,304
  Impairment of long-lived
    assets..................      1,868     22,322      7,734           1,091                 --              --
                              ---------   --------   --------       ---------          ---------       ---------
Total operating expenses....     98,539    323,935    312,547         157,505            145,739         162,672

  Operating loss............    (18,864)  (185,213)  (178,964)       (119,487)           (98,799)       (100,813)
Loss on disposal of D-DTH
  business..................         --   (428,104)        --              --                 --              --
Interest and investment
  income, third party.......      3,086      1,560      1,329             731              2,823           3,355
Interest expense............    (99,846)   (95,538)   (73,984)        (24,459)           (28,818)        (21,957)
Share in results of
  affiliated companies......    (21,253)   (14,548)      (895)           (291)            (1,004)         (6,310)
Foreign exchange gain /
  (loss), net...............     14,133    (27,511)     3,397          (2,637)            (2,188)           (130)
Non-operating income/
  (expense), net............      1,561         --        591           1,977                 --              --
                              ---------   --------   --------       ---------          ---------       ---------
Loss before income taxes....   (121,183)  (749,354)  (248,526)       (144,166)          (127,986)       (125,855)

Income tax expense..........        (94)      (124)      (285)            (11)               (30)           (210)
Net loss before accretion of
  redeemable preferred
  stock.....................   (121,277)  (749,478)  (248,811)       (144,177)          (128,016)       (126,065)
Accretion of redeemable
  preferred stock...........         --         --         --              --             (2,436)             --
Net loss before cumulative
  effect of accounting
  change....................   (121,277)  (749,478)  (248,811)       (144,177)          (130,452)       (126,065)
Cumulative effect of
  accounting change.........   (370,966)        --         --              --                 --              --
                              ---------   --------   --------       ---------          ---------       ---------
Net loss applicable to
  holders of common stock...   (492,243)  (749,478)  (248,811)       (144,177)          (130,452)       (126,065)
                              =========   ========   ========       =========          =========       =========
Basic and diluted net loss
  per common share..........        N/A        N/A        N/A             N/A          $   (3.90)      $   (3.78)
                              =========   ========   ========       =========          =========       =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    During 2001, the Company undertook a review of its long-term business strategy. This review resulted in the disposition and elimination of its D-DTH and programming segments, merger of its D-DTH business with TKP's D-DTH and premium pay television business, with the Company retaining a 25% equity interest in TKP, and a determination by the Company to focus on its cable operations.

    As a result of the disposition of the D-DTH business and the resulting elimination of the programming business, the Company's revenues decreased
$59.0 million or 42.5% from $138.7 million for the year ending December 31, 2001, to $79.7 million for the year ending December 31, 2002. The Company's operating loss, however, decreased from $185.2 million for the year ended December 31, 2001 to $18.9 million for the year ended December 31, 2002. This was primarily due to the elimination of costs associated with the operation of the Company's D-DTH and programming businesses, as well as a reduction in cable direct operating and administrative expenses (following the organizational changes introduced in 2002).

    On December 7, 2001, the Company merged its existing D-DTH platform with the D-DTH and premium television business of TKP, an entity controlled and operated by Canal+, with the Company retaining a 25% equity interest in TKP. This transaction resulted in the discontinuance of the Company's D-DTH and programming businesses. For a discussion of the Company's transaction with Canal+, please refer to Item 1 "Business--The Canal+ Merger." The Company valued its 25% interest in TKP at $26.8 million as of December 7, 2001. The total loss recognized in 2001 on the disposition of the Company's D-DTH assets in 2001 was $428.1 million comprised of:

    - the value of its 25% interest in TKP at $26.8 million,

    - the funding of a loan to TKP in the amount of $26.8 million,

    - proceeds from the transaction of $133.4 million,

    - the book value of the disposed D-DTH assets of $320.2 million,

    - professional fees and other expenses associated with the transaction of $10.9 million,

    - $12.8 million in costs associated with the termination of the programming agreements, and

    - the write-off of programming goodwill of $217.6 million.

    Under the Agreement, on February 1, 2002, PTC loaned TKP 30 million Euros from the Canal+ Proceeds (the "JV Loan"). On February 27, 2003, the JV loan was repaid to the Company in the principal amount of 30 million Euros and subsequently contributed by the Company to TKP's paid-in capital, following the shareholders' resolution to increase share capital of TKP. The Company acquired 60,000 registered C series shares at the issue price of 500 Euros each. Canal+ and PolCom contributed together 90 million Euros into paid-in capital on the same date. After the contribution, PTC continued to hold 25% of TKP's shares. As the loan granted to TKP of 30 million Euros was included in the fair market value of the investment in TKP as of December 7, 2001, the above transactions (repayment of the loan to the Company by TKP and further capital contribution of 30 million Euros) have no influence on the valuation of the investment in TKP.

    The Company divides operating expenses into:

    - direct operating expenses,

    - selling, general and administrative expenses, and

    - depreciation and amortization expenses.

    During the fiscal year ending December 31, 2002, direct operating expenses consisted of programming expenses, maintenance and related expenses necessary to service, maintain and operate the Company's cable systems, billing and collection expenses and customer service expenses. Selling, general and administrative expenses consisted principally of administrative costs, including office related expenses, professional fees and salaries, wages and benefits of non-technical employees, advertising and marketing expenses, bank fees and bad debt expense. Depreciation and amortization expenses consisted of depreciation of property, plant and equipment and amortization of intangible assets.

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

    Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see note 5 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements contained in this Annual report on Form 10-K.

GOODWILL AND OTHER INTANGIBLES

    Prior to the acquisition of the Company's outstanding shares by United Pan-Europe Communications N.V. ("UPC") ("the Acquisition"), goodwill, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over the expected periods to be benefited, generally ten years, with the exception of amounts paid relating to non-compete agreements. The portion of the purchase price relating to non-compete agreements was amortized over the term of the underlying agreements, generally five years.

    Effective as of the date of the Acquisition, August 6, 1999, the Company revalued all its previously existing goodwill, including amounts related to non-compete agreements that related to transactions completed prior to the Acquisition. The goodwill that was pushed down to the Company was amortized on a straight-line basis over the expected periods to be benefited, which is fifteen years.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), which was adopted effective July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after September 30, 2001. The Company has applied
SFAS 141 to its only applicable transactions, the purchases of minority interests in TKP and PCBV on December 7, 2001 and August 28, 2001, respectively.

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

    The Company has worked with an external party to assist in the determination and comparison of the fair value of the Company's reporting units with their respective carrying amounts, including goodwill. The Company completed the first step of the goodwill impairment test as required by SFAS 142 and determined that an indication of potential goodwill impairment exists. Accordingly, the Company also completed the second step of the test to quantify the amount of the impairment. The impact of the impairment loss on the consolidated financial statements is discussed in detail in note 9 to the consolidated financial statements contained in this Annual Report on Form 10-K.

    The fair value of the Company's reporting units was estimated using the expected present value of future cash flows as well as a market multiple approach, under which a risk adjusted market multiple obtained by comparison with various publicly traded companies in the cable industry, was applied to the Company's revenue stream. As a result, in the fourth quarter of 2002, based upon the Company's transitional assessment, the Company recorded a goodwill impairment charge of $371.0 million, net of income taxes of zero as a cumulative effect of accounting change.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the recoverability of long-lived assets (mainly property, plant and equipment, intangibles, and certain other assets) by determining whether the carrying value of the asset can be recovered over the remaining life of the asset through projected undiscounted future operating cash flows expected to be generated by such asset. If the carrying value of the asset group is determined not to be recoverable, an impairment in value is estimated to have occurred and the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. Additionally, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove to be insufficient, the Company may need to impair certain of its long-lived assets. The Company has evaluated the impact of the adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") and determined based on its assessment that there is no impairment of its long-lived assets, other than write off of certain intangibles as disclosed in Note 9 to the consolidated financial statements of this Annual Report on Form 10-K.

REVENUE RECOGNITION

    Revenue related to the provision of cable television and internet services to customers are recognized in the period in which the related services are provided in accordance with SFAS No. 51, "Financial Reporting by Cable Television Companies" ("SFAS 51"). D-DTH revenues were recognized in accordance with SAB 101 "Revenue Recognition in Financial Statements". Initial installation fees related to cable television and internet services are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. However, due to regular promotional prices set up for installation fees, the Company's direct selling costs exceed the associated gross installation revenue and accordingly the Company did not report any deferred revenue on installations as of December 31, 2002 and December 31, 2001.

SEGMENT RESULTS OF OPERATIONS

    Prior to December 7, 2001, the Company and its subsidiaries classified its business into four segments: (1) cable television, (2) D-DTH television,
(3) programming, and (4) corporate. As a result of the disposition of the D-DTH business and the resulting elimination of the programming business in December 2001, beginning January 1, 2002, the Company operated with only one segment, its cable television business. In addition to other operating statistics, the Company measures its financial performance by EBITDA.

    The following table presents an aggregation of the Company's segment results of operations for the year ended December 31, 2002, with comparative information for the years ended December 31, 2001 and the year ended December 31, 2000. However, the results of D-DTH and programming segments in the year 2001 cover the period from January 1, 2001 to December 7, 2001.

                         SEGMENT RESULTS OF OPERATIONS

                                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
                                               DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2000
                                               -----------------   -----------------   -----------------
                                                                    (IN THOUSANDS)
REVENUES
Cable........................................      $ 79,675            $  77,123           $  68,781
D-DTH(1).....................................            --               55,692              51,239
Programming(1)...............................            --               66,065              68,697
Corporate and Other(2).......................            --                   --                  --
Intersegment elimination.....................            --              (60,158)            (55,134)
                                                   --------            ---------           ---------
TOTAL........................................      $ 79,675            $ 138,722           $ 133,583
OPERATING LOSS
Cable........................................      $(18,864)           $ (53,076)          $ (44,581)
D-DTH(1).....................................            --              (80,863)            (55,018)
Programming(1)...............................            --              (39,184)            (71,858)
Corporate and Other(2).......................            --              (12,090)             (7,507)
                                                   --------            ---------           ---------
TOTAL........................................      $(18,864)           $(185,213)          $(178,964)
EBITDA
Cable........................................      $ 11,365            $   1,713           $   1,203
D-DTH(1).....................................            --              (10,147)             (6,932)
Programming(1)...............................            --              (16,325)            (48,491)
Corporate and Other(2).......................            --              (12,090)             (7,507)
                                                   --------            ---------           ---------
TOTAL........................................      $ 11,365            $ (36,849)          $ (61,727)

------------------------

(1) Discontinued operation. Disposed of on December 7, 2001.

(2) Included in Cable for 2002.

    EBITDA is one of the primary measures used by chief decision makers to measure the Company's operating results and to measure segment profitability and performance. Management believes that EBIDTA is meaningful to investors because it provides an analysis of operating results using the same measures used by the Company's chief decision makers, that EBIDTA provides investors with the means to evaluate the financial results as compared to other companies within the same industry and that it is common practice for institutional investors and investment bankers to use various multiples of current or projected EBITDA for purposes of estimating current or purposes of estimating current or prospective enterprise value.

    The Company defines EBITDA to be net loss adjusted for depreciation and amortization, impairment of long-lived assets, loss on disposal of D-DTH business, interest and investment income, interest expense, share in results of affiliated companies, foreign exchange gains or losses, non operating income or expense, income tax expense and cumulative effect of accounting change. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance.

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

    The Company's net loss reconciles to consolidated EBITDA as follows:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Net loss....................................................  $(492,243)  $(749,478)  $(248,811)
Add back:
  Depreciation and amortization.............................     28,361     126,042     109,503
  Impairment of long-lived assets...........................      1,868      22,322       7,734
  Loss on disposal of D-DTH business........................         --     428,104          --
  Interest and investment income............................     (3,086)     (1,560)     (1,329)
  Interest expense..........................................     99,846      95,538      73,984
  Share in results of affiliated companies..................     21,253      14,548         895
  Foreign exchange (gains) / loss...........................    (14,133)     27,511      (3,397)
  Non-operating (income)/expense............................     (1,561)         --        (591)
  Income tax expense........................................         94         124         285
  Cummulative effect of accounting change, net of income
    taxes...................................................    370,966          --          --
                                                              ---------   ---------   ---------
EBITDA......................................................  $  11,365   $ (36,849)  $ (61,727)
                                                              =========   =========   =========

2002 COMPARED WITH 2001

    REVENUE. Revenue decreased $59.0 million, or 42.5%, from $138.7 million in the year ended December 31, 2001 to $79.7 million in the year ended
December 31, 2002, primarily as a result of the elimination of the Company's D-DTH and programming businesses. During the same period, the revenues from the Company's cable operations increased by $1.5 million, or 1.9%, from $77.1 million to $78.6 million in the year ended December 31, 2001 and 2002, respectively. This increase was attributable to a number of factors. Revenue from internet subscriptions increased from $1.6 million for the year ended December 31, 2001 to $4.1 million for the year ended December 31, 2002. This increase was partially offset by a decrease in the number of cable basic subscribers. In addition, during the first six months of the year ended December 31, 2002, the Company generated revenue of $2.1 million from certain call center services such as billing and subscriber support and IT services, provided to TKP. There were no such revenues generated during 2001 and after June 2002.

    Revenue from monthly subscription fees represented 95.4% and 95.5% of cable revenue for the year ended December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, the Company generated approximately $3.9 million of premium subscription revenue as a result of providing the HBO Poland movie channels and the Canal+ Multiplex channels to cable subscribers as compared to $4.6 million for the year ended December 31, 2001, when both HBO and Wizja Sport were provided as premium channels.

    Revenue from installation fees amounted to $473,000 for the year ended December 31, 2002 as compared to $730,000 for the year ended December 31, 2001.

    DIRECT OPERATING EXPENSES.  Direct operating expenses decreased
$70.3 million, or 63.2%, from $111.3 million for the year ended December 31, 2001 to $41.0 million for the year ended December 31, 2002, primarily as a result of the elimination of the Company's D-DTH and programming businesses. During the same period, direct operating expenses for the Company's cable operations decreased $9.6 million, or 19.0%, from $50.6 million for the year ended December 31, 2001 to $41.0 million for the year ended December 31, 2002, principally as a result of the decrease in programming expenses resulting from the discontinuation of the Wizja Jeden and Wizja Sport channels, a decrease in programming charges (as a result of renegotiation of certain programming agreements) and a decrease in the number of subscribers.

    Direct operating expenses decreased from 80.2% of revenues for the year ended December 31, 2001 to 51.4% of revenues for the year ended December 31, 2002. Direct operating expenses relating to cable operations decreased from 65.6% of revenues for the year ended December 31, 2001 to 52.2% of revenues for the year ended December 31, 2002. The decreases in direct operating expenses as a percentage of revenues in such periods occurred primarily for the same reasons that resulted in the decreases in direct operating expenses during such periods.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $37.0 million, or 57.5%, from $64.3 million for the year ended December 31, 2001 to $27.3 million for the year ended December 31, 2002, primarily as a result of the elimination of the Company's D-DTH and programming businesses. During the same period, selling, general and administrative expenses relating to cable operations decreased $6.0 million, or 24.2%, from $24.8 million for the year ended December 31, 2001 to $18.8 million for the year ended December 31, 2002. This decrease was attributable mainly to a decrease in bad debt expense (of approximately $3.6 million), selling and marketing expenses and improved operating efficiency.

    As a percentage of revenue, overall, selling, general and administrative expenses decreased from 46.4% for the year ended December 31, 2001 to approximately 34.3% for the year ended December 31, 2002. As a percentage of cable operations revenue, selling, general and administrative expenses relating to cable operations decreased from 32.2% for the year ended December 31, 2001 to approximately 23.9% for the year ended December 31, 2002. The decreases in selling, general and administrative expenses as a percentage of revenues in such periods occurred primarily for the same reasons that resulted in the decreases in selling, general and administrative expenses during such periods.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased $97.6 million, or 77.5%, from $126.0 million for the year ended December 31, 2001 to $28.4 million for the year ended December 31, 2002, principally as a result of the elimination of the Company's D-DTH and programming businesses, as well as the non-amortization of goodwill, resulting from the application of SFAS 142. Depreciation and amortization expense as a percentage of revenues decreased from 90.8% for the year ended December 31, 2001 to 35.6% for the year ended December 31, 2002.

    Depreciation and amortization expense relating to cable operations decreased $26.6 million, or 48.5%, from $54.8 million for the year ended December 31, 2001 to $28.2 million for the year ended December 31, 2002, as a result of the non-amortization of goodwill, resulting from the application of SFAS 142. Depreciation and amortization expense relating to cable operations as a percentage of cable operations revenues decreased from 71.1% for the year ended December 31, 2001 to 35.9% for the year ended December 31, 2002, principally for the same reasons that resulted in the decrease in depreciation and amortization expense in such periods.

    IMPAIRMENT OF LONG-LIVED ASSETS.  Impairment of long-lived assets of
$1.9 million for the year ended December 31, 2002 represents the write-off of intangible assets (mainly franchise fees recorded in 1995) as the assets were determined to have no service potential and do not contribute directly or indirectly to the Company's future cash flows. Impairment of long-lived assets of $22.3 million and $7.7 million for the years ended December 31, 2001 and 2000, respectively, related entirely to impairment of D-DTH equipment.

    OPERATING LOSS AND MARGIN. Each of the factors discussed above contributed to the operating loss of $18.9 million for the year ended December 31, 2002, as compared to an operating loss of $185.2 million for the year ended December 31, 2001.

    Operating losses relating to cable operations amounted to $11.3 million for the year ended December 31, 2002, as compared to $53.1 million for the year ended December 31, 2001.

    The composition of customers receiving basic, intermediate and premium or internet services influences the Company's operating margin in the following ways:

    - The average price charged to customers receiving each of the services is different, influencing the Company's total revenue.

    - Programming expenses are incurred only in relation to the provision of basic and premium service. Due to certain channels being charged to the Company on a fixed fee basis (minimum guarantee), the Company's operating margin is adversely affected when the actual number of subscribers is lower than the guaranteed level of subscribers under certain of the Company's programming agreements.

    - Intermediate service generally does not require programming charges (mainly "free to air" channels are provided under this service). Fees for intermediate service are significantly lower than basic service (on average fees generated from our intermediate service are approximately 10% of those generated from basic service).

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

    - The internet service is subject to direct expenses of approximately 40% of revenue from the provision of internet access services and therefore contributes positively to the operating margins of the Company.

    INTEREST AND INVESTMENT INCOME. Interest and investment income amounted to $3.1 million and $1.6 million for the year ended December 31, 2002 and 2001, respectively. The increase is primarily due to an increase in interest received on bank deposits. The Company's average cash balances were significantly higher during 2002, due to proceeds from the Canal+ Merger held in interest-bearing accounts.

    INTEREST EXPENSE, THIRD PARTY. Interest expense increased $7.2 million, or 14.1%, from $51.2 million for the year ended December 31, 2001 to $58.4 million for the year ended December 31, 2002. Interest expense relates mainly to interest accrued on the Company's 14 1/2% Senior Discount Notes due 2008, Series C Discount Notes due 2008 and 14 1/2% Senior Discount Notes due 2009 (together, the "UPC Polska Notes") and 9 7/8% Senior Notes due 2003 of the Company's subsidiary, Poland Communications, Inc. (the "PCI Notes"). The increase in interest expense occurred due to accretion of the principal of the UPC Polska notes.

    INTEREST EXPENSE CHARGED BY UPC, AND ITS AFFILIATES. Interest expense decreased $2.9 million, or 6.5%, from $44.3 million for the year ended December 31, 2001 to $41.4 million for the year ended December 31, 2002.

    SHARE IN RESULTS OF AFFILIATED COMPANIES.  The Company recorded
$21.3 million of expense relating to its share in losses of affiliated companies for the year ended December 31, 2002. The losses relate to the Company's investments in TKP and Fox Kids Polska (FKP). The investment in TKP was written down by $19.1 million to zero as a result of TKP's losses in 2002. In addition, as of December 31, 2002, the Company reviewed the carrying value of its investment in FKP and recognized a loss of $2.2 million resulting from its share of FKP's losses.

    FOREIGN EXCHANGE GAIN/LOSS, NET. For the year ended December 31, 2002, foreign exchange gains amounted to $14.1 million, as compared to the foreign exchange loss of $27.5 million for the year ended December 31, 2001. This gain was attributable to the significant depreciation of the U.S. dollar against the Euro during the second and third quarter of 2002 (the majority of the Company's cash deposits were held in Euros until July 2002 when they were converted into U.S. dollars) and the appreciation of the zloty against the U.S. dollar by 3.70% for the year ended December 31, 2002. The foreign exchange loss for the year ended December 31, 2001 was primary due to a realized foreign exchange loss of $25.7 million on the disposition of the Company's D-DTH assets, Twoj Styl and Mazowiecki Klub Sportowy Spolka Akcyjna.

    CUMULATIVE EFFECT OF ACCOUNTING CHANGE. During 2002, upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", the Company recorded a cumulative effect of accounting change of $371.0 million representing the goodwill write-off relating to the Company's cable business.

    INCOME TAX EXPENSE. The Company recorded $94,000 of income tax expense for the year ended December 31, 2002 as compared to $124,000 for the year ended December 31, 2001.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders decreased from a loss of $749.5 million for the year ended December 31, 2001 to a loss of $492.2 million for the year ended December 31, 2002 due to the factors discussed above.

2001 COMPARED WITH 2000

CABLE SEGMENT

    REVENUE.  Revenue from the Company's cable operations increased
$8.3 million or 12.1% from $68.8 million for the year ended December 31, 2000 to $77.1 million for the year ended December 31, 2001. This increase was primarily attributable to the appreciation of the Polish zloty against the U.S. dollar, as well as an increase in monthly subscription rates for cable television service. Additionally, approximately $1.6 million, or 2.1%, of cable revenues for fiscal year 2001 were attributable to the Company's internet service offering, which was first offered in December 2000.

    Revenue from monthly subscription fees as a percentage of total cable revenue decreased 1.8% from 97.3% for the year ended December 31, 2000 to 95.5% for the year ended December 31, 2001. During the year ended December 31, 2001, the Company generated approximately $4.6 million in revenue from premium services due primarily to the provision of HBO Poland and Wizja Sport channels to cable subscribers, as compared to $4.5 million for the year ended
December 31, 2000 (although the Company expanded Wizja Sport into its basic package as of March 24, 2001 and closed it as of December 31, 2001).

    DIRECT OPERATING EXPENSES.  Direct operating expenses increased
$5.5 million, or 12.2%, from $45.1 million for the year ended December 31, 2000 to $50.6 million for the year ended December 31, 2001, principally as a result of an increase in programming related expenses. Direct operating expenses remained constant at 65.6% of revenues for the years ended December 31, 2000 and 2001. Excluding the intersegment charge for Wizja TV programming package, direct operating expenses as a percentage of revenue would have been 30.0% and 33.3% for the years ended December 31, 2000 and 2001, respectively.

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

    DIRECT OPERATING EXPENSES.  Direct operating expenses increased
$10.5 million or 28.1% from $37.4 million for the year ended December 31, 2000 to $47.9 million for the year ended December 31, 2001. These increases were principally the result of an increase in programming and customer services related expenses. Direct operating expenses increased from 73.0% of revenue for the year ended December 31, 2000 to 86.0% for the period through December 7, 2001.

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

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization charges increased $8.0 million or 19.8% from $40.4 million for the year ended
December 31, 2000 to $48.4 million for the year ended December 31, 2001, principally as a result of depreciation costs related to our investment in fiscal year 2000 in a large number of D-DTH decoders. Depreciation and amortization expense as a percentage of revenues increased from 78.9% for the year ended December 31, 2000, to 86.9% for the period through December 7, 2001.

    OPERATING LOSS. Each of these factors contributed to an operating loss of $55.0 million attributable to the D-DTH segment for the year ended December 31, 2000, compared to an operating loss of $80.9 million for the period through December 7, 2001.

PROGRAMMING SEGMENT

    REVENUE. Programming revenue decreased $2.6 million or 3.8% from $68.7 million for the year ended December 31, 2000 to $66.1 million for the year ended December 31, 2001, principally due to a decrease in revenue generated from third parties of $7.7 million for the year ended December 31, 2001 as a result of decreased rates charged to these third parties. Revenue from the provision of the Wizja TV programming package to the Company's cable and DTH systems, which was eliminated as a result of the consolidation of the Company's financial results, represented $55.1 million and $60.2 million, or 80.2% and 91.1% of programming revenue for the years ended December 31, 2000 and 2001, respectively.

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

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $2.9 million or 23.6% from $12.3 million for the year ended December 31, 2000 to $9.4 million for the year ended
December 31, 2001. This decrease was attributable to a decrease in administrative expenses as a result of the discontinuation of the Company's proprietary channels. As a percentage of revenue, selling, general and administrative expenses decreased from 17.9% for the year ended December 31, 2000 to 14.2% for the year ended December 31, 2001.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization charges decreased $0.5 million or 2.1% from $23.4 million for the year ended
December 31, 2000 to $22.9 million for the year ended December 31, 2001, principally as a result of appreciation of the U.S dollar against the British pound. Depreciation and amortization expense as a percentage of revenues increased from 34.1% for the year ended December 31, 2000 to 34.6% for the year ended December 31, 2001.

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

NON OPERATING RESULTS

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

    SHARE IN RESULTS OF AFFILIATED COMPANIES.  The Company recorded
$14.5 million of equity in losses of affiliated companies for the year ended December 31, 2001 compared to only $0.9 million of equity in losses of affiliated companies for the year ended December 31, 2000. This equity in losses resulted from the Company's (i) 50% investment in Twoj Styl, a publishing company, (ii) its 20% investment in Fox Kids Poland, a channel content provider,
(iii) its 30% investment in Mazowiecki Klub Sportowy Sportowa Spolka Akcyjna, a Polish basketball team, and (iv) its 25% investment in TKP. The 2001 increase in losses primarily results from the TKP losses, and also from the losses on disposal of Twoj Styl and Mazowiecki Klub Sportowy Sportowa Spolka Akcyjna of $1.5 million and $5.0 million, respectively.

    FOREIGN EXCHANGE GAINS AND LOSSES, NET. For the year ended December 31, 2001, the Company's foreign exchange loss amounted to $27.5 million, as compared to a foreign exchange gain of $3.4 million for fiscal year 2000. The change from foreign exchange gain in the year ended December 31 2000 to the foreign exchange loss for the year ended December 31, 2001 is primary due to the realized foreign exchange loss of $25.7 million on the disposition of the Company's D-DTH assets, Twoj Styl and Mazowiecki Klub Sportowy Sportowa Spolka Akcyjna.

    NET LOSS. For the years ended December 31, 2000 and 2001, the Company had net losses of $248.8 million and $749.5 million, respectively. These losses were the result of the factors discussed above.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from a loss of $248.8 million for the year ended December 31, 2000 to a loss of $749.5 million for the year ended December 31, 2001 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    In 2002, the Company has met its cash requirements primarily with cash flows from operations. In prior years, the Company financed its activities with
(i) capital contributions and loans from certain of the Company's principal stockholders, (ii) borrowings under available credit facilities, (iii) the sale of approximately $200 million of common stock through the Company's initial public equity offering in August 1997, (iv) the sale of $252 million aggregate principal amount at the maturity of the 14 1/2% Senior Discount Notes in July 1998 with gross proceeds of approximately $125 million, (v) the sale of $36,001,321 principal amount at maturity of its Series C Discount Notes in January 1999 with gross proceeds of $9.8 million, (vi) the sale of its 14 1/2% Senior Discount Notes in January 1999 with gross proceeds of $96.1 million, and
(vii) the sale of the Series A 12% Cumulative Preference Shares, the Series B 12% Cumulative Preference Shares and Warrants in January 1999 with gross proceeds of $48.2 million.

    Since the acquisition of all of the outstanding stock of the Company by UPC on August 6, 1999, the Company has met its capital requirements primarily through capital contributions and loans from UPC and its affiliates. In 2002, UPC directly or through its affiliates made capital contributions of $21.6 million. This compares to additional capital contributions of $48.5 million and additional loans of $40.5 million, respectively, made by UPC in 2001.

    Pursuant to the indentures governing 14 1/2% Senior Discount Notes due 2008, Series C Discount Notes due 2008 and 14 1/2% Senior Discount Notes due 2009 (together, the "UPC Polska Notes") and PCI Notes discussed further in note 3 to the Company's consolidated financial statements contained in this Annual Report on Form 10-K, the Company and its affiliates are subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters:

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

    On December 31, 2002 and December 31, 2001 the Company had, on a consolidated basis, approximately $923.7 million and $865.6 million, respectively, aggregate principal amount of indebtedness outstanding, of which $458.4 million (including capitalized or accrued interest of $117.8 million) and $444.5 million (including capitalized or accrued interest of $76.4 million), respectively, was owed to UPC and its affiliates. On December 2, 2002 UPC assigned all rights and liabilities arising from its loan agreements to its wholly-owned subsidiary, UPC Telecom. All of the loans from UPC and its affiliates to the Company bear interest at 11.0% per annum and mature in 2007 and 2009. The loans from UPC include loans with an aggregate principal amount of $150.0 million that have been subordinated to the UPC Polska Notes. The loans from UPC have been used primarily for the repurchase of the UPC Polska Notes and the PCI Notes, to fund capital expenditures, operating losses and working capital primarily related to the development and operation of the Company's D-DTH business, and for general corporate purposes and certain other investments, including the possible acquisition of cable television networks and certain minority interests in our subsidiaries which are held by unaffiliated third parties.

    The Company had positive cash flows from operating activities of $10.8 million for the year ended December 31, 2002 compared to negative cash flows from operating activities of $45.9 million for the year ended
December 31, 2001 and $62.3 million for the year ended December 31, 2000. The improvement in cash flow is primarily due to improved operating results in 2002 (positive EBITDA of $11.4 million) as compared to 2001 (negative EBITDA of $36.8 million), and a foreign exchange gain on the conversion of Euro denominated cash balance into U.S. dollars (of approximately $11.2 million). Additionally, during 2002, the Company received significant payments from its affiliates and at the same time its liabilities to UPC and its affiliates increased (mainly due to unpaid Corporate charges for the third and fourth quarter of 2002). As of December 31, 2002, the Company had negative working capital of $392.5 million and a stockholder's deficit of $708.2 million. Cash used for the purchase and expansion of the Company's cable business was $5.2 million in 2002 and $9.9 million in 2001. The Company experienced operating losses of $18.9 million, $185.2 million and $179.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

    Cash used for the purchase and build-out of the Company's cable television networks, purchase of D-DTH equipment including set top decoders, and the purchase of other property, plant, and equipment was $5.2 million in 2002, $60.6 million in 2001 and $124.2 million in 2000. The Company had cash of $105.6 million deposited on its bank accounts as of December 31, 2002 including $65.0 million of cash which was re-invested in PCI, its subsidiary.

    Pursuant to the indentures governing each of the UPC Polska Notes discussed in more detail in note 2 to the Company's consolidated financial statements contained in this Annual Report on Form 10-K, the Company was required to use the net cash proceeds from the sale of assets within 12 months from the date of the Canal+ merger, December 7, 2001, for certain limited purposes. These included:

    - to permanently repay or prepay senior bank indebtedness or any unsubordinated indebtedness of the Company;

    - to invest in any one or more businesses engaged, used or useful in the Company's cable, D-DTH or programming businesses; or

    - to invest in properties or assets that replace the properties and assets sold.

    Additionally, the Company's agreements related to the notes payable to UPC and its affiliate contain limitations on the use of cash proceeds from the sale of the assets. The Company has received a waiver from UPC and its affiliate to specifically exempt these net cash proceeds from these transactions from the limitations contained in the loan agreements with UPC and its affiliates.

    Net cash proceeds from the Canal + merger of $82.9 million and the Twoj Styl assets sale of $7.0 million (discussed further in note 2 to the Company's consolidated financial statements contained in this Annual Report on Form 10-K) were utilized during 2002 in the following way:

    - repayment of part of an unsubordinated promissory note in the principal amount of $11.0 million owed to Reece Communications, Inc. ("RCI"), a former minority stockholder of the Company's subsidiary PCBV;

    - further development of the cable television and internet network of $3.7 million; and

    - capital contribution to the Company's wholly owned subsidiary PCI of $65.0 million.

    Accordingly, as at December 31, 2002, out of total cash of $105.6 million, approximately 10.2 million represented cash which should be used for the above purposes.

    As of December 31, 2002, the Company was committed to pay at least
$46.5 million in guaranteed payments (including payments for programming and rights) over the next sixteen years, of which at least approximately
$10.8 million was committed through the end of 2003. In addition, the Company has a variable obligation in relation to programming agreements, which is based on the actual number of subscribers in the month for which the fee is due. In connection with the disposition of the D-DTH business, TKP assumed the Company's previous obligations under certain contracts. Pursuant to the definitive agreements governing the Canal+ merger and the contracts, which TKP assumed, the Company remains contingently liable for performance under those contracts. As of December 31, 2002, management estimates the potential exposure for contingent liability on these assumed contracts to be approximately $23.8 million.

    The following table presents the Company's minimum future commitments under its programming and lease contracts.

                                                                                                   2008 AND
                                             2003       2004       2005       2006       2007     THEREAFTER    TOTAL
                                           --------   --------   --------   --------   --------   ----------   --------
                                                                          (IN THOUSANDS)
Building.................................  $ 2,616     $1,592     $1,592     $  754     $  156      $    --    $ 6,710
Conduit..................................    1,005         --         --         --         --           --      1,005
Car......................................       22         20         12         --         --           --         54
Programming..............................    6,777      5,886      4,068      1,051      1,103       19,457     38,342
Other....................................      313         11          3          2         --           --        329
Headend..................................       28         --         --         --         --           --         28
                                           -------     ------     ------     ------     ------      -------    -------
TOTAL....................................  $10,761     $7,509     $5,675     $1,807     $1,259      $19,457    $46,468
                                           =======     ======     ======     ======     ======      =======    =======
Assumed contracts........................  $10,606     $8,191     $5,029     $   --     $   --      $    --    $23,826

    As of December 31, 2002 and 2001, the Company had negative working capital due to the classification of loans to UPC and its affiliates as current liabilities.

    As of December 31, 2002, the Company had approximately $6.0 million in outstanding notes payable to RCI, a former minority stockholder of PCBV recognized as a current liability. The note bears interest of 7% per annum and matures in August 2003. UPC is the guarantor of the note. Since an event of default has occurred under UPC's indentures, which was not cured or waived within the applicable grace period, a cross-default has occurred under the RCI note. Due to UPC filing for Chapter 11 proceedings, RCI notified the Company on December 11, 2002 that its note and all accrued interest (at the default rate of 12%) became immediately due and payable as of that date. The Company has not paid amounts requested by RCI. On January 15, 2003, RCI filed a complaint in the Superior Court in New Castle County, Delaware against the Company regarding its default on the note due August 28, 2003, payable by the Company to RCI (discussed further in item 3). The Company has received a waiver from UPC Telecom and Belmarken Holding BV to waive the cross-default provision on their loans receivable from the Company due to the default under the RCI note. The waiver is granted until January 1, 2004. The Company cannot be certain that it will continue to receive such waivers in the future.

    On November 1, 2003, the Company will also be required to fulfill its repayment obligation of approximately $14.5 million in principal amount under the PCI Notes. At December 31, 2002, the PCI Notes were classified as a short-term liability. In February 2003, PCI elected to satisfy and discharge PCI Notes in accordance with the PCI Indenture. On March 19, 2003 the Company deposited with the Indenture trustee funds to be held in trust, sufficient to pay and discharge the entire indebtedness of the PCI Notes plus accrued interest at maturity (November, 1 2003). As a result, PCI has been released from its covenants contained in its Indenture.

    The Company will also be required to commence cash interest payments under the UPC Polska Notes aggregating approximately $50.8 million per annum in 2004 and approximately $69.2 million per annum in 2005 and thereafter. At
December 31, 2002, the unpaid accrued and capitalized interest owing to UPC and its affiliate aggregated to $117.8 million. In prior years, UPC and its affiliate have permitted the Company to defer payment of interest due. UPC and its affiliate have agreed to permit such deferral until January 1, 2004. The Company, however, has no assurances that UPC and its affiliate will permit such deferral going forward.

    Over the long term, the Company must meet substantive repayment obligations on its indebtedness, including approximately $458.4 million due to UPC and its affiliates plus related interest and $444.8 million under the UPC Polska Notes as summarized in the table below:

                                   AMOUNT OUTSTANDING
                                   AS OF DECEMBER 31,
                                          2002                            EXPECTED FISCAL YEAR FOR REPAYMENT
                                 -----------------------   -----------------------------------------------------------------
                                                                                                                   2008 AND
                                 BOOK VALUE   FAIR VALUE     2003       2004       2005       2006       2007     THEREAFTER
                                 ----------   ----------   --------   --------   --------   --------   --------   ----------
                                                                        (IN THOUSAND)
Notes payable to former PCBV
  minority shareholders........   $  6,000     $  6,000    $ 6,000     $   --     $   --     $   --     $   --     $     --
UPC Polska Senior Discount
  Notes due 2009, net of
  discount.....................    210,549       47,099         --         --         --         --         --      210,549
UPC Polska Series C Senior
  Discount Notes due 2008, net
  of discount..................     19,920        7,200         --         --         --         --         --       19,920
UPC Polska Senior Discount
  Notes due 2008, net of
  discount.....................    214,298       44,833         --         --         --         --         --      214,298
PCI Notes, net of discount.....     14,509       14,509     14,509                    --         --         --           --
                                  --------     --------    -------     ------     ------     ------     ------     --------
  Total........................   $465,276     $119,641    $20,509     $   --     $   --     $   --     $   --     $444,767
                                  ========     ========    =======     ======     ======     ======     ======     ========

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

    The Company's loan agreements with UPC Telecom and Belmarken Holding B.V. ("Belmarken") contain various covenants and events of default which, among other things, permit UPC Telecom and Belmarken to accelerate the loans if a continuing default exists under certain notes issued by Belmarken and UPC (the "Belmarken Notes"), a default exists under indebtedness of the Company or its subsidiaries which would permit or cause such indebtedness to be accelerated or if, in the opinion of UPC, certain material adverse events or conditions relative to the Company have occurred. Accordingly, the Company's loans payable to UPC and Belmarken are classified as short-term liabilities. Although the RCI note is in default, at the date of the filing of this Annual Report on Form 10-K this has not resulted in cross default under the Companies loans owning to UPC Telecom and Belmarken because UPC Telecom and Belmarken have waived any potential cross default through January 1, 2004.

    In the event UPC or its affiliates cease to allow deferral of interest payments or accelerate payment owed to them by the Company under their loans, the Company would have limited funds or available borrowings to repay these loans. If the Company were to default on its loan payments to UPC or its affiliates, the acceleration clauses in the indentures governing the UPC Polska Notes may be triggered requiring those notes to be paid off as well, and the Company would likely not have sufficient funds or available borrowings to repay those notes. Additionally, under the UPC Polska Notes there are various Events of Default, including the acceleration of the payment of other debt of the Company in excess of $15.0 million. In the event UPC Polska Notes were accelerated as a result of such a cross acceleration or another event of default, the Company would have limited funds or available borrowings to repay these notes. In any such circumstances, the Company's available cash on hand would be insufficient to satisfy all of its obligations, and the Company cannot be certain that it would be able to obtain the borrowings needed to repay such amounts at all, or on terms that will be favorable to the Company.

    The Company has evaluated its compliance with its indentures governing the UPC Polska Notes as of the date of filing of this Annual Report on Form 10-K and has determined, based on its assessment that an Event of Default has not occurred under the related indenture. As a result, the amounts related to the UPC Polska Notes of $444.8 million have been reflected as long-term liabilities in the Company's financial statements as of December 31, 2002.

    The Company is aware that its main creditors, including UPC and certain holders of the UPC Polska notes, are engaged in discussions about a restructuring of the Company's indebtedness. The Company understands that, as of the date of the filing of this Annual Report on Form 10-K no final agreement has been reached.

    The Company, since its acquisition by UPC, has relied completely on funding from its shareholder, UPC, and UPC's affiliates. However, the Company believes it will not be able to obtain significant funding from UPC in the foreseeable future. UPC has reviewed its funding requirements and possible lack of access to debt and equity capital in the near term and has modified its business accordingly.

    On February 1, 2002, May 1, 2002, August 1, 2002, November 1, 2002 and February 1, 2003 UPC failed to make required interest payments on its outstanding debt securities, which caused potential cross defaults on certain other debt securities and loan agreements of UPC and its affiliates, including the Belmarken Notes and UPC's principal loan agreement. The events of default continue to exist on UPC's outstanding debt securities as of the date of filing of this Annual Report on Form 10-K, although the holders of such obligations have not yet accelerated the payment obligations of UPC with respect to such securities. UPC and its affiliates have obtained waivers to the potential cross defaults on their other debt securities and loan agreements, which are subject to certain conditions.

    On September 30, 2002, UPC announced that it had entered into a restructuring agreement with its parent company, UnitedGlobalCom, Inc. ("United"), certain affiliates of United and certain holders of UPC's outstanding debt securities. The restructuring agreement contains:

    - a plan for the restructuring of UPC's debt and equity capital and the filing by UPC of a voluntary case under Chapter 11 of the United States Bankruptcy Code and a voluntary provisional moratorium of payments petition and plan of compulsory composition (Akkoord) under the Dutch Bankruptcy Code, and

    - an agreement by the security holders to forbear from exercising rights and remedies relating to the defaults while the restructuring agreement remains in effect.

    The restructuring agreement may be terminated for a variety of reasons, including the lapse of a period of nine months from the date the bankruptcy filings are made. To the Company's knowledge, none of the termination events has occurred as of the date of the filing of this Annual Report on Form 10-K.

    On September 30, 2002, UPC also announced that it had received extended waivers to its principal loan agreement and the Belmarken Notes. The extended waivers expire on the earlier of (A) March 31, 2003 or (B) the occurrence of certain events, none of which, to the knowledge of the Company, has occurred as of the date of the filing of this Annual Report on Form 10-K.

    On December 3, 2002, UPC filed a petition for the relief under Chapter 11 of the United States Bankruptcy Code and a petition to commence a moratorium on payment and for Akkoord under Dutch Bankruptcy law. Subsequently, plans of reorganization were filed with respect to the Chapter 11 case and Akkoord and were approved on February 20, 2003 and March 13, 2003, respectively. The Company understands that UPC expects the restructuring contemplated by the Chapter 11 and Akkoord plans to be completed promptly after applicable appeal periods and procedures have been completed. However, the Chapter 11 and Akkoord proceedings are not yet final, an appeal is pending with respect to Akkoord and consummation of the restructuring contemplated by UPC's restructuring agreement is subject to various conditions. Accordingly, the Company cannot make any assurance that these conditions will be satisfied or that the restructuring will be consummated.

    Although the Company had anticipated being able to rely on UPC to meet its payment obligations, given UPC's liquidity concerns, the Company is not certain that it will receive the necessary (or any) financing from UPC. In order to continue its operations, the Company believes it will have to restructure its outstanding indebtedness to UPC Telecom and UPC Polska note holders. If the Company is unable to successfully restructure its debt or rely on UPC for financial support, it will have to meet its payment obligations with cash on hand or with funds obtained from public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company and, if applicable, UPC and United.

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

    The Company has experienced net losses since its formation. There is a substantial uncertainty whether UPC Polska's sources of capital, working capital and projected operating cash flow would be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next year. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. UPC Polska's ability to continue as a going concern is dependent on (i) the Company's ability to restructure the UPC Polska Notes and its loans payable to UPC and its affiliates and (ii) the Company's ability to generate the cash flows required to enable it to maintain the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. The report of the Company's independent accountant, KPMG Polska Sp. z o.o., on the Company's consolidated financial statements for the year ended December 31, 2002, includes a paragraph that states that the Company has suffered recurring losses from operation and has a net capital deficiency and negative working capital that raise substantial doubt about the Company's ability to continue as a going concern.

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

CURRENT OR ACCUMULATED EARNINGS AND PROFITS

    For the fiscal year ended December 31, 2002, the Company had no current or accumulated earnings and profits. Therefore, none of the interest which accreted during the fiscal year ended December 31, 2002 with respect to the Company's
14 1/2% Senior Discount Notes due 2008, 14 1/2% Series B Discount Notes due 2008, 14 1/2% Senior Discount Notes due 2009, 14 1/2% Series B Discount Notes due 2009 and its Series C Senior Discount Notes will be deemed to be a "Dividend Equivalent Portion" as such term is defined in Section 163(e)(5)(B) of the Internal Revenue Code, as amended.

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

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangibles" ("SFAS 142") which the Company adopted effective January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives.

    The Company has worked with an external party to assist in the determination and comparison of the fair value of the Company's reporting units with their respective carrying amounts, including goodwill. The Company completed the first step of the goodwill impairment test required by SFAS 142 and determined that an indication of potential goodwill impairment exists. The Company also completed the second step of the test to quantify the amount of the impairment. The impact of the impairment loss on the consolidated financial statements is discussed in detail in note 9 to the consolidated financial statements contained in this Annual Report on Form 10-K.

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

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assts
("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes accounting and reporting standards for impairment or disposal of long-lived assets and discontinued operations. The Company has evaluated the impact of the adoption of SFAS 144 and determined that there is no impairment of its long-lived assets, other than write off of certain intangibles as disclosed in note 9 to the consolidated financial statements contained in this Annual Report on Form 10-K.

    In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 are generally effective for the Company's 2003 fiscal year, or in the case of specific provisions, for transactions occurring after May 15, 2002 or financial statements issued on or after May 15, 2002. For certain provisions, including the rescission of Statement 4, early application is encouraged. The Company does not believe that the adoption of SFAS 145 will have a material impact on its financial position or results of operations.

    In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in the EITF Issue No. 94-3, "Liability Recognition for

Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. As the Company currently has no plans to exit or dispose of any of its activities, management of the Company does not believe that the adoption SFAS 146 will have a material impact on its results of operations and financial position.

    In November 2002, the Financial Accounting Standard Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others--an Interpretation of FASB Statements No. 5, 57, and 107 and a Rescission of FASB Interpretation No. 34. ("FIN 45"). FIN 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company has adopted the disclosure requirements and is currently evaluating the potential impact, if any, the adoption of the remainder of FIN 45 will have on the Company's financial position and results of operations.

    In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment to Statement No. 123 ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), by requiring prominent disclosures in both annual and interim financial statements, about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company intends to adopt the provisions of SFAS 123, as amended by SFAS 148, as of the beginning of our fiscal year in 2003. Adoption of this standard is not expected to have a material effect on the Company's financial position and results of operations.

    In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities--an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities created or acquired prior to February 1, 2003. The Company is currently evaluating the potential impact, if any, the adoption of FIN 46 will have on its financial position and results of operations.

MATTERS PERTAINING TO ARTHUR ANDERSEN

    The Company's former independent public accountants, Arthur Andersen Sp. z o.o. have ceased operations. The opinion of Arthur Andersen included in this Annual Report covers the Company's financial statements as of December 31, 2001, and is a copy of the opinion issued by Arthur Andersen Sp. z o.o. and included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Such opinion has not been reissued by Arthur Andersen Sp. z o.o. The Company's current independent public accountants, KPMG Polska Sp. z o.o. ("KPMG") were engaged by the

Company to audit the Company's financial statements as of and as for the year ended December 31, 2002. At this time the SEC continues to accept financial statements audited by Arthur Andersen.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is foreign exchange risk from fluctuations in the Polish zloty currency exchange rate. The Company's revenues from subscribers are in Polish zloty, while some major cost components are denominated in foreign currencies. In particular, the Company's programming commitments are denominated in US dollars or Euros. Also, the Company's loans payable to UPC and its affiliates as well as the UPC Polska and PCI Notes are expressed in U.S. dollars.

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

    International operations constitute 100% of the Company's 2002 consolidated operating loss. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars and Euros. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar or Euro denominated obligations and contractual commitments.

    The Company estimates that a further 10% change in foreign exchange rates would impact its reported operating loss by approximately $3.9 million. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar and Euro, would result in a $3.9 million increase in the reported operating loss for the year ended December 31, 2002. This was estimated using 10% of the Company's operating losses adjusted for unusual impairment and other items, including U.S. dollars and Euro denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

    Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty, but since 1999 the inflation rate has slowed. Inflation rates were approximately 7.3% in 1999, approximately 10.1% in 2000, approximately 5.5% in 2001 and approximately 1.9% in 2002. The exchange rate for the Polish zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991. For the years ended December 31, 2000, 2001, and 2002, the Polish zloty has appreciated against the U.S. dollar by approximately 0.12%, 3.80%, and 3.70% respectively. Inflation and currency exchange fluctuations may have a material adverse effect on the business, financial controls and results of operations of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDER OF UPC POLSKA, INC.:

    We have audited the accompanying consolidated balance sheet of UPC
Polska, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholder's equity/(deficit), comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 and 2000 consolidated financial statements of UPC Polska, Inc. and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in Note 9 to the 2002 consolidated financial statements, in their report dated March 31, 2002. Such report included an explanatory paragraph indicating substantial doubt about the Company's ability to continue as a going concern.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UPC
Polska, Inc. and subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

    As discussed in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statements of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets.

    As discussed above, the 2001 and 2000 financial statements of UPC
Polska, Inc. were audited by other auditors who have ceased operations. As described in Note 9, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in
Note 9 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of UPC Polska, Inc. other than with respect to such disclosures, and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

    As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency and negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG POLSKA SP. Z O.O.

Warsaw, Poland
March 28, 2003

THIS IS A COPY OF A REPORT ISSUED BY ARTHUR ANDERSEN SP. Z O.O. AND INCLUDED IN THE UPC POLSKA, INC.'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2001. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN SP. Z O.O

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDER OF UPC POLSKA, INC.:

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

ARTHUR ANDERSEN SP. Z O.O.

Warsaw, Poland
March 31, 2002

                                UPC POLSKA, INC.
                          CONSOLIDATED BALANCE SHEETS
            (STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents (note 2 and 3)..................  $   105,646    $   114,936
  Restricted Cash (note 2)..................................           --         26,811
  Trade accounts receivable, net of allowance for doubtful
    accounts of $2,878 in 2002 and $2,881 in 2001 (note
    6)......................................................        7,742          7,360
  VAT receivable............................................        1,359            323
  Prepayments...............................................          530            790
  Due from the Company's affiliates.........................        4,013         13,783
  Other current assets......................................          200             95
                                                              -----------    -----------
    Total current assets....................................      119,490        164,098
                                                              -----------    -----------
Property, plant and equipment (note 8):
  Cable system assets.......................................      178,634        166,955
  Construction in progress..................................          840            783
  Vehicles..................................................        2,230          1,697
  Office, furniture and equipment...........................       13,822         12,300
  Other.....................................................       10,044         16,063
                                                              -----------    -----------
                                                                  205,570        197,798
  Less accumulated depreciation.............................      (84,822)       (54,592)
                                                              -----------    -----------
    Net property, plant and equipment.......................      120,748        143,206

Inventories.................................................        3,355          4,035
Intangible assets, net (note 9).............................        1,608        370,062
Investment in affiliated companies (note 10)................        3,277         24,530
                                                              -----------    -----------
                                                                  128,988        541,833
                                                              -----------    -----------
    Total assets............................................  $   248,478    $   705,931
                                                              ===========    ===========

           LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Accounts payable and accrued expenses.....................  $    24,582    $    54,578
  Due to UPC and its affiliates.............................        3,663            109
  Due to TKP (note 2).......................................           --         26,811
  Accrued interest..........................................          237            240
  Deferred revenue..........................................        4,575          2,734
  Notes payable and accrued interest to UPC and its
    affiliates (note 12)....................................      458,374        444,479
  Current portion of long term notes payable (note 12)......       20,509         17,407
                                                              -----------    -----------
    Total current liabilities...............................      511,940        546,358
                                                              -----------    -----------
Long-term liabilities:
  Notes payable (note 12)...................................      444,767        403,710
                                                              -----------    -----------
    Total liabilities.......................................      956,707        950,068
                                                              -----------    -----------
Commitments and contingencies (notes 18 and 21)

Stockholder's deficit (note 1):
  Common stock, $.01 par value; 1,000 shares authorized,
    issued and outstanding at December 31, 2002 and 2001....           --             --
  Paid-in capital...........................................      933,151        911,562
  Accumulated other comprehensive loss......................       (6,671)       (13,233)
  Accumulated deficit.......................................   (1,634,709)    (1,142,466)
                                                              -----------    -----------
    Total stockholder's deficit.............................     (708,229)      (244,137)
                                                              -----------    -----------
    Total liabilities and stockholder's deficit.............  $   248,478    $   705,931
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                                UPC POLSKA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (STATED IN THOUSANDS OF U.S. DOLLARS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
Revenues....................................................  $  79,675   $ 138,722   $ 133,583

Operating expenses:
  Direct operating expenses.................................     40,985     111,270     132,154
  Selling, general and administrative expenses..............     27,325      64,301      63,156
  Depreciation and amortization.............................     28,361     126,042     109,503
  Impairment of long lived assets (note 8, note 9)..........      1,868      22,322       7,734
                                                              ---------   ---------   ---------
Total operating expenses....................................     98,539     323,935     312,547

  Operating loss............................................    (18,864)   (185,213)   (178,964)

Loss on disposal of D-DTH business (note 2).................         --    (428,104)         --
Interest and investment income, third party.................      3,086       1,560       1,329
Interest expense, third party...............................    (58,432)    (51,207)    (44,716)
Interest expense, UPC and its affiliates (note 14)..........    (41,414)    (44,331)    (29,268)
Share in results of affiliated companies (note 10)..........    (21,253)    (14,548)       (895)
Foreign exchange gain / (loss), net.........................     14,133     (27,511)      3,397
Non-operating income/(expense), net.........................      1,561          --         591
                                                              ---------   ---------   ---------

  Loss before income taxes..................................   (121,183)   (749,354)   (248,526)

Income tax expense (note 11)................................        (94)       (124)       (285)

Net loss before cummulative effect of accounting change.....   (121,277)   (749,478)   (248,811)

  Cummulative effect of accounting change, net of taxes
    (note 9)................................................   (370,966)         --          --

Net loss applicable to holders of common stock..............  $(492,243)  $(749,478)  $(248,811)
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.

                                UPC POLSKA, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                     (STATED IN THOUSANDS OF U.S. DOLLARS)

                                                           YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              2002            2001            2000
                                                          -------------   -------------   -------------
                                                                         (IN THOUSANDS)
Net loss................................................    $(492,243)      $(749,478)      $(248,811)
Other comprehensive income/(loss):
  Translation adjustment................................        6,562          53,668          (5,489)
                                                            ---------       ---------       ---------
Comprehensive loss......................................    $(485,681)      $(695,810)      $(254,300)
                                                            =========       =========       =========

          See accompanying notes to consolidated financial statements.

                                UPC POLSKA, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
          (STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                           ACCUMULATED
                                   PREFERRED STOCK          COMMON STOCK                      OTHER
                                ---------------------   --------------------   PAID-IN    COMPREHENSIVE   ACCUMULATED
                                 SHARES      AMOUNT      SHARES     AMOUNT     CAPITAL        LOSS          DEFICIT       TOTAL
                                ---------   ---------   --------   ---------   --------   -------------   -----------   ---------
                                                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance January 1, 2000.......        --          --     1,000           --     812,549      (61,412)       (144,177)     606,960

  Translation adjustment......        --          --        --           --          --       (5,489)             --       (5,489)
  Net loss....................        --          --        --           --          --           --        (248,811)    (248,811)
  Additional paid in capital
    from UPC--(note 16).......        --          --        --           --      50,562           --              --       50,562
                                ---------   ---------    -----     ---------   --------     --------      -----------   ---------
Balance December 31, 2000.....        --          --     1,000           --     863,111      (66,901)       (392,988)     403,222

  Translation adjustment......        --          --        --           --          --       53,668              --       53,668
  Net loss....................        --          --        --           --          --           --        (749,478)    (749,478)
  Additional paid in capital
    from UPC--(note 16).......        --          --        --           --      48,451           --              --       48,451
                                ---------   ---------    -----     ---------   --------     --------      -----------   ---------
Balance December 31, 2001.....        --          --     1,000           --     911,562      (13,233)     (1,142,466)    (244,137)

  Translation adjustment......        --          --        --           --          --        6,562              --        6,562
  Net loss....................        --          --        --           --          --           --        (492,243)    (492,243)
  Additional paid in capital
    from UPC--(note 16).......        --          --        --           --      21,589           --              --       21,589
                                ---------   ---------    -----     ---------   --------     --------      -----------   ---------
Balance December 31, 2002.....        --    $     --     1,000     $     --    $933,151     $ (6,671)     $(1,634,709)  $(708,229)
                                =========   =========    =====     =========   ========     ========      ===========   =========

          See accompanying notes to consolidated financial statements.

                                UPC POLSKA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (STATED IN THOUSANDS OF U.S. DOLLARS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(492,243)  $(749,478)  $(248,811)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     28,361     126,042     109,503
    Amortization of notes payable discount and issue
      costs.................................................     55,566      48,604      42,510
    Loss on sale of D-DTH assets............................         --     428,104          --
    Share in results of affiliated companies................     21,253      14,548         895
    Loss on disposal of property, plant and equipment.......        966      15,653          --
    Cumulative effect of accounting change, net of income
      taxes.................................................    370,966          --          --
    Impairment of long-lived assets.........................      1,868      22,322       7,734
    Unrealized foreign exchange (gains)/losses..............     (3,253)     28,641      (4,447)
    Arbitration settlement..................................         --          --     (12,350)
    Other...................................................        179         697      (2,144)
    Changes in operating assets and liabilities:
      Restricted cash.......................................     25,989     (26,811)         --
      Trade accounts receivable.............................        (85)      5,690      (4,407)
      VAT receivable........................................     (1,036)        576        (382)
      Other current assets..................................        988        (755)      4,776
      Programming and broadcast rights......................         --         (36)     (3,117)
      Accounts payable and accrued expenses.................    (35,744)    (32,732)     20,140
      Due to TKP............................................    (25,989)     26,811
      Deferred revenue......................................      1,665      (1,418)      3,955
      Due from UPC and its affiliates.......................     13,680       3,235     (12,136)
      Interest payable to UPC and its affiliates............     41,414      44,330      29,268
      Due to UPC and its affiliates.........................      6,281         109       5,190
      Other.................................................         --          --       1,537
                                                              ---------   ---------   ---------
        Net cash provided by/(used in) operating
          activities........................................     10,826     (45,868)    (62,286)
                                                              ---------   ---------   ---------
Cash flows from investing activities:
      Construction and purchase of property, plant and
        equipment...........................................     (5,236)    (60,568)   (124,180)
      Acquisition of minority shares........................        659      (4,219)     (2,206)
      Proceeds from the sale of other investment............         --       3,057          --
      Proceeds from the sale of D-DTH assets, net of cash
        disposed............................................         --     126,234          --
      Purchase of intangibles...............................       (129)     (1,298)     (2,401)
                                                              ---------   ---------   ---------
        Net cash (used in)/provided by investing
          activities........................................     (4,706)     63,206    (128,787)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
      Redemption of notes...................................         --          --      (1,048)
      (Repayment)/proceeds of loans from UPC and its
        affiliates..........................................     (4,150)     40,493     115,068
      Additional paid in capital from UPC...................         --      48,451      50,562
      Repayment of notes payable............................    (11,407)       (352)         --
                                                              ---------   ---------   ---------
        Net cash (used in)/provided by financing
          activities........................................    (15,557)     88,592     164,582
                                                              ---------   ---------   ---------
        Net (decrease)/increase in cash and cash
          equivalents.......................................     (9,437)    105,930     (26,491)
        Effect of exchange rates on cash and cash
          equivalents.......................................        147         127        (150)
Cash and cash equivalents at beginning of period............    114,936       8,879      35,520
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of period..................  $ 105,646   $ 114,936   $   8,879
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements

                                UPC POLSKA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

1.  ORGANIZATION AND FORMATION OF HOLDING COMPANY

    UPC Polska, Inc. (previously @Entertainment, Inc.) is a Delaware corporation which was established in May 1997. UPC Polska, Inc. succeeded Poland Communications, Inc. ("PCI") as the group holding company to facilitate an initial public offering of stock in the United States and internationally (the "IPO"). PCI was founded in 1990 by David T. Chase, a Polish-born investor. On August 6, 1999, United Pan-Europe Communications N.V. ("UPC") acquired all of the outstanding shares of UPC Polska, Inc. Until December 2, 2002, UPC
Polska, Inc. was wholly owned by UPC. On December 2, 2002, UPC transferred all issued shares in the capital of UPC Polska, Inc. to its wholly owned subsidiary UPC Telecom B.V. UPC also assigned to UPC Telecom B.V. all rights and obligations arising from loan agreements between UPC Polska Inc. and UPC. References to "UPC" mean United Pan-Europe Communications N.V. References to "UPC Telecom" mean UPC Telecom B.V. References to the "Company" mean UPC
Polska, Inc. and its consolidated subsidiaries, including as of December 31, 2002:

    - Poland Communications, Inc. ("PCI"),

    - Wizja TV B.V. (previously Sereke Holding B.V.) ("Wizja TV B.V."),

    - Atomic TV Sp. z o.o. (previously Ground Zero Media Sp. z o.o.) ("Atomic TV"),

    - At Media Sp. z o.o. ("At Media"), and

    - @Entertainment Programming, Inc. ("@EP").

    PCI owns 92.3% of the capital stock of Poland Cablevision (Netherlands) B.V. ("PCBV"), a Netherlands corporation and first-tier subsidiary of PCI. UPC Polska, PCI and PCBV are holding companies that directly or indirectly hold controlling interests in a number of Polish cable television companies, collectively referred to as the "UPC TK Companies". As of December 31, 2002, substantially all of the assets and operating activities of the Company were located in Poland.

    Until December 7, 2001, the Company's consolidated subsidiaries also included UPC Broadcast Centre Limited (previously @Entertainment Limited then Wizja TV Limited) ("UPC Broadcast Centre Ltd") and Wizja TV Sp. z o.o. ("Wizja TV Sp. z o.o."). On December 7, 2001, UPC Broadcast Centre Ltd. and Wizja TV Sp. z o.o. were contributed to and merged into Telewizyjna Korporacja Partycypacyjna S.A. ("TKP"), an entity controlled by Group Canal+ S.A. ("Canal+") in connection with a transaction with Canal+.

    The Company and its subsidiaries offer pay television and internet services to business and residential customers in Poland. Prior to December 7, 2001, its revenues were derived primarily from monthly basic and premium service fees for cable and digital satellite direct-to-home ("D-DTH") television services provided primarily to residential, rather than business, customers. In
September 1998, the Company launched its D-DTH broadcasting service throughout Poland. In addition to developing and acquiring programming for distribution on its cable and D-DTH television networks, the Company commenced distribution of a branded digital encrypted platform of Polish-language programming under the brand name Wizja TV in June and September 1998 on its cable and D-DTH television networks, respectively. On December 7, 2001, the Company merged its existing D-DTH platform with the D-DTH and premium television business of TKP, an entity controlled and operated by Canal+. The Company has a 25% equity interest in TKP. This transaction resulted in the discontinuance of the Company's D-DTH and programming businesses (see note 2 for further information).

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

2.  MERGER OF D-DTH BUSINESS

    On August 10, 2001, the Company, UPC, and Canal+, the television and film division of Vivendi Universal, announced the signing of a Shareholder Agreement and Contribution and Subscription Agreement ("Definitive Agreements") to merge their respective Polish (D-DTH) satellite television platforms, as well as the Canal+ Polska premium channel, to form a common Polish D-DTH platform (the "Canal+ merger"). The transaction contemplated by such agreements was consummated on December 7, 2001. As part of the transactions, the Company, through its affiliate Polska Telewizja Cyfrowa Wizja TV Sp. z o.o. ("PTC"), contributed UPC Broadcast Centre Ltd. and Wizja TV Sp. z o.o., respectively the Company's Polish and United Kingdom D-DTH businesses, to TKP, the Polish subsidiary of Canal+. The Company received 150.0 million Euros (approximately $133.4 million as of December 7, 2001) in cash and PTC received a 25% ownership interest in TKP upon receipt of court approval and other legal matters in connection with the issuance of new TKP shares.

    In connection with the requirements of the Definitive Agreements, the Company was required to fund Euro 30 million ($26.8 million as of December 31, 2001) to TKP. Pursuant to the terms of the Definitive Agreements, the Company was contractually obligated to maintain this amount for this specific purpose. Accordingly, on the Company's consolidated balance sheet as of December 31, 2001 this was reflected as Restricted Cash and as Due to TKP. On February 1, 2002, the Company and Canal+ completed all Polish legal formalities in connection with the transaction. On the same day, the Company funded TKP with 30 million Euros (approximately $26.0 million as of February 1, 2002) in the form of a shareholder loan and registered its 25% investment with the Commercial Court in Poland. The Company included the value of the shareholder loan in its determination of the fair value of its 25% investment in TKP. The Company valued its 25% ownership interest at fair market value as of the acquisition date (December 7, 2001) at 30 million Euros (approximately $26.8 million as of December 31, 2001). The Company accounts for this investment using the equity method. As a result of the recognition of the Company's share in TKP's losses for the fiscal year 2002, the book value of this investment was zero as of December 31, 2002.

    Under the Agreement, on February 1, 2002, PTC loaned TKP 30 million Euros from the Canal+ Proceeds (the "JV Loan"). On February 12, 2003, the Company and Canal+ agreed to certain changes to their agreements governing TKP, including a change to TKP's capitalization and the manner in which proceeds from any sale of TKP would be distributed among its shareholders, to retain the original economic structure of the shareholders' investments, following the capitalization. On February 27, 2003, the JV loan was repaid to the Company in the principal amount of 30 million Euros and subsequently contributed by the Company to TKP's paid-in capital, following the shareholders' resolution to increase share capital of TKP. The Company acquired 60,000 registered C series shares at the issue price of 500 Euros each. Canal+ and PolCom contributed together 90 million Euros into paid-in capital on the same date. After the contribution, PTC continued to hold 25% of TKP's shares. As the loan granted to TKP of 30 million Euros was included in the fair market value of the investment in TKP as of December 7, 2001, the above transactions (repayment of the loan to the Company by TKP and further capital contribution of 30 million Euros) have no influence on the valuation of the investment in TKP.

    As of February 2002, the Company began distribution of Canal+ Multiplex, a Polish language premium package of three movie, sport and general entertainment channels, across its network on

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

2.  MERGER OF D-DTH BUSINESS (CONTINUED)
terms as specified in the Contribution and Subscription Agreement. The Company and TKP are still negotiating a definitive long-term channel carriage of Canal+ Multiplex.

    Additionally, in connection with the Canal+ merger, the Company terminated the operations of Wizja Sport and transferred or assigned its economic benefits and obligations of programming agreements to TKP to the extent that they were directly related to the D-DTH business.

    The Company also eliminated all aspects of its programming operations as a direct result of the D-DTH disposition and has included in the loss on disposition $217.6 million in 2001 related to the write down of the programming goodwill.

    Pursuant to the indentures governing the Company's 14 1/2% Senior Discount Notes due 2008, Series C Discount Notes due 2008 and 14 1/2% Senior Discount Notes due 2009 (together, the "UPC Polska Notes"), the Company was required to use the net cash proceeds from the Canal+ merger within 12 months of the transaction date, December 7, 2001, for certain limited purposes. These include:

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

    Net cash proceeds from the Canal+ merger of $82.9 million and the Twoj Styl assets sale of $7.0 million were utilized during 2002 in the following way:

    - repayment of part of an unsubordinated promissory note in the principal amount of $11.0 million owed to Reece Communications, Inc. ("RCI"), a former minority stockholder of the Company's subsidiary PCBV;

    - further development of the cable television and internet network of $3.7 million; and

    - capital contribution to the Company's subsidiary PCI of $65.0 million.

    Accordingly, as at December 31, 2002, out of total cash of $105.6 million, approximately $10.2 million represented cash which is limited in use to the above purposes.

    The following unaudited pro forma information for the year ended
December 31, 2001 gives effect to the disposition of the D-DTH business as if it had occurred at the beginning of the period presented. This pro forma condensed consolidated financial information does not purport to represent

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

2.  MERGER OF D-DTH BUSINESS (CONTINUED)
what the Company's results would actually have been if such transaction had in fact occurred on such date.

                                           YEAR ENDED
                                          DECEMBER 31,    YEAR ENDED DECEMBER 31,
                                              2002                 2001
                                         --------------   -----------------------
                                           HISTORICAL     HISTORICAL    PROFORMA
                                         --------------   ----------   ----------
                                              (IN THOUSANDS OF U.S. DOLLARS)
Revenues...............................    $  79,675      $ 138,722    $  79,520
Operating loss.........................      (18,864)      (185,213)     (47,926)
Net Loss...............................    $(492,243)     $(749,478)   $(760,773)
                                           =========      =========    =========

3.  GOING CONCERN AND LIQUIDITY RISKS

    These audited consolidated financial statements have been prepared on a going concern basis. Due to the large capital investment required for the construction or acquisition of the cable networks, acquisition of programming rights and the administrative costs associated with commencing operations, the Company has incurred substantial operating losses since inception.

    During 2001, the Company reviewed its long term plan for all segments of its operations and identified businesses which were profitable on an operating profit basis and businesses which required extensive additional financing to become profitable. The Company also assessed its ability to obtain additional financing on terms acceptable to it. These reviews resulted in a determination that, as of that point, the Company's only profitable business on an operating profit basis was cable television and it could not provide further financing to its D-DTH and programming businesses. As a result, the Company changed its business strategy towards its operating segments. The Company decided to dispose of its D-DTH and programming businesses and revised its business strategy for cable television from aggressive growth to a focus on achievement of positive cash flow. The Company has positive EBITDA (EBITDA is an acronym for earnings before interest, taxes, depreciation and amortization and, as used by the Company, is defined in note 20) and positive cash flow from operations in 2002.

    As of December 31, 2002 the Company had negative working capital of $392.5 million and a stockholder's deficit of $708.2 million. The Company experienced operating losses of $18.9 million, $185.2 million and $179.0 million for the year ended December 31, 2002, 2001 and 2000 respectively. It also has significant commitments under operating leases and programming rights, as well as repayment obligations related its short and long term debt.

    As of December 31, 2002, the Company had approximately $6.0 million in outstanding notes payable to Reece Communications, Inc. ("RCI"), a former minority stockholder of PCBV recognized as a current liability. The note bears interest of 7% per annum and matures in August 2003. UPC is the guarantor of the note. Since an event of default has occurred under UPC's indentures, which was not cured or waived within the applicable grace period, a cross-default has occurred under the RCI note. As a result, RCI has the right to receive interest at the default rate of 12% per annum and to accelerate the repayment of the note. On January 15, 2003, RCI filed a complaint in the Superior Court in New Castle County, Delaware against the Company regarding its default on the Promissory Note due August 28, 2003 in the original principal amount of $10.0 million payable by Company to

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

3.  GOING CONCERN AND LIQUIDITY RISKS (CONTINUED)
RCI. The demand was made for immediate payment in full of the unpaid
$6.0 million principal amount of the Promissory Note together with all accrued and unpaid interest at the default rate. The Company has not paid any amounts demanded by RCI, or filed responsive pleadings in the litigation. Likewise, a trial date has not been set and the parties have not yet commenced discovery.

    On November 1, 2003, the Company will also be required to fulfill its repayment obligation of approximately $14.5 million in principal amount under the 9 7/8% Senior Notes due 2003 ("PCI Notes") of the Company's subsidiary, PCI. At December 31, 2002, the PCI Notes were classified as a short-term liability. In February 2003, PCI elected to satisfy and discharge the PCI Notes in accordance with the Indentures governing PCI Notes ("the PCI Indenture"). On March 19, 2003 the Company deposited with the Indenture trustee funds to be held in trust, sufficient to pay and discharge the entire indebtedness of the PCI Notes plus accrued interest at maturity (November 1, 2003). As a result, PCI has been released from its covenants contained in its Indenture.

    The Company will also be required to commence cash interest payments under the UPC Polska Notes aggregating approximately $50.8 million per annum in 2004 and approximately $69.2 million per annum in 2005 and thereafter. At
December 31, 2002, the unpaid accrued and capitalized interest owing to UPC and its affiliate aggregated to $117.8 million. In prior years, UPC and its affiliate have permitted the Company to defer payment of interest due. UPC and its affiliate have agreed to permit such deferral until January 1, 2004. The Company, however, has no assurances that UPC and its affiliate will permit such deferral going forward.

    Over the long term, the Company must meet substantive repayment obligations on its indebtedness, including approximately $458.4 million due to UPC and its affiliates plus related interest and $444.8 million under the UPC Polska Notes.

    The Company is aware that its main creditors, including UPC and certain holders of the UPC Polska notes, are engaged in discussions about a restructuring of the Company's indebtedness. No final agreement has been reached to date.

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

    On February 1, 2002, May 1, 2002, August 1, 2002, November 1, 2002 and February 1, 2003 UPC failed to make required interest payments on its outstanding debt securities, which caused potential cross defaults on certain other debt securities and loan agreements of UPC and its affiliates, including notes (the "Belmarken Notes") issued to Belmarken Holding B.V. ("Belmarken") and UPC's principal loan agreement. The events of default continue to exist on UPC's outstanding debt securities as of the date of filing of this Annual Report on Form 10-K, although the holders of such obligations have not yet accelerated the payment obligations of UPC with respect to such securities. UPC and its affiliates have obtained waivers to the potential cross defaults on their other debt securities and loan agreements, which are subject to certain conditions.

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

3.  GOING CONCERN AND LIQUIDITY RISKS (CONTINUED)
    On September 30, 2002, UPC announced that it had entered into a restructuring agreement with its parent company, UnitedGlobalCom, Inc. ("United"), certain affiliates of United and certain holders of UPC's outstanding debt securities. The restructuring agreement contains:

    - a plan for the restructuring of UPC's debt and equity capital and the filing by UPC of a voluntary case under Chapter 11 of the United States Bankruptcy Code and a voluntary provisional moratorium of payments petition and plan of compulsory composition (Akkoord) under the Dutch Bankruptcy Code, and

    - an agreement by the security holders to forbear from exercising rights and remedies relating to the defaults while the restructuring agreement remains in effect.

    The restructuring agreement may be terminated for a variety of reasons, including the lapse of a period of nine months from the date the bankruptcy filings are made. To the Company's knowledge, none of the termination events has occurred as of the date of the filing of this Annual Report on Form 10-K.

    On September 30, 2002, UPC also announced that it had received extended waivers to its principal loan agreement and the Belmarken Notes. The extended waivers expire on the earlier of (A) March 31, 2003 or (B) the occurrence of certain events, none of which, to the knowledge of the Company, has occurred as of the date of the filing of this Annual Report on Form 10-K.

    On December 3, 2002, UPC filed a petition for the relief under Chapter 11 of the United States Bankruptcy Code and a petition to commence a moratorium on payment and for Akkoord under Dutch Bankruptcy law. Subsequently, plans of reorganization were filed with respect to the Chapter 11 case and Akkoord and were approved on February 20, 2003 and March 13, 2003, respectively. The Company understands that UPC expects the restructuring contemplated by the Chapter 11 and Akkoord plans to be completed promptly after applicable appeal periods and procedures have been completed. However, the Chapter 11 and Akkoord proceedings are not yet final, an appeal is pending with respect to Akkoord and consummation of the restructuring contemplated by UPC's restructuring agreement is subject to various conditions. Accordingly, the Company cannot make any assurance that these conditions will be satisfied or that the restructuring will be consummated.

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

    The Company's loan agreements with UPC Telecom and Belmarken contain various covenants and events of default which, among other things, permit UPC Telecom and Belmarken to accelerate the loans if a continuing default exists under the Belmarken Notes, a default exists under indebtedness of the Company or its subsidiaries which would permit or cause such indebtedness to be accelerated or if, in the opinion of UPC, certain material adverse events or conditions relative to the Company have occurred. Accordingly, the Company's loans payable to UPC and Belmarken are classified as short-term liabilities. Although the RCI note is in default, at the date of the filing of this Annual Report on

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

3.  GOING CONCERN AND LIQUIDITY RISKS (CONTINUED)
Form 10-K this has not resulted in cross default under the Companies loans owning to UPC Telecom and Belmarken because UPC Telecom and Belmarken have waived any potential cross default through January 1, 2004.

    In the event UPC or its affiliates cease to allow deferral of interest payments or accelerate payment owed to them by the Company under their loans, the Company would have limited funds or available borrowings to repay these loans. If the Company were to default on its loan payments to UPC or its affiliates, the acceleration clauses in the indentures governing the UPC Polska Notes may be triggered requiring those notes to be paid off as well, and the Company would likely not have sufficient funds or available borrowings to repay those notes. Additionally, under the UPC Polska Notes there are various Events of Default, including the acceleration of the payment of other debt of the Company in excess of $15.0 million. In the event the UPC Polska Notes were accelerated as a result of such a cross acceleration or another event of default, the Company would have limited funds or available borrowings to repay these notes. In any such circumstances the Company's available cash on hand would be insufficient to satisfy all of its obligations, and the Company cannot be certain that it would be able to obtain the borrowings needed to repay such amounts at all, or on terms that will be favorable to the Company.

    Although the Company had anticipated being able to rely on UPC to meet its payment obligations, given UPC's liquidity concerns, the Company is not certain that it will receive the necessary (or any) financing from UPC. In order to continue its operations, the Company believes it will have to restructure its outstanding indebtedness to UPC Telecom and UPC Polska note holders. If the Company is unable to successfully restructure its debt or rely on UPC for financial support, it will have to meet its payment obligations with cash on hand or with funds obtained from public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company and, if applicable, UPC and United.

    The Company has approximately $105.6 million of unrestricted cash as of December 31, 2002. However, as a result of the limitations imposed on it by the indentures governing the UPC Polska Notes and the notes payable to UPC and its affiliates, approximately $10.2 million as of December 31, 2002 of this cash, which represents the remaining net cash proceeds of the Canal+ merger, is limited in use (as described in note 2 above). As a result of these limitations and the potential inability of UPC to provide necessary funding, if required, the Company has limited sources of funding available to it outside of its operating cash flows.

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

    The Company has experienced net losses since its formation. There is a substantial uncertainty whether UPC Polska's sources of capital, working capital and projected operating cash flow would be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

3. GOING CONCERN AND LIQUIDITY RISKS (CONTINUED) years. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. UPC Polska's ability to continue as a going concern is dependent on (i) the Company's ability to restructure the UPC Polska Notes and its loans payable to UPC and its affiliates and (ii) the Company's ability to generate the cash flows required to enable it to maintain the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. The report of the Company's independent accountant, KPMG Polska Sp. z o.o., on the Company's consolidated financial statements for the year ended December 31, 2002, includes a paragraph that states that the Company has suffered recurring losses and has a negative working capital and a shareholder's deficit that raises substantial doubt about the Company's ability to continue as a going concern.

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

    As a result of the Acquisition, UPC revalued all of its previously existing goodwill, including amounts related to non-compete agreements that related to transactions completed prior to Acquisition, and pushed down the goodwill of approximately $979.3 million to the Company, establishing a new basis of accounting as of the acquisition date. The goodwill was allocated between UPC Polska's business segments based on the investment model used for acquisition. During the year ended December 31, 2000, this figure increased by $12.3 million due to the results of an arbitration settlement between the Company and TKP. During the years ended December 31, 2000 and 2001, the goodwill was also increased by $23.4 million as a result of a purchase by a subsidiary of the Company of outstanding stock in PCBV from RCI, a former PCBV minority shareholder.

    In connection with the Canal+ merger discussed in note 2, the Company included in its loss on disposition the write-off of $252.9 million of intangible assets related to the D-DTH business and $217.6 million related to the programming segment.

    As discussed in note 5, as of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Based upon the transitional assessment, the Company recorded a goodwill impairment charge of $371.0 million representing the write off of the entire goodwill balance as at January 1, 2002.

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

4.  GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)
    The consolidated statements of operations for the year ended December 31, 2002 do not include any goodwill amortization expense. For the year ended December 31, 2001, the consolidated statement of operations included such amortization expense of approximately $62.3 million including amortization of goodwill in relation to the cable business of approximately $26.5 million.

5.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    Certain amounts have been reclassified in the corresponding period's audited consolidated financial statements to conform to the audited consolidated financial statement presentation for the year ended December 31, 2002.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of UPC
Polska, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and other short-term investments with original maturities of three months or less. See note 2 and 3 for the discussion related to the limitations on the use of $10.2 million of the cash and cash equivalents.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. The Company's actual results could differ from those estimates, which include, but are not limited to: allowance for doubtful accounts, impairment charges of long-lived assets, valuation of investments in affiliates and revenue recognition.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to accounts receivable. Upon disconnection of the subscriber, all unpaid accounts receivable from the subscriber are fully reserved. The allowance is maintained until receipt of payment or until the account is deemed uncollectable for a maximum of three years.

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

5.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

    Revenue related to the provision of cable television and internet services to customers are recognized in the period in which the related services are provided in accordance with SFAS No. 51, "Financial Reporting by Cable Television Companies" ("SFAS 51"). D-DTH revenues were recognized in accordance with SAB 101 "Revenue Recognition in Financial Statements".

    Initial installation fees related to cable television and internet services are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. However, due to regular promotional prices set up for installation fees, the Company's direct selling costs exceed the associated gross installation revenue, and accordingly, the Company did not report any deferred revenue on installations as of December 31, 2002 and 2001.

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

    The Company capitalizes new subscriber installation costs, including material and labor of new connects or new service added to an existing location. Capitalized costs are depreciated over a period similar to cable television plant. The costs of subsequently disconnecting and reconnecting the customer

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) are expensed as incurred. Cable subscriber related costs and general and administrative expenses are charged to operations when incurred.

    When material, the Company capitalizes interest costs incurred during the period of construction in accordance with SFAS No. 34, "Capitalization of Interest Cost". Interest is not capitalized for short-term construction projects. During the year ended December 31, 2002 and 2001, no interest costs were capitalized.

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

INVENTORIES

    Inventories are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories are principally related to cable systems. Cost of inventory includes purchase price, transportation, customs and other direct costs.

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

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which the Company adopted effective January 1, 2002. Under
SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS 144.

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

5.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company worked with an external party to assist in the determination and comparison of the fair value of the Company's reporting units with their respective carrying amounts, including goodwill. The Company completed the first step of the goodwill impairment test required by SFAS 142 and determined that an indication of potential goodwill impairment exists. Accordingly, the Company has also completed the second step of the test to quantify the amount of the impairment. The impact of the impairment loss on the consolidated financial statements is discussed in detail in note 9.

INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

    For investments in companies in which the Company's ownership interest is 20% to 50%, the Company exerts significant influence through board representation and management authority, or in which majority control is deemed to be temporary, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliates, limited to the extent of the Company's investment in and advances to the affiliates, including any debt guarantees or other contractual funding commitments.

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

    The Company has valued its investments as of December 31, 2002 at $3.3 million in relation to its investment in TKP and Fox Kids Poland ("FKP"). The investment in TKP has a carrying value of zero at December 31, 2002 as a result of TKP losses.

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

    The financial statements of foreign subsidiaries are translated into U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) average exchange rates during the period for results of operations. Adjustments resulting from the translation of financial statements are reflected in accumulated other comprehensive income/(loss) as a separate component of stockholder's

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) equity. The Company considers all of its intercompany loans to its Polish subsidiaries to be of a long-term investment nature. As a result, any foreign exchange gains or losses resulting from the intercompany loans are reported in accumulated other comprehensive loss as a separate component of stockholder's equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires the Company to make disclosures of fair value information of all financial instruments, whether or not recognized on the consolidated balance sheets, for which it is practicable to estimate fair value.

    The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and notes payable. At December 31, 2002 and 2001, the carrying value of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

    At December 31, 2002 and 2001, the fair value of the Company's notes payable balance approximated $119,641,000 and $96,072,000, respectively, based on the last trading price of the notes as of these dates. It was not practical to estimate the fair value of amounts due to affiliates and due from affiliates due to the nature of these instruments, the circumstances surrounding their issuance, and the absence of quoted market prices for similar financial instruments.

    At the date of the Acquisition, the Company's and PCI Notes were restated to their fair market value. The resulting $61.9 million increase was recorded in the pushed-down purchase accounting entries.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the recoverability of long-lived assets (mainly property, plant and equipment, intangibles, and certain other assets) by determining whether the carrying value of the asset can be recovered over the remaining life of the asset through projected undiscounted future operating cash flows expected to be generated by such asset. If the carrying value of the asset group is determined to be not recoverable, an impairment in value is estimated to have occurred and the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. Additionally, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it experiences unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove to be insufficient, the Company may need to impair certain of its long-lived assets. The Company has evaluated the impact of the adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") and determined based on its assessment that there is no impairment of its long-lived assets, other than the write off of certain intangibles as disclosed in note 9.

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

5.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ADVERTISING COSTS

    All advertising costs of the Company are expensed as incurred. The Company incurred advertising costs of approximately $1,518,000, $5,532,000 and $14,217,000 for the years ended December 31, 2002, 2001 and 2000.

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

                                                   YEAR ENDED            YEAR ENDED            YEAR ENDED
                                                DECEMBER 31, 2002     DECEMBER 31, 2001     DECEMBER 31, 2000
                                               -------------------   -------------------   -------------------
                                                               (IN THOUSANDS OF U.S. DOLLARS)
Supplemental cash flow information:
  Cash paid for interest.....................        $2,698                $2,001                $2,026
  Cash paid for income taxes.................            45                   188                   102
Non cash items:
  Issuance of debt for purchase of PCBV
    minority shares (note 12)................            --                17,000                    --

NEW ACCOUNTING PRINCIPLES

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

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangibles" ("SFAS 142"), which the Company adopted effective January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives.

    The Company has worked with an external party to assist in the determination and comparison of the fair value of the Company's reporting units with their respective carrying amounts, including goodwill. The Company completed the first step of the goodwill impairment test required by SFAS 142 and determined that an indication of potential goodwill impairment exists. Accordingly, the Company also completed the second step of the test to quantify the amount of the impairment. The impact of the impairment loss on the consolidated financial statements is discussed in detail in note 9.

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

5.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
June 15, 2002. The Company does not anticipate that the adoption of SFAS 143 will have a material impact on its financial position or results of operations.

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assts
("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes accounting and reporting standards for impairment or disposal of long-lived assets and discontinued operations. The Company has evaluated the impact of the adoption of SFAS 144 and determined based on its assessment that there is no impairment of its long-lived assets, other than write off of certain intangibles as disclosed in note 9.

    In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 are generally effective for the Company's 2003 fiscal year, or in the case of specific provisions, for transactions occurring after May 15, 2002 or financial statements issued on or after May 15, 2002. For certain provisions, including the rescission of Statement 4, early application is encouraged. The Company does not believe that the adoption of SFAS 145 will have a material impact on its financial position or results of operations.

    In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. As the Company currently has no plans to exit or dispose of any of its activities, management of the Company does not believe that the adoption SFAS 146 will have a material impact on its results of operations and financial position.

    In November 2002, the Financial Accounting Standard Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others--an Interpretation of FASB Statements No. 5, 57, and 107 and a Rescission of FASB Interpretation No. 34. ("FIN 45"). FIN 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company has adopted the disclosure requirements and is currently evaluating the potential impact, if

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) any, the adoption of the remainder of FIN 45 will have on the Company's financial position and results of operations.

    In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment to Statement No. 123 ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), by requiring prominent disclosures in both annual and interim financial statements, about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company intends to adopt the provisions of SFAS 123, as amended by SFAS 148, as of the beginning of our fiscal year in 2003. Adoption of this standard is not expected to have a material effect on the Company's financial position and results of operations.

    In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities--an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities created or acquired prior to February 1, 2003. The Company is currently evaluating the potential impact, if any, the adoption of FIN 46 will have on our financial position and results of operations.

6.  VALUATION AND QUALIFYING ACCOUNTS

                                                                     BALANCE AT THE    ADDITIONS                  BALANCE AT THE
                                                                     BEGINING OF THE   CHARGED TO     AMOUNTS       END OF THE
                                                                         PERIOD         EXPENSE     WRITTEN OFF       PERIOD
                                                                     ---------------   ----------   -----------   --------------
                                                                                           (IN THOUSANDS)
        2000            Allowance for Doubtful Accounts............      $3,090          $6,346       $   751         $8,685
        2001            Allowance for Doubtful Accounts............      $8,685          $8,127       $13,931(1)      $2,881
        2002            Allowance for Doubtful Accounts............      $2,881          $   --       $     3         $2,878

------------------------

(1) The amount of $8,061,000 relates to the disposition of D-DTH business.

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

7. ACQUISITIONS

    There were no acquisitions in 2002. On August 28, 2001 and on June 2, 2000, Wizja TV B.V. acquired 6.3% and 1.4% of the outstanding capital stock of PCBV from a minority shareholder of PCBV. The Company paid $21.2 million and $2.2 million, respectively, and has considered these amounts as additional goodwill. The Company issued debt of $17.0 million in partial payment for the August 28, 2001, acquisition, out of which $6.0 million is still outstanding as of December 31, 2002.

8. PROPERTY, PLANT AND EQUIPMENT

    As a result of the D-DTH disposition in December 2001, as described in note 2, the net value of disposed property, plant and equipment was $86,428,000, which consisted of D-DTH equipment of $80,824,000, vehicles of $625,000 and other of $4,979,000.

    In the year 2001 and 2000, the Company recorded an impairment charge relating to D-DTH boxes leased to customers that had been disconnected and where it was unlikely for the Company to recover the value of the boxes. The amount of impairment in 2001 and 2000 was $22,322,000 and $7,734,000, respectively.

    The Company incurred depreciation charges for tangible fixed assets of $26,891,000, $60,879,000 and $48,052,000 for the years ended December 31, 2002,
2001 and 2000, respectively.

9. INTANGIBLE ASSETS

    The net carrying amounts of goodwill and other intangible assets as of December 31, 2002 and 2001 are as follows:

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                            ---------------------
                                                              2002        2001
                                                            ---------   ---------
                                                            (IN THOUSANDS OF U.S.
                                                                  DOLLARS)
Goodwill..................................................   $   --     $365,483
Other intangible assets...................................    1,608        4,579
                                                             ------     --------
                                                             $1,608     $370,062
                                                             ======     ========

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which the Company adopted effective January 1, 2002. Under
SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS 144.

    The Company worked with an external party to assist in the determination and comparison of the fair value of the Company's reporting units with their respective carrying amounts, including goodwill. The Company completed the first step of the goodwill impairment test required by SFAS 142 and determined that an indication of potential goodwill impairment exists. Accordingly, the Company also completed the second step of the test to quantify the amount of the impairment.

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

9. INTANGIBLE ASSETS (CONTINUED)
    The fair value of the Company's reporting units was estimated using the expected present value of future cash flows as well as a market multiple approach, under which a risk adjusted market multiple obtained by comparison with various publicly traded companies in the cable industry, was applied to the Company's revenue stream. As a result, in the fourth quarter of 2002, based upon the Company's transitional assessment, the Company recorded a goodwill impairment charge of $371.0 million, net of income taxes of zero as a cumulative effect of accounting change.

    The effect of the impairment loss recognized as at December 31, 2002 on the net carrying amount of goodwill is as follows:

EFFECT OF IMPAIRMENT LOSS RECOGNIZED AS AT DECEMBER 31, 2002

Balance as at December 31, 2002 before impairment...........  $ 378,594
Impairment loss.............................................   (370,966)
Foreign currency translation adjustment.....................     (7,628)
                                                              ---------
Balance as at December 31, 2002.............................  $      --
                                                              =========

    The following table presents the effect of the impairment loss recognized retroactively as at January 1, 2002 on the net carrying amount of goodwill:

EFFECT OF IMPAIRMENT LOSS RECOGNIZED AS AT JANUARY 1, 2002

Balance as at January 1, 2002...............................  $ 365,483
Adjustment to goodwill in 2002..............................       (839)
Impairment loss.............................................   (370,966)
Foreign currency translation adjustment.....................      6,322
                                                              ---------
Balance as at December 31, 2002.............................  $      --
                                                              =========

    As a consequence of the SFAS 142 adoption, the net book value of goodwill as at December 31, 2002 is zero.

    The Company's amortized intangible assets consist of software licences in the net amount of $1.6 million as presented in the Consolidated Statements of Operations as at December 31, 2002. The gross carrying value and accumulated depreciation amounted to $5.1 million and $3.5 million respectively. Estimated amortization expense related to these intangibles for the five succeeding years is as follows:

                                                         (IN THOUSANDS)
2003...................................................      $1,545
2004...................................................      $   63
2005...................................................      $   --
2006...................................................      $   --
2007...................................................      $   --

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

9. INTANGIBLE ASSETS (CONTINUED)
    The consolidated statement of operations for the year 2002 does not include any goodwill amortization expense. Amortization expense related to goodwill for the years ended December 31, 2001 and 2000 was $62.3 million and $60.5 million, respectively.

    The net loss before cumulative effect of accounting change as reported and as adjusted for the adoption of SFAS 142 is presented in the table below:

                                                       YEARS ENDED DECEMBER 31,
                                              ------------------------------------------
                                                  2002           2001           2000
                                              ------------   ------------   ------------
                                              (IN THOUSANDS OF U.S. DOLLARS, UNAUDITED)
Net loss as reported........................   $(492,243)     $(749,478)     $(248,811)
  Add Back:
    Cumulative effect of accounting
      change................................     370,966             --             --
                                               ---------      ---------      ---------
Adjusted net loss before cumulative effect
  of accounting change......................   $(121,277)     $(749,478)     $(248,811)
                                               =========      =========      =========
  Add Back:
    Goodwill amortization...................          --         62,270         60,466
                                               ---------      ---------      ---------
Adjusted net loss before cumulative effect
  of accounting change......................   $(121,277)     $(687,208)     $(188,345)
                                               =========      =========      =========

    During the fourth quarter of 2002, the Company reviewed its intangible assets with a definite life and identified intangibles (mainly franchise fees recorded in 1995) with a net book value of $1.9 million for write off as these assets were determined to have no current or future service potential and do not contribute directly or indirectly to the Company's future cash flows.

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

10. INVESTMENTS IN AFFILIATED COMPANIES

    The Company's investment balances in affiliated companies as of December 31, 2002 and 2001 are as follows:

                                               AS OF DECEMBER 31, 2002
---------------------------------------------------------------------------------------------------------------------
                                           INVESTMENTS IN                 CUMULATIVE SHARE
                                           AND ADVANCES TO   CUMULATIVE    IN RESULTS OF     CUMULATIVE
                               OWNERSHIP     AFFILIATED       DIVIDEND       AFFILIATED      TRANSLATION      NET
COMPANY                        INTEREST       COMPANIES       RECEIVED       COMPANIES       ADJUSTMENT    INVESTMENT
-------                        ---------   ---------------   ----------   ----------------   -----------   ----------
TKP..........................     25%           $26,811          $--          $(26,811)          $--         $   --
FKP..........................     20%            14,926          --            (11,649)          --           3,277
                                                -------          --           --------           --          ------
                                                $41,737          $--          $(38,460)          $--         $3,277
                                                =======          ==           ========           ==          ======

                                               AS OF DECEMBER 31, 2001
---------------------------------------------------------------------------------------------------------------------
                                           INVESTMENTS IN                 CUMULATIVE SHARE
                                           AND ADVANCES TO   CUMULATIVE    IN RESULTS OF     CUMULATIVE
                               OWNERSHIP     AFFILIATED       DIVIDEND       AFFILIATED      TRANSLATION      NET
COMPANY                        INTEREST       COMPANIES       RECEIVED       COMPANIES       ADJUSTMENT    INVESTMENT
-------                        ---------   ---------------   ----------   ----------------   -----------   ----------
TKP..........................     25%           $26,811          $--          $ (7,721)          $--         $19,090
FKP..........................     20%            14,926          --             (9,486)          --            5,440
                                                -------          --           --------           --          -------
                                                $41,737          $--          $(17,207)          $--         $24,530
                                                =======          ==           ========           ==          =======

    Investment in affiliated companies at both December 31, 2002 and December 31, 2001 consist of a 25% common stock ownership interest in TKP and a 20% ownership interest in the common stock of Fox Kids Poland Ltd. ("FKP"). The Company accounts for these investments using the equity method.

    For the year ended December 31, 2002, the Company recorded a loss of $19.1 million to recognize the Company's share in TKP's losses for 2002. As a result, the net book value of this investment was zero as of December 31, 2002.

    The following table summarizes financial information for TKP as of December 31, 2002 and it is based on the unaudited, non-US GAAP financial statements of TKP as of December 31, 2002 prepared in PLN and translated by the Company into U.S. dollars (based on the official exchange rates of the

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

10. INVESTMENTS IN AFFILIATED COMPANIES (CONTINUED)
National Bank of Poland of PLN 3.8388 to the U.S. dollar in respect of balance sheet items and the average exchange rate for 2002 of PLN 4.0789 to the U.S. dollar in respect of income statement items).

                                                                 YEAR ENDED
                                                              DECEMBER 31, 2002
                                                              -----------------
                                                                 (STATED IN
                                                              THOUSANDS OF U.S.
                                                                  DOLLARS)
Current assets..............................................      $  93,750

Noncurrent assets...........................................         76,379

Current liabilities.........................................         66,167

Noncurrent liabilities......................................        269,796

Gross revenues..............................................        160,970

Gross profit................................................         20,478

Operating result............................................        (80,781)

Net loss....................................................      $(406,861)

    Net loss noted above includes goodwill amortization of $324.7 million for which the Company accounted for in the valuation of investment in TKP as of the acquisition date of December 7, 2001.

    As of December 31, 2002, the Company reviewed the carrying value of its investment in FKP and recognized a loss of $2.2 million. Accordingly, the net book value of the investment in FKP of $3.3 million as of December 31, 2002 reflects the Company's share in FKP.

    It was not practical to estimate the market value of investments in affiliated companies due to the nature of these investments, the relatively short existence of the affiliated companies and the absence of quoted market prices for the affiliated companies.

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

11.  INCOME TAXES

    Income tax (expense)/benefit consists of:

                                                              CURRENT    DEFERRED    TOTAL
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Year ended December 31, 2002:
  U.S. Federal..............................................   $  --        $--      $  --
  State and Local...........................................      --        --          --
  Foreign...................................................     (94)       --         (94)
                                                               -----        --       -----
                                                               $ (94)       $--      $ (94)
                                                               =====        ==       =====
Year ended December 31, 2001:
  U.S. Federal..............................................   $  --        $--      $  --
  State and Local...........................................      --        --          --
  Foreign...................................................    (124)       --        (124)
                                                               -----        --       -----
                                                                (124)       --        (124)
                                                               =====        ==       =====
Year ended December 31, 2000:
  U.S. Federal..............................................   $  --        $--      $  --
  State and Local...........................................      --        --          --
  Foreign...................................................    (285)       --        (285)
                                                               -----        --       -----
                                                               $(285)       $--      $(285)
                                                               =====        ==       =====

    Sources of loss before income taxes and minority interest are presented as follows:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
Domestic Loss...........................................    $ (18,370)     $(680,912)     $ (30,019)
Foreign Loss............................................     (102,813)       (68,442)      (218,507)
                                                            ---------      ---------      ---------
                                                            $(121,183)     $(749,354)     $(248,526)
                                                            =========      =========      =========

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

11.  INCOME TAXES (CONTINUED)
    Income tax expense for the years ended December 31, 2002, 2001 and 2000 differed from the amounts computed by applying the U.S. federal income tax rate of 35% (34% for the years ended December 31, 2001 and 2000) to pre-tax loss as a result of the following:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
Computed "expected" tax benefit.........................    $ 172,285      $ 254,780      $ 84,499
Non-deductible expenses,................................      (13,013)       (21,977)      (22,640)
Non Taxable Revenue.....................................        4,570             --            --
Write-off of goodwill in Loss on Disposition............           --       (159,969)           --
Goodwill Impairment.....................................     (129,838)            --            --
Change in valuation allowance...........................      (33,898)       (52,733)      (25,353)
Expiration of Foreign NOL's.............................           --        (18,273)       (7,268)
Adjustment to deferred tax asset for enacted changes in
  tax rates.............................................        2,628           (283)      (17,343)
Foreign tax rate differences............................       (5,869)        (2,890)       (5,299)
Other...................................................        3,041          1,221        (6,881)
                                                            ---------      ---------      --------
                                                            $     (94)     $    (124)     $   (285)
                                                            =========      =========      ========

    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Foreign net operating loss carry forward..................  $  25,731   $  24,665
  Domestic net operating loss carry forward.................     44,235      80,162
  Accrued Interest..........................................     91,036      69,898
  Other.....................................................     27,917      21,347
                                                              ---------   ---------
Total gross deferred tax assets.............................  $ 188,919     196,072
Less valuation allowance....................................   (179,460)   (196,072)
                                                              ---------   ---------
Net deferred tax assets.....................................  $   9,459   $      --
                                                              =========   =========
Deferred tax liabilities:
  Other.....................................................  $   9,459   $      --
                                                              =========   =========
Net Deferred Tax Assets.....................................  $      --   $      --
                                                              =========   =========

    The net increase or (decrease) in the valuation allowance for the years ended December 31, 2002 and 2001, and 2000 was $(16,612,320), $52,733,000, and
$25,353,000, respectively. The 2002 change in valuation allowance as reflected in the computation of expected tax benefit to actual does not reflect any valuation allowance effects associated with reconciling adjustments posted in 2002 to deferred tax

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

11.  INCOME TAXES (CONTINUED)
asset account balances. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and the projections for future taxation income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2002.

    As each of the Polish and Netherlands subsidiaries of the Company are not subject to group taxation, the deferred tax assets and liabilities in the individual companies must be evaluated on a standalone basis. The reported foreign net operating losses are presented on an aggregate basis. As a result, some of the foreign subsidiaries may have no losses or other deferred tax assets available to them individually. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2002 will be reported in the consolidated statement of operations.

    Loss carryforwards from the Company's Polish subsidiaries, relating 1998 and prior years, have expired as at October 31, 2002. Foreign loss carryforwards starting from 1999 can be offset against the Polish subsidiaries taxable income and utilized during each of the five years subsequent to the year of the loss with no more than 50% of the loss in one given year. For losses incurred in U.S. taxable years prior to 1998, loss carryforwards can be applied against taxable income three years retroactively and fifteen years into the future. For losses incurred in U.S. taxable years from 1998, loss carryforwards can be applied against taxable income two years retroactively and twenty years into the future.

    As of December 31, 2002, the Company has approximately $126,385,506 in U.S. net operating loss carryforwards.

    At December 31, 2002, the Company has foreign net operating loss carryforwards of approximately $95,299,039 which will expire as follows:

YEAR ENDING DECEMBER 31, 2002:                                IN THOUSANDS
------------------------------                                ------------
2003........................................................     $ 9,276
2004........................................................      29,023
2005........................................................      30,378
2006........................................................      18,626
2007........................................................       7,996

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

12.  NOTES PAYABLE AND OFFER TO REPURCHASE NOTES

    Notes payable, excluding amounts due to UPC and its affiliates, consist of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
                                                            (IN THOUSANDS)
Notes payable to RCI....................................  $  6,000   $ 17,000
UPC Polska Senior Discount Notes due 2009, net of
  discount..............................................   210,549    184,559
UPC Polska Series C Senior Discount Notes due 2008, net
  of discount...........................................    19,920     16,749
UPC Polska Senior Discount Notes due 2008, net of
  discount..............................................   214,298    187,893
PCI Notes, net of discount..............................    14,509     14,509
Bank Rozwoju Exportu S.A. Deutsche--Mark facility.......        --        407
                                                          --------   --------
Total notes payable.....................................   465,276    421,117
Less: Current Portion of Notes Payable..................    20,509     17,407
                                                          --------   --------
Long Term Notes Payable.................................  $444,767   $403,710
                                                          ========   ========

NOTES PAYABLE TO RCI

    In settlement of legal claims against the Company, on August 28, 2001, the Company itself and through its subsidiary issued promissory notes for $17 million to RCI, a former minority stockholder of PCBV, which accrue interest at 7% per annum and are payable in increments over a period of 36 months in cash or UPC common stock, at the payer's election. UPC is the guarantor of the note. Since an event of default has occurred under UPC's indentures, which was not cured or waived within the applicable grace period, a cross-default has occurred under the RCI note. As a result, RCI has the right to receive the interest at the default rate of 12% per annum. On January 15, 2003, RCI filed a complaint in the Superior Court in New Castle County, Delaware against the Company regarding the Company's default on the RCI Note due August 28, 2003. The demand was made for immediate payment in full of the unpaid $6.0 million principal amount of the Promissory note together with all accrued and unpaid interest at the default rate. The Company has not paid any amounts demanded by RCI, or filed responsive pleadings in the litigation. Likewise a trial date has not been set and the parties have not yet commenced discovery.

UPC POLSKA INC. NOTES

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

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

12.  NOTES PAYABLE AND OFFER TO REPURCHASE NOTES (CONTINUED)
    The Notes are unsubordinated and unsecured obligations. Cash interest on the Notes will not accrue prior to February 1, 2004. Thereafter cash interest will accrue at a rate of 14.5% per annum on the principal amount and will be payable semiannually in arrears on August 1 and February 1 of each year, commencing August 1, 2004. The Notes will mature on February 1, 2009. At any time prior to February 1, 2002, the Company may redeem up to a maximum of 35% of the originally issued aggregate principal amount at maturity of the Notes at a redemption price equal to 117.5% of the accreted value thereof at the redemption date, plus accrued and unpaid interest, if any, to the date of redemption with some or all of the net cash proceeds of one or more public equity offerings; provided, however, that not less than 65% of the originally issued aggregate principal amount at maturity of the Notes remain outstanding immediately after giving effect to such redemption.

    The Warrants initially entitled the holders thereof to purchase 1,813,665 shares of common stock, representing, in the aggregate, approximately 5% of the outstanding common stock on a fully-diluted basis (using the treasury stock method) immediately after giving effect to the Units offering and the Company's offering of Series A 12% Cumulative Preference Shares and Series B 12% Cumulative Preference Shares. In July and August 1999 certain warrant holders executed their right to purchase common stock (see note 13). The remaining unexercised Warrants were redeemed in connection with the Acquisition.

    On January 20, 1999, the Company sold $36,001,000 aggregate principal amount at maturity of Series C Senior Discount Notes (collectively the "Series C Notes") due 2008. The Series C Notes are senior unsecured obligations of the Company ranking PARI PASSU in right of payment with all other existing and future unsubordinated obligations of the Company. The Series C Notes were issued at a discount to their aggregate principal amount at maturity and generated gross proceeds to the Company of approximately $9,815,000. Cash interest on the Series C Notes will not accrue prior to January 15, 2004. Thereafter cash interest will accrue at a rate of 7.0% per annum on the principal amount at maturity, and will be payable semiannually in arrears on July 15 and January 15 of each year commencing July 15, 2004. The Series C Notes will mature on July 15, 2008.

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

    The Discount Notes are unsubordinated and unsecured obligations. Cash interest on the Discount Notes will not accrue prior to July 15, 2003. Thereafter cash interest will accrue at a rate of 14.5% per

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

12. NOTES PAYABLE AND OFFER TO REPURCHASE NOTES (CONTINUED) annum and will be payable semiannually in arrears on January 15 and July 15 of each year, commencing January 15, 2004. The Discount Notes will mature on July 15, 2008. At any time prior to July 15, 2001, the Company may redeem up to a maximum of 25% of the originally issued aggregate principal amount at maturity of the Discount Notes at a redemption price equal to 114.5% of the accreted value thereof at the redemption date, plus accrued and unpaid interest, if any, to the date of redemption with some or all of the net cash proceeds of one or more public equity offerings; provided, however, that not less than 75% of the originally issued aggregate principal amount at maturity of the Discount Notes remains outstanding immediately after giving effect to such redemption. The effective interest rate of the Discount Notes is approximately 16.5%.

    The Warrants initially entitled the holders thereof to purchase 1,824,514 shares of Common Stock, representing, in the aggregate, approximately 5% of the outstanding Common Stock on a fully-diluted basis immediately after giving effect to the sale of the Units. The Warrants were exercisable at any time and will expire on July 15, 2008. The remaining unexercised Warrants were redeemed in connection with the Acquisition.

    Pursuant to the Indenture governing the UPC Polska Notes (the "Indenture"), the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitations on additional indebtedness; (ii) limitations on restricted payments;
(iii) limitations on issuance and sales of capital stock of restricted subsidiaries; (iv) limitations on transactions with affiliates; (v) limitations on liens; (vi) limitations on guarantees of indebtedness by restricted subsidiaries; (vii) purchase of Notes upon a change of control;
(viii) limitations on sale of assets; (ix) limitations on dividends and other payment restrictions affecting restricted subsidiaries; (x) limitations on investments in unrestricted subsidiaries; (xi) consolidations, mergers, and sale of assets; (xii) limitations on lines of business; and (xiii) provision of financial statements and reports. As of December 31, 2002 and the date of filing of this Annual Report on Form 10K, the Company has evaluated its compliance with its indentures governing the UPC Polska Notes and has determined, based on its assessment, that an Event of Default has not occurred under its indentures. As a result, the amounts related to UPC Polska Notes of $444.8 million have been reflected as long-term liabilities in the Company's financial statements as of December 31, 2002.

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

    The PCI Notes have an interest rate of 9 7/8% and a maturity date of November 1, 2003. Interest is paid on the PCI Notes on May 1 and November 1 of each year. As of December 31, 2002 and 2001 PCI accrued interest expense of $237,000 and $240,000, respectively. Prior to November 1, 1999, PCI could have redeemed up to a maximum of 33% of the initially outstanding aggregate principal amount of the PCI Notes with some or all of the net proceeds of one or more public equity offerings at a redemption price equal to 109.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that immediately after giving effect to such redemption, at least $87 million aggregate principal amount of the PCI Notes remains outstanding.

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

12.  NOTES PAYABLE AND OFFER TO REPURCHASE NOTES (CONTINUED)
    PCI has pledged to State Street Bank and Trust Company, the trustee for the PCI Notes (for the benefit of the holders of the PCI Notes) intercompany notes issued by PCBV, of a minimum aggregate principal amount (together with cash and cash equivalents of PCI), equal to at least 110% of the outstanding principal amount of the PCI Notes, and that, in the aggregate, provide cash collateral or bear interest and provide for principal repayments, as the case may be, in amounts sufficient to pay interest on the PCI Notes. Notes payable from PCBV to PCI were $258,486,000 and $249,765,000 at December 31, 2002 and 2001,
respectively.

    PCI Notes, having a maturity date of November 1, 2003, are presented as current liabilities in the Company's consolidated financial statements as of December 31, 2002. In February 2003, PCI elected to satisfy and discharge PCI Notes in accordance with the Indentures governing PCI Notes ("the PCI Indenture"). On March 19, 2003, the Company deposited with the Indenture trustee funds to be held in trust, sufficient to pay and discharge the entire indebtedness plus accrued interest at the maturity (November 1, 2003) represented by the PCI Notes. As a result, PCI has been released from its covenants contained in its Indenture.

NOTES PAYABLE TO UPC AND ITS AFFILIATES

    On December 2, 2002, UPC assigned to UPC Telecom B.V. all rights and obligations arising from loan agreements between the Company and UPC. As of December 31, 2002 and 2001, the Company had loans payable to UPC and its affiliate of approximately $458,374,000 and $444,479,000, respectively. The amounts include capitalized or accrued interest of approximately $117,800,000 and $76,386,000 as of December 31, 2002 and 2001, respectively. The loans bear interest at a rate of 11.0% per annum and mature in 2007 and 2009. Loans from UPC with an aggregate principal amount of $150.0 million have been subordinated to the UPC Polska Notes. The agreements related to these notes contain various covenants, including a material adverse change covenant which provides UPC with the right to subjectively accelerate payment on these loans, as described more completely in note 3. Additionally, one of the loans contains a provision that would require the Company to accelerate payment on the outstanding amount if there is an Event of Default under either of the UPC senior notes which is not cured or waived within the applicable grace period and which causes those notes to be accelerated. As a result of these provisions, the debt owed to UPC Telecom and Belmarken has been reflected as a current liability.

BANK ROZWOJU EKSPORTU S.A. DEUTSCHE-MARK FACILITY

    The Deutsche Mark credit of DEM 1,101,750 was revalued to Euros as of September 30, 2001 at the exchange rate of 0.5113 of Euro to DEM. This credit bore interest at LIBOR plus 2.0% was ultimately secured by a pledge of the common shares of one of the Company's subsidiaries. This loan was repaid in full as of December 31, 2002.

INTEREST EXPENSE

    Interest expense relating to notes payable was in the aggregate approximately $99,846,000, $95,538,000 and $73,984,000, for the years 2002, 2001 and 2000, respectively.

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

12.  NOTES PAYABLE AND OFFER TO REPURCHASE NOTES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS AND MATURITY AMOUNTS

    Fair value is based on market prices for the same or similar issues. Carrying value is used when a market price is unavailable.

                                   AMOUNT OUTSTANDING                        EXPECTED FISCAL YEAR FOR REPAYMENT
                                 AS OF DECEMBER 31, 2002    ---------------------------------------------------------------------
                                -------------------------                                                               2008 AND
                                BOOK VALUE    FAIR VALUE      2003       2004        2005        2006        2007      THEREAFTER
                                -----------   -----------   --------   ---------   ---------   ---------   ---------   ----------
                                                                          (IN THOUSAND)
Notes payable to former PCBV
  minority shareholders.......   $  6,000      $  6,000     $ 6,000    $     --    $     --    $     --    $     --     $     --
UPC Polska Senior Discount
  Notes due 2009, net of
  discount....................    210,549        47,099          --          --          --          --          --      210,549
UPC Polska Series C Senior
  Discount Notes due 2008, net
  of discount.................     19,920         7,200          --          --          --          --          --       19,920
UPC Polska Senior Discount
  Notes due 2008, net of
  discount....................    214,298        44,833          --          --          --          --          --      214,298
PCI Notes, net of discount....     14,509        14,509      14,509                      --          --          --           --
                                 --------      --------     -------    ---------   ---------   ---------   ---------    --------
  Total.......................   $465,276      $119,641     $20,509    $     --    $     --    $     --    $     --     $444,767
                                 ========      ========     =======    =========   =========   =========   =========    ========

13.  PREFERENCE OFFERINGS

   On January 22, 1999, the Company sold 50,000 (45,000 Series A and 5,000 Series B) 12% Cumulative Redeemable Preference Shares (collectively "the Preference Shares") and 50,000 Warrants (each a "Preference Warrant"), each Preference Warrant initially entitling the holders thereof to purchase 110 shares of common stock, par value $0.01 per share, of the Company at an exercise price of $10.00 per share, subject to adjustment. The Preference Shares together with the Preference Warrants generated gross proceeds to the Company of $50,000,000 of which approximately $28,812,000 has been allocated to the initial unaccreted value of the Preference Shares (net of commissions and offering costs payable by the Company of approximately $1,700,000), and approximately $19,483,000 has been allocated to the Preference Warrants.

    In the tender offer, initiated pursuant to the Agreement and Plan of Merger with UPC and Bison, UPC acquired and cancelled 100% of the outstanding Series A and Series B 12% Cumulative Redeemable Preference Shares, and the Preference Warrants.

14.  RELATED PARTY TRANSACTIONS

    During the ordinary course of business, the Company enters into transactions with related parties. The principal related party transactions are described below.

CALL CENTER AND IT REVENUE

    During the year 2002 the Company provided certain call center services to TKP in connection with Canal + merger transaction. The total revenue from these services amounted to $1,856,000 for the year ended December 31, 2002.

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

14.  RELATED PARTY TRANSACTIONS (CONTINUED)
    Additionally, the Company has provided to TKP certain IT services for D-DTH subscriber data migration to TKP's DTH platform. The total revenue from these services amounted to $247,000 for the year ended December 31, 2002.

    These revenues were generated primarily in first half of 2002 and the Company does not expect that any additional services will be provided to TKP to generate such revenue in the future.

OTHER REVENUE

    Commencing April 2002, the Company has provided certain IT services relating to a subscribers management system to other Central European affiliates of UPC. The total revenue from these services amounted to $527,000 for the year ended December 31, 2002. This revenue is earned on a "cost plus" basis and the Company expects to continue providing these services.

    In 2001 and 2000 Company also provided certain programming and broadcast services to UPC's affiliates. The total revenue from these services amounted to $3,305,000 and $12,469,000 for the year ended December 31, 2001 and 2000, respectively. The amounts receivable in relation to these services were $0 as of December 31, 2001. The Company did not provide this type of services in 2002.

DIRECT OPERATING EXPENSES CHARGED BY AFFILIATES

    Certain of the Company's affiliates have provided programming to the Company. The Company incurred programming fees from these affiliates of $1,136,000, $5,756,000 and $1,800,000 for the years ended December 31, 2002,
2001 and 2000.

    The Company was also provided with Canal+ Multiplex programming by TKP. The total cost related to this service amounted to $531,000 for the year ended December 31, 2002. There were no such costs during 2001 and 2000.

    The Company has incurred direct costs related to internet services from its affiliates amounting to $1,589,000, $1,716,000 for the years ended December 31, 2002 and 2001, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    UPC and its affiliates provide the Company with services such as legal services, negotiation of contracts with programmers, financial reporting assistance, investor relations, corporate communications, information technology, equipment procurement and facilities. UPC allocates to the Company the Company's proportionate share of such costs for these services based on the Company's revenues. Taking into account the relative size of its operating companies and their estimated use of UPC resources, the allocation may be adjusted in the future. During the years ended December 31, 2002, 2001 and 2000 UPC charged the Company with $5,797,000, $10,290,000 and $5,190,000 respectively. The above charges are reflected as a component of selling, general and administration expenses in the consolidated statements of operations.

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

14.  RELATED PARTY TRANSACTIONS (CONTINUED)
NOTES PAYABLE TO UPC AND ITS AFFILIATES

    The Company was indebted to UPC and its affiliate in the following amounts.

                              AS OF                 AS OF          INTEREST
                        DECEMBER 31, 2002     DECEMBER 31, 2001     RATE %      REPAYMENT TERMS            LENDER
                       -------------------   -------------------   --------   --------------------  --------------------
                             (IN THOUSANDS OF U.S.DOLLARS)
Master Loan..........        $243,926              $241,920           11%     by July 30, 2009      UPC Telecom B.V.
Subordinated Master           199,506               184,979           11%     by July 30, 2009      UPC Telecom B.V.
  Loan...............
                               14,942                17,580           11%     by May 25, 2007       Belmarken Holding
Qualified Loan.......                                                                               B.V
                             --------              --------
Total................        $458,374              $444,479
                             ========              ========

    During 2002, the Company incurred interest expense in relation to the loans payable to UPC and its affiliates of $41,414,000 as compared to $44,331,000 in 2001 and $29,268,000 in 2000.

OTHER TRANSACTIONS

    In June 2002 Wizja TV BV, the Company's subsidiary, sold 28,600 D-DTH decoders for $3,918,200 to one of UPC's subsidiaries in Hungary. As of December 31, 2002 the Company had still a receivable due from UPC's affiliate in respect of these decoders of $3.2 million; however, subsequently in February 2003 further $2.9 million was repaid to the Company.

15.  PER SHARE INFORMATION

    The Company is 100% owned by UPC Telecom B.V.

16.  CAPITAL CONTRIBUTIONS

    During the years ended December 31, 2002, 2001 and 2000, UPC made capital contributions to the Company of $21,589,000, $48,451,000, and $50,562,000,
respectively.

17.  UPC STOCK OPTION PLANS

    The Company and/or its subsidiaries do not have any own stock option plan.

UPC STOCK OPTION PLAN

    In June 1996, UPC adopted a stock option plan (the "Plan") for certain of its employees and those of its subsidiaries. During 2001 and 2000, management and certain employees of the Company and its subsidiaries were granted options by the parent company under this plan. There were no further options granted to the Company's employees during 2002.

    There are 18,000,000 total shares available for the granting of options under the Plan. Each option represents the right to acquire a certificate representing the economic value of one share. The options are granted at fair market value determined by UPC's Supervisory Board at the time of the grant. The maximum term that the options can be exercised is five years from the date of the grant. The vesting period for grants of options is four years, vesting in equal monthly increments. Upon termination of an

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

17.  UPC STOCK OPTION PLANS (CONTINUED)
employee (except in the case of death, disability or the like), vested options must be exercised, within 30 days of the termination date. The Supervisory Board of UPC may alter these vesting schedules at its discretion. An employee has the right at any time to put his certificates or shares from exercised vested options at a price equal to the fair market value. The Company can also call such certificates or shares for a cash payment upon termination in order to avoid dilution, except for certain awards, which can not be called by the Company until expiration of the underlying options. The Plan also contains anti-dilution protection and provides that, in the case of change of control, the acquiring company has the right to require UPC to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

    For purposes of the proforma disclosures presented below, UPC, and consequently UPC Polska Inc., have computed the fair values of all options granted during the year ended December 31, 2002, 2001 and 2000, using the Black-Scholes multiple-option pricing model and the following weighted-average assumptions:

                                   YEAR ENDED            YEAR ENDED            YEAR ENDED
                                DECEMBER 31, 2002     DECEMBER 31, 2001     DECEMBER 31, 2000
                               -------------------   -------------------   -------------------
Risk-free interest rate......            3.16%                 4.15%                 4.60%
Expected life regular          5 years               5 years               5 years
  options....................
Expected volatility..........          118.33%               112.19%                74.14%
Expected dividend yield......               0%                    0%                    0%

    Based upon the Black-Scholes multiple option model, the total fair value of options granted was approximately $1.0 million for the year ended December 31, 2000. This amount is amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For the years ended December 31, 2001 and 2002, stock-based compensation, net of the effect of forfeitures and net of actual compensation expense recorded in the statement of operations was zero. This stock-based compensation had the following proforma effect on net income:

                                                   YEAR ENDED            YEAR ENDED            YEAR ENDED
                                                DECEMBER 31, 2002     DECEMBER 31, 2001     DECEMBER 31, 2000
                                               -------------------   -------------------   -------------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss--as reported........................       $(492,243)            $(749,478)            $(248,811)
Net loss--pro forma..........................       $(492,243)            $(749,737)            $(249,003)
Basic and diluted net loss per share--as                  N/A                   N/A                   N/A
  reported...................................
Basic and diluted loss per share--pro                     N/A                   N/A                   N/A
  forma......................................

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

17.  UPC STOCK OPTION PLANS (CONTINUED)
    A summary of stock option activity for the Company's employees participating in the Plan is as follows:

                                                                     WEIGHTED-AVERAGE
                                                 NUMBER OF SHARES     EXERCISE PRICE
                                                ------------------   ----------------
                                                                         (EUROS)
Balance at January 1, 2000....................            --
Granted during period.........................        41,949              44.22
Cancelled during period.......................            --                 --
Exercised during period.......................            --                 --
                                                     -------              -----
Balance at December 31, 2000..................        41,949              44.22(1)
Granted during period.........................       231,221               5.20
Cancelled during period.......................            --                 --
Exercised during period.......................            --                 --
                                                     -------              -----
Balance at December 31, 2001..................       273,170              11.20(1)
Granted during period.........................            --                 --
Cancelled during period.......................       (79,877)             13.39
Exercised during period.......................            --                 --
                                                     -------              -----
Balance at December 31, 2002..................       193,293              10.29(1)
                                                     =======              =====
Exercisable at end of period..................        87,102              12.62
                                                     =======              =====

------------------------

(1) The Weighted Average Exercise Price translated into US dollars amounted to $38.25, $10.01 and $10.78 as of December 31, 2000, 2001 and 2002
    respectively.

    The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                                            FOR THE YEAR ENDED DECEMBER 31, 2002
                                                     ---------------------------------------------------
                                                                                        WEIGHTED-AVERAGE
EXERCISE PRICE                                        NUMBER OF OPTIONS    FAIR VALUE    EXERCISE PRICE
--------------                                       -------------------   ----------   ----------------
                                                                                      (EUROS)
Less than market price.............................             --              --              --
Equal to market price..............................             --              --              --
Greater than market price..........................        193,293            7.58           10.29
                                                           -------            ----           -----
  Total............................................        193,293            7.58           10.29(1)
                                                           =======            ====           =====

------------------------

(1) The Weighted Average Exercise Price translated into US dollars at the rate as at December 31, 2002 amounts to $10.78.

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

17.  UPC STOCK OPTION PLANS (CONTINUED)
    The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 2002:

                                                                                           OPTIONS
                                                          OPTIONS OUTSTANDING            EXERCISABLE
                                                    -------------------------------   -----------------
                                                                  WEIGHTED-AVERAGE
                                                     NUMBER OF        REMAINING
                                                      OPTIONS     CONTRACTUAL LIFE    NUMBER OF OPTIONS
EXERCISE PRICE (EUROS)                              OUTSTANDING        (YEARS)           EXERCISABLE
----------------------                              -----------   -----------------   -----------------
5.20..............................................    164,237           3.26               68,429
13.50.............................................      1,990           3.53                  995
22.15.............................................      1,768           3.53                  957
29.50.............................................      3,376           3.53                2,110
44.22.............................................     21,922           2.26               14,611
                                                      =======           ====               ======
                                                      193,293           3.15               87,102

    This Plan has been accounted for as a fixed plan. Compensation expense of zero was recognized for the year ended December 31, 2002.

18.  LEASES

    Total rental expense associated with the operating leases mentioned below for the years ended December 31, 2002, 2001 and 2000 was $5,234,000, $20,088,000
and $14,745,000, respectively. As a part of the Canal+ merger, obligations under the leases for all four Astra transponders, D-DTH technical equipment and building leases were assigned to TKP. These expenses amounted to approximately $11.5 million for year ended December 31, 2001.

BUILDING LEASES

    The Company leases several offices and warehouses within Poland under cancelable operating leases. Future minimum lease payments as of December 31, 2002 amounted to approximately $6,710,000, including $2,616,000 payable in 2003.

CONDUIT LEASES

    The Company leases space within various telephone duct systems from TPSA under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months notice without cause. Refer to note 22 for further detail. All of the agreements provide that TPSA is the manager of the telephone duct system and will lease space within the ducts to the Company for installation of cable and equipment for the cable television systems. The lease agreements provide for monthly lease payments that are adjusted quarterly or annually, except for the Gdansk lease agreement which provides for an annual adjustment after the sixth year and then remains fixed through the tenth year of the lease.

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

18.  LEASES (CONTINUED)

    Minimum future lease commitments for the aforementioned conduit leases of approximately $1,005,000 as of December 31, 2002 relate to 2003 only, as all leases are cancelable in accordance with the aforementioned terms.

CAR LEASES

    The Company has operating car leases with various leasing companies in Poland. Minimum future lease commitments for the aforementioned car leases as of December 31, 2002 are $22,000 in 2003, $20,000 in 2004 and $12,000 in 2005.

19.  QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

                                   OPERATING                OPERATING   NET LOSS
                       OPERATING    LOSS AS                   LOSS         AS                    NET LOSS
                       REVENUES    REPORTED    ADJUSTMENT   ADJUSTED    REPORTED    ADJUSTMENT   ADJUSTED
                       ---------   ---------   ----------   ---------   ---------   ----------   ---------
                                                 (IN THOUSANDS OF U.S. DOLLARS)
2002                                                                                                    --
  First Quarter......   $19,983    $ (4,374)      $ --      $ (4,374)   $ (43,457)  $(370,966)   $(414,423)
  Second Quarter.....    20,654      (4,690)        --        (4,690)     (28,079)         --      (28,079)
  Third Quarter......    18,824      (3,598)        --        (3,598)     (29,621)         --      (29,621)
  Fourth Quarter.....    20,214      (6,202)        --        (6,202)    (391,086)    370,966      (20,120)

2001
  First Quarter......   $38,568    $(42,597)      $ --      $(42,597)   $ (73,653)  $      --    $ (73,653)
  Second Quarter.....    34,746     (42,065)        --       (42,065)     (59,942)         --      (59,942)
  Third Quarter......    34,298     (47,489)        --       (47,489)     (82,241)         --      (82,241)
  Fourth Quarter.....    31,110     (53,062)        --       (53,062)    (533,642)         --     (533,642)

    The adjustment of $371.0 million between fourth and first quarter of 2002 reflects the cumulative effect of accounting change in relation to the implementation of SFAS No 142 (as discussed in note 9).

20.  SEGMENT INFORMATION

    Prior to December 7, 2001, UPC Polska, Inc. and its subsidiaries classified its business into four segments: (1) cable television, (2) D-DTH television,
(3) programming, and (4) corporate. Information about the operations of the Company in these different business segments was set forth below based on the nature of the services offered. As a result of the disposition of the D-DTH business and the

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

20.  SEGMENT INFORMATION (CONTINUED)
resulting elimination of the programming business in December 2001, beginning January 1, 2002, the Company started to operate with only one segment, its cable operations.

                                        CABLE       D-DTH     PROGRAMMING   CORPORATE     TOTAL
                                      ---------   ---------   -----------   ---------   ----------
                                                             (IN THOUSANDS)
2002
Revenues from external customers....  $  79,675   $      --    $      --    $      --   $   79,675
Intersegment revenues...............         --          --           --           --           --
Operating loss......................    (18,864)         --           --           --      (18,864)
EBITDA..............................     11,365          --           --           --       11,365
Depreciation and amortization.......    (28,361)         --           --           --      (28,361)
Net loss............................   (492,243)         --           --           --     (492,243)
Segment assets......................    248,478          --           --           --      248,478

2001
Revenues from external customers....  $  77,123   $  55,692    $   5,907    $      --   $  138,722
Intersegment revenues...............         --          --       60,158           --       60,158
Operating loss......................    (53,076)    (80,863)     (39,184)     (12,090)    (185,213)
EBITDA..............................      1,713     (10,147)     (16,325)     (12,090)     (36,849)
Depreciation and amortization.......    (54,789)    (48,394)     (22,859)          --     (126,042)
Net loss............................    (51,976)   (197,433)    (337,693)    (162,376)    (749,478)
Segment assets......................    523,555      20,068       23,942      138,366      705,931

2000
Revenues from external customers....  $  68,781   $  51,239    $  13,563    $      --   $  133,583
Intersegment revenues...............         --          --       55,134           --       55,134
Operating loss......................    (44,581)    (55,018)     (71,858)      (7,507)    (178,964)
EBITDA..............................      1,203      (6,932)     (48,491)      (7,507)     (61,727)
Depreciation and amortization.......    (45,784)    (40,352)     (23,367)          --     (109,503)
Net loss............................    (46,510)    (74,377)     (87,994)     (39,930)    (248,811)
Segment assets......................    518,872     402,609      301,522       12,151    1,235,154

    EBITDA is one of the primary measures used by chief decision makers to measure the Company's operating results and to measure segment profitability and performance. Management believes that EBIDTA is meaningful to investors because it provides an analysis of operating results using the same measures used by the Company's chief decision makers, that EBIDTA provides investors with the means to evaluate the financial results as compared to other companies within the same industry and that it is common practice for institutional investors and investment bankers to use various multiples of current or projected EBITDA for purposes of estimating current or purposes of estimating current or prospective enterprise value.

    The Company defines EBITDA to be net loss adjusted for depreciation and amortization, impairment of long-lived assets, loss on disposal of D-DTH business, interest and investment income, interest expense, share in results of affiliated companies, foreign exchange gains or losses, non operating income or expense, income tax expense and cumulative effect of accounting change. The

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

20.  SEGMENT INFORMATION (CONTINUED)
items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance.

    EBITDA is not a U.S. GAAP measure of profit and loss or cash flow from operations and should not be considered as an alternative to net income, cash flows or any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of EBITDA may not be comparable to statistics with the same or a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner

    The Company's net loss reconciles to consolidated EBITDA as follows:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Net loss....................................................  $(492,243)  $(749,478)  $(248,811)
Add back:
  Depreciation and amortization.............................     28,361     126,042     109,503
  Impairment of long-lived assets...........................      1,868      22,322       7,734
  Loss on disposal of D-DTH business........................         --     428,104          --
  Interest and investment income............................     (3,086)     (1,560)     (1,329)
  Interest expense..........................................     99,846      95,538      73,984
  Share in results of affiliated companies..................     21,253      14,548         895
  Foreign exchange (gains) / loss...........................    (14,133)     27,511      (3,397)
  Non-operating (income)/expense............................     (1,561)         --        (591)
  Income tax expense........................................         94         124         285
  Cumulative effect of accounting change, net of income
    taxes...................................................    370,966          --          --
                                                              ---------   ---------   ---------
EBITDA......................................................  $  11,365   $ (36,849)  $ (61,727)
                                                              =========   =========   =========

    Total long-lived assets as of December 31, 2002, 2001 and 2000 and total revenues for the years 2002, 2001 and 2000, analyzed by geographical location are as follows:

                                                TOTAL REVENUES                    LONG-LIVED ASSETS
                                        ------------------------------      ------------------------------
                                          2002       2001       2000          2002       2001       2000
                                        --------   --------   --------      --------   --------   --------
                                                (IN THOUSANDS)                      (IN THOUSANDS)
Poland................................  $79,675    $132,815   $121,650      $125,711   $147,608   $285,803
United Kingdom........................       --          --         --            --         --     17,546
Other.................................       --       5,907     11,933            --      4,212        438
                                        -------    --------   --------      --------   --------   --------
Total.................................  $79,675    $138,722   $133,583      $125,711   $151,820   $303,787
                                        =======    ========   ========      ========   ========   ========

    In the year 2002, all of the Company's revenue has been derived from activities carried out in Poland. Long-lived assets consist of property, plant, and equipment, inventories for construction and intangible assets other than goodwill.

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

21.  COMMITMENTS AND CONTINGENCIES

    In addition to lease commitments presented in note 19, the Company has the following commitments and contingencies:

PROGRAMMING COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party content providers for its cable systems. The agreements have terms which range from one to twenty years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At December 31, 2002, the Company had an aggregate minimum commitment in relation to fixed obligations resulting from these agreements of approximately $38,342,000 over the next sixteen years, approximating $6,777,000 in 2003, $5,886,000 in 2004, $4,068,000 in 2005, $1,051,000 in 2006, $1,103,000 in 2007
and $19,457,000 in 2008 and thereafter. In addition the Company has a variable obligation in relation to these agreements, which is based on the actual number of subscribers in the month for which the fee is due.

    In connection with the Canal+ merger, TKP assumed the programming rights and obligations directly related to the Company's D-DTH business and assumed the Company's guarantees relating to the Company's D-DTH business. Pursuant to the Definitive Agreements for the Canal+ merger, the Company remains contingently liable for the performance under those assigned contracts. As of December 31, 2002, management estimates its potential exposure under these assigned contracts to be approximately $23.8 million.

    The following table presents the Company's minimum future commitments under its programming and lease contracts.

                                                                                                            2008 AND
                                                      2003       2004       2005       2006       2007     THEREAFTER    TOTAL
                                                    --------   --------   --------   --------   --------   ----------   --------
                                                                                   (IN THOUSANDS)
Building..........................................  $ 2,616     $1,592     $1,592     $  754     $  156     $    --     $ 6,710
Conduit...........................................    1,005         --         --         --         --          --       1,005
Car...............................................       22         20         12         --         --          --          54
Programming.......................................    6,777      5,886      4,068      1,051      1,103      19,457      38,342
Other.............................................      313         11          3          2         --          --         329
Headend...........................................       28         --         --         --         --          --          28
                                                    -------     ------     ------     ------     ------     -------     -------
TOTAL.............................................  $10,761     $7,509     $5,675     $1,807     $1,259     $19,457     $46,468
                                                    =======     ======     ======     ======     ======     =======     =======
Assumed contracts.................................  $10,606     $8,191     $5,029     $   --     $   --     $    --     $23,826

GUARANTEES AND INDEMNITIES

    The Company from time to time issues guarantees and indemnities in favor of other persons. In connection with the Canal+ merger, the Company made:

    - certain representations, warranties and indemnities regarding the assets being contributed by the Company to TKP which are customary in similar purchase and sale transactions,

    - an indemnity for certain losses suffered by TKP as a result of increases in the pricing of a contract with HBO transferred from the Company to TKP, and

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

21.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    - an indemnity for losses suffered by TKP if TKP received less than a specified amount on a receivable transferred to TKP by the Company.

    The Company is liable for claims relating to tax, social security or custom matters for contributed companies (Wizja TV sp. z o.o and UPC Broadcast
Center Ltd) to TKP. The liability expires prior to the end of 30 day period after the expiration of the relevant statute of limitations. The Company also extended general indemnity for a period of 18 months after the closing of the TKP transaction (i.e. December 7, 2001) and only if (1) the total amount of claims exceed 5 million Euros in the aggregate and (2) the amount of any single claim exceeds 500,000 Euros. The Company's liability for claims relating to the representations and warranties is limited to 150 million Euros in the aggregate.

    The Company is liable for collection for a specific receivable taken over by TKP. The Company needs to compensate to TKP any short fall if the collected amount on this receivable is less then PLN 2.9 million (approximately
$0.8 million as of December 31, 2002).

    In addition, the Company remains liable on certain programming contracts relating to the contributed assets the benefits of which were transferred or made available to TKP by the Company. To the extent the Company has not been released from these contracts, it will be liable for performance in the event TKP fails to perform. The Company estimates its maximum potential liability on these contracts to be $23.8 million.

    The Company does not carry the amount of these contingent obligations in its financial statements. There are no recourse provisions relating to any of the contingent obligations that would enable the Company to recover from third parties any amounts it is required to pay on the contingent obligations.

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

    On January 1, 2003, an amendment to the Copyright Law came into force, which removed a statutory license to use content of various providers. To date, the statutory license has been used by all cable operators in Poland to retransmit domestic and foreign free-to-air (FTA) channels without formal agreements with the broadcasters, primarily Polish channels (TVP, Polsat, TVN) and a number of foreign FTAs (e.g. German channels). The removal of the statutory license resulted in the obligation for cable operators to enter into formal agreements with all broadcaster and copyright associations by January 1, 2003. Given the very short timeframe in which the statutory license was removed the Company remains in the process of negotiating and signing standard no fee contracts with broadcasters. The Company is trying to use this opportunity to optimize its programming offerings, as are other operators. Changes in the programming offerings begin being communicated to customers in March 2003.

    The removal of the statutory license was only a part of ongoing modifications of Polish Law intended to bring the Polish legal system in line with EU standards. It was not synchronized with a long-overdue overhaul of copyright law, now anticipated in the course of 2003. The new law will be

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

21. COMMITMENTS AND CONTINGENCIES (CONTINUED) expected to resolve some of the current issues in Polish copyright law (numerous collecting societies, unclear competencies, unreasonable demands) and to bring about general agreement between operators, broadcasters and collecting societies on copyright rates.

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

HBO ARBITRATION

    The Company is involved in a dispute with HBO Communications (UK) Ltd., Polska Programming B.V. and HBO Poland Partners concerning its cable carriage agreement ("Cable Agreement") and its D-DTH carriage agreement ("D-DTH Agreement") for the HBO premium movie channel. With respect to the Cable Agreement, on April 25, 2002, the Company commenced an arbitration proceeding before the International Chamber of Commerce, claiming that HBO was in breach of the "most favored nations" clause thereunder ("MFN") by providing programming to other cable operators in the relevant territory on terms that are more favorable than those offered to the Company. Specifically, the Company contends that its "Service Fee" under the Cable Agreement should not include any minimum guarantees because such minimum guarantees are not required of other cable operators in the relevant territory.

    In its answer in the arbitration, HBO asserted counterclaims against the Company, alleging that the Company was liable for minimum guarantees under the Cable Agreement, and also that the Company was liable for an increase in minimum guarantees under the D-DTH Agreement, based on the fact that UPC Polska merged its D-DTH business with Cyfra+ in December 2001. The Company responded to the counterclaims by (i) denying that it owes any sums for minimum guarantees under the Cable Agreement, in light of the MFN clause, and (ii) by denying that it owes any sums for an increase in minimum guarantees under the D-DTH Agreement, because it has not purchased an equity interest in HBO, a condition on which UPC contends the increase in minimum guarantees is predicated under the D-DTH Agreement. The Company intends to vigorously prosecute its claims and defend against HBO's counterclaims. Given that the actual number of future D-DTH subscribers is unknown, the Company is unable to estimate the extent of the financial impact, if any, on the Company, should HBO prevail on its D-DTH counterclaim.

    The case is currently in arbitration. The parties are in the process of preparing the terms of reference which includes mapping out discovery needs, timing/briefing schedule for future motions, and hearing dates, which will be subject to the approval by arbiters. The Company is unable to predict the outcome of the arbitration process.

THE GROUPE JEAN-CLAUDE DARMON PROCEEDING AGAINST WIZJA TV SP. Z O.O.

    On January 27, 2000, the Groupe Jean-Claude Darmon ("Darmon"), a French company, commenced legal proceedings against Wizja TV Sp. z o.o., a former subsidiary of the Company, and SPN Widzew SSA Sportowa Spolka Akcyjna ("Lodz Football Club") in the Paris Commercial Court

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

21.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
("Tribunal de Commerce de Paris"). UFA Sport has also been joined into this action as a further defendant.

    Wizja TV Sp. z o.o. has been accused of infringing broadcast and advertising rights which Darmon purports to hold. Darmon has accused Wizja TV Sp. z o.o. of interrupting the broadcast signal of the UEFA Cup match on October 21, 1999 between Lodz Football Club and AS Monaco. Darmon seeks damages in the amount of Euro 1,985,000 (approximately $2,081,400) from Wizja Sp. z o.o. The case has been suspended indefinitely as UFA Sport, Sport+, the sport rights division of Canal+ and Darmon merged to become a new sport rights agency. Whilst Wizja TV Sp. z o.o. is no longer a subsidiary of the Company, the Company has provided a full indemnity of any costs Wizja TV Sp. z o.o. may suffer as a consequence of the action.

    Considering the fact that UPC and Canal+ merged their digital platforms in Poland and that Groupe Jean-Claude Darmon also merged with Canal + Sport, the parties decided to suspend the proceedings. Consequently, they asked the Court to register the case at the "parties' roll" ("ROLE DES PARTIES"). The Court accepted this request at its hearing on October 24, 2001.

    Groupe Jean-Claude Darmon decided to withdraw its suit against UFA Sports GmbH, Wizja TV Sp.z o.o. and the Lodz football club and asked the Court on September 19, 2002 to strike off the roll of the case. Consequently, the Paris Commercial Court did not pass judgment.

ZASP (COPYRIGHTS COLLECTIVE ASSOCIATION).

    The claim was made in the Court on April 9, 2002 by ZASP. ZASP claims payments of copyright and neighboring rights for using artistic performances in cable TV transmission. The Company responded to the court claiming that artistic performances are not entitled to any remuneration and therefore the claim is meritless. Additionally, based on a request from ZASP, the court ordered the Company to disclose information concerning gross revenues accruing to it as of June 1, 1998. The District Court Decision was appealed by the Company on
July 2, 2002, based on the same argument as the response to the claim.

    On January 17, 2003 the Appeals Court rejected the Company's appeal and supported the order of the District Court. The Company has not yet received a written Court Statement. The case commenced in District Court and the Company is planning further legal action to dismiss the ZASP claim. On January 23, 2003, the Company brought an additional letter to the Court requesting it to reject the ZASP claim as inadmissible in the civil court jurisdiction in which it was filed. The Company is unable to predict the outcome of the case or estimate the range of potential loss.

RCI CLAIM

    On January 15, 2003, RCI filed a complaint in the Superior Court in New Castle County, Delaware against the Company regarding its default on the Promissory Note due August 28, 2003 in the original principal amount of $10.0 million payable by the Company to RCI. The demand was made for immediate payment in full of the unpaid $6.0 million principal amount of the Promissory Note together with all accrued and unpaid interest at the default rate. The litigation has not been officially served on the Company and is still in its very early stages. The Company has not paid any amounts demanded by RCI, or filed responsive pleadings in the litigation. Likewise, a trial date has not been set and the parties have not yet commenced discovery.

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

21.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
DIVIDEND RESTRICTIONS

    The Company's Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish Accounting Principles. As of December 31, 2002, the Company's Polish subsidiaries have no profit available for distribution as dividends.

22.  CONCENTRATIONS OF BUSINESS AND CREDIT RISK

USE OF TPSA CONDUITS

    The Company's ability to build out its existing cable television networks and to integrate acquired systems into its cable television networks depends on, among other things, the Company's continued ability to design and obtain access to network routes, and to secure other construction resources, all at reasonable costs and on satisfactory terms and conditions. Many of such factors are beyond the control of the Company. In addition, at December 31, 2002, approximately 74% of the Company's cable television plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA allows for termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause.

    In addition, some conduit agreements with TPSA provide that cables can be installed in the conduit only for the use of cable television. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company is currently in the process of introducing internet services to its cable customers and renegotiating certain conduit agreements with TPSA. As of December 31, 2002, the Company believes it was not in material violation under any of its existing conduit agreements.

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

CREDIT WORTHINESS

    All of the Company's customers are located in Poland. As is typical in this industry, no single customer accounted for more than five percent of the Company's sales in 2002 or 2001. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

23.  SUBSEQUENT EVENTS

    On February 12, 2003, the Company and Canal+ agreed to certain changes to their agreements governing TKP, including a change to TKP's capitalization and the manner in which proceeds from any

                                UPC POLSKA, INC.

         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

23.  SUBSEQUENT EVENTS (CONTINUED)
sale of TKP would be distributed among its shareholders, to retain the original economic structure of the shareholders' investments, following the capitalization. On February 27, 2003, the 30 million Euros loan extended to TKP in February 2002 was repaid to the Company in the principal amount of 30 million Euros (as discussed in note 2) and subsequently contributed by the Company to TKP's paid-in capital, following the shareholders' resolution to increase share capital of TKP. The Company acquired 60,000 registered series C shares at the issue price of 500 Euros each. Canal+ and PolCom contributed together 90 million Euros into paid-in capital on the same date. After the contribution, PTC continued to hold 25% of TKP's shares. As the loan granted to TKP of 30 million Euros was included in the fair market value of the investment in TKP as of December 7, 2001, the above transactions (repayment of the loan to the Company by TKP and further capital contribution of 30 million Euros) have no influence on the valuation of the investment in TKP.

    In February 2003, PCI elected to satisfy and discharge PCI Notes in accordance with the PCI Indenture. On March 19, 2003 the Company deposited with the Indenture trustee funds to be held in trust, sufficient to pay and discharge the entire indebtedness of the PCI Notes plus accrued interest at maturity (November 1, 2003). As a result, PCI has been released from its covenants contained in its Indenture.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The name, age, period of service and position held by each of the Company's executive officers and directors are as follows:

NAME                           AGE      SERVICE SINCE                   POSITION HELD
----                         --------   --------------   -------------------------------------------
MANAGEMENT BOARD:

Simon Boyd...............    38         January 2002     President, Chief Executive Officer and
                                                         Director (Principal Executive Officer)

Joanna Nieckarz..........    35         January 2002     Chief Financial Officer (Principal
                                                         Financial and Principal Accounting Officer)

Anton Tuijten............    41         February 2002    Vice President, General Counsel

BOARD OF DIRECTORS:

Simon Boyd...............    38         February 2002    President, Chief Executive Officer and
                                                         Director (Principal Executive Officer)

Anton Tuijten............    41         September 1999   Director, General Counsel

Walter Eugene Musselman..    58         September 1999   Director

Robert Dunn..............    36         June 2000        Director

Nimrod J. Kovacs.........    53         September 1999   Director

    SIMON BOYD was appointed the Company's President, Chief Executive Officer and Director in January 2002. Prior to this, Mr. Boyd served as the Company's Chief Financial Officer for two years and during the period from 1997 to 1999 Mr. Boyd was a Financial Director of Wizja Sp. z o.o., one of the Company's subsidiaries at that time. In 1996, Mr. Boyd served as Financial Director of Atomic Sp. z o.o., prior to it's acquisition by the Company. Previously, Mr. Boyd held a number of positions at KPMG, initially in the London office and, since 1992, in its Warsaw office. While at KPMG, Mr. Boyd was responsible, among others, for providing audit, acquisition and merger services to a number of communications companies. Mr. Boyd is a UK qualified CPA.

    JOANNA NIECKARZ was appointed the Company's Chief Financial Officer in January 2002. Previously, since August 2000, she was the Financial Manager of a subsidiary responsible for the Company's cable segment. Before joining the Company's subsidiary, Ms. Nieckarz served as Deputy to the Finance Director of Multimedia, one of the major competitors of the Company. From August 1993 to December 1999, Ms. Nieckarz worked for Price Waterhouse in Warsaw in Audit and Business Advisory Services.

    ANTON TUIJTEN was appointed Director of the Company in September 1999 and in February 2002 he was appointed also General Counsel and Vice President of the Company. Mr. Tuijten joined UPC in September 1998 as Vice President of Legal Services and became General Counsel in May 1999. Mr. Tuijten has been a member of UPC's Board of Management since March 2001. Mr. Tuijten has also served as General Counsel for and a member of the Supervisory Board of Priority Telecom since July 2000 and is an officer of various subsidiaries of UPC. From 1992 until joining UPC, Mr. Tuijten was General Counsel and Company Secretary of Unisource, an international telecommunications company.

    WALTER EUGENE MUSSELMAN was appointed Director of the Company in September 1999. Mr. Musselman became Chief Operating Officer of UPC in
April 2000 and a member of the Board of Management in June 2000. Mr. Musselman also serves as an officer and/or director of various direct and indirect subsidiaries of UPC. From December 1995 to September 1997, Mr. Musselman served as Chief Operating Officer of Tevecap S.A., then the second largest Brazilian cable and MMDS company headquartered in Sao Paulo, Brazil. In September 1997, he became Chief Operating Officer of Telekabel Wien, UPC's Austrian subsidiary. Shortly thereafter, he became Chief Executive Officer of Telekabel Wien. In
June 1999, Mr. Musselman became President and Chief Operating Officer, UPC Central Europe, with responsibility for UPC's operations in Austria, Hungary, Poland, the Czech Republic, Romania and the Slovak Republic. Except when he was at Tevecap S.A., Mr. Musselman has been with United and its affiliates since 1991.

    ROBERT DUNN was appointed Director of the Company in June 2000. He joined UPC in May 2000 and was appointed Managing Director of Finance and Accounting. In January 2001, he became Chief Financial Officer of UPC Distribution, the cable television and triple play division of UPC. From May 1997 until May 2000, Mr. Dunn was Group Controller for Impress Packaging Group BV, a pan European metal packaging company. Prior to this date, Mr. Dunn worked with Price Waterhouse, London for nine years from October 1988.

    NIMROD KOVACS was appointed Director of the Company in September 1999.
Mr. Kovacs became Executive Chairman of UPC Central Europe in August 1999 and Managing Director of Eastern Europe in March 1998. Mr. Kovacs has been a member of UPC's Board of Management since September 1998 and is a director of various subsidiaries and affiliates of UPC. Mr. Kovacs has served in various positions with UGC Holdings, including President of United Programming, Inc. from December 1996 until August 1999, and President, Eastern Europe Electronic Distribution & Global Programming Group from January to December 1996.
Mr. Kovacs has been with United and its affiliates since 1991.

    During the past five years, neither the above executive officers nor any director of the Company has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.

    No family relationship exists between any executive officers or members of Board of Directors.

ITEM 11. MANAGEMENT REMUNERATION

    The following table sets forth the compensation for the Company's chief executive officers and most highly compensated officers whose salary and bonus exceeded $100, 000 for the fiscal year 2002 (the "Named Executive Officers"). The information in this section reflects compensation received by the Named Executive Officers for all services performed for the Company and its subsidiaries.

                       SUMMARY OF ANNUAL COMPENSATION(1)

                                                                                   LONG-TERM
                                                   ANNUAL COMPENSATION            COMPENSATION
                                          -------------------------------------      AWARDS
                                                                 OTHER ANNUAL      SECURITIES     ALL OTHER
                                           SALARY     BONUS     COMPENSATION(2)    UNDERLYING    COMPENSATION
NAME AND POSITION                YEAR      (USD)      (USD)          (USD)          OPTIONS         (USD)
-----------------              --------   --------   --------   ---------------   ------------   ------------
Simon Boyd ..................    2002     209,143     43,068         7,312                0            0
Chief Executive Officer          2001     159,641     65,557         5,261           31,236            0
                                 2000     122,702     25,750         4,358            3,160            0

Joanna Nieckarz .............    2002     100,201     38,754         9,355                0            0
Chief Financial Officer          2001      76,370      3,596         6,778                0            0
                                 2000      29,127          0         3,597                0            0

------------------------

(1) Compensation amounts were converted from Polish zloty to U.S. dollars using the average exchange rate of National Bank of Poland of PLN 4.0789 for 2002, PLN 4.0956 for 2001 and PLN 4.3563 for 2000.

(2) Other compensation includes expenses related to Polish statutory social security and health care coverage.

    Mr. Tuijten does not receive compensation for his services as Vice President and General Counsel of the Company, although he receives compensation for his services to UPC.

    Members of the Company's Board of Directors do not receive any remuneration for their services as Directors of the Company.

    The Company does not have its own stock option plan however the Company's management and key employees are entitled to participate in UPC's Stock Option Plan. Based on this plan, the Supervisory Board of UPC may grant, on an annual basis, stock options to UPC's employees and employees of UPC's subsidiaries. During 2002 there were no stock options granted to the Company's executive officers and/or other employees, nor did any executive officers or employees of the Company exercise any outstanding options. UPC's stock options granted to the Named Executive Officers are summarized in table below; however as at December 31, 2002 none of these options have any realizable value.

                                                     OPTION PRICE   NUMBER OF OPTIONS   NUMBER OF OPTIONS
NAME AND POSITION                      OPTION DATE      (EUR)          OUTSTANDING         EXERCISABLE
-----------------                      -----------   ------------   -----------------   -----------------
Simon Boyd ..........................  April 2001         5.20           31,236              13,015
Chief Executive Officer                April 2000        44.22            3,160               2,106

AGREEMENTS WITH MANAGEMENT BOARD MEMBERS

    SIMON BOYD. On January 1, 2002, UPC Polska Inc. entered an agreement with Mr. Simon Boyd as Chief Executive Officer and Managing Director/Board Chairman of Management for a period of four years. Effective from December 1, 2002 all rights and obligations resulting from the mentioned contract were assumed by Poland Communication Inc. Under the contract, base gross annual salary is $190,000. Mr. Boyd receives in lieu of contribution to a pension plan, the amount of 10% of base gross annual salary per month. The agreement also provides for an annual performance bonus in an amount up to 30% of the gross salary, based on measurement against targets, quantification of the amount, being made at the discretion of the Company. The employee qualifies for the Company's stock option plan in accordance with the terms and condition of the plan. The agreement also provides for reimbursement to the employee of all business travel expenses. The agreement may be terminated for any reason upon 12-month written notice.

    JOANNA NIECKARZ. On January 1, 2002, UPC Telewizja Kablowa Sp. z o.o., the Company's subsidiary entered into a new agreement in connection with Ms. Joanna Nieckarz`s appointment as Chief Financial Officer. Subsequently, Ms. Nieckarz became a member of the Company's Board of Management. Ms. Nieckarz`s employment contract has been concluded for indefinite period. The contract may be terminated upon notice by one of the parties with observance of the period of notice (termination by 6-month notice). Under the contract, Ms. Nieckarz`s base salary is $100,000 per year. The agreement also provides for an annual bonus of up to 30% of the employee's gross annual salary, based on achievement of performance related goals and fulfillment of the objectives. The bonus shall not be paid before the end of April following the drawing up of the Company's balance sheets of the previous accounting period. Ms. Nieckarz is also entitled to MBA tuition reimbursement of up to $10,000.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

    Pursuant to U.S. Law, each of the Company's officers and each member of Board of Directors is responsible to the Company for the proper performance of his or her assigned duties. The Company's Certificate of Incorporation provides that:

    - the Directors of the Company shall be protected from personal liability, through indemnification or otherwise, to the fullest extent permitted under the General Corporation Law of the State of Delaware,

    - A Director of the Company shall under no circumstances have any personal liability to the Company or its stockholders for monetary damages for breach of fiduciary duty as a Director except for those breaches and acts or omissions with respect to which the General Corporation Law of the State of Delaware expressly provides that this provision shall not eliminate or limit such personal liability of Directors, and

    - The Company shall indemnify each Director and Officer of the Company to the fullest extent permitted by applicable law.

    This indemnification will generally not apply if the person seeking indemnification is found to have acted with gross negligence or willful misconduct in the performance of his or her duty to the Company, unless the court in which the action is brought determines that indemnification is otherwise appropriate.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company is owned in 100% by UPC Telecom B.V. The Company's executive officers and Directors do not possess any voting securities of the Company and/or its subsidiaries.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company's subsidiaries have entered into employment agreements with the Company's Chief Executive Officer and Chief Financial Officer, as described in detail in Item 11. The Company and/or its subsidiaries do not have any other agreements and/or transactions signed with its executive officers or members of Board of Directors.

    During the ordinary course of business, the Company enters into transactions with related parties. The principal related party transactions are described below.

CALL CENTER AND IT REVENUE

    During the year 2002 the Company provided certain call center services to TKP in connection with Canal + merger transaction. The total revenue from these services amounted to $1,856,000 for the year ended December 31, 2002.

    Additionally, the Company has provided to TKP certain IT services for D-DTH subscriber data migration to TKP's DTH platform. The total revenue from these services amounted to $247,000 for the year ended December 31, 2002.

    These revenues were generated primarily in first half of 2002 and the Company does not expect that any additional services will be provided to TKP to generate such revenue in the future.

OTHER REVENUE

    Commencing April 2002, the Company has provided certain IT services relating to a subscribers management system to other Central European affiliates of UPC. The total revenue from these services amounted to $527,000 for the year ended December 31, 2002. This revenue is earned on a "cost plus" basis and the Company expects to continue providing these services.

    In 2001 and 2000 Company also provided certain programming and broadcast services to UPC's affiliates. The total revenue from these services amounted to $3,305,000 and $12,469,000 for the year ended December 31, 2001 and 2000, respectively. The amounts receivable in relation to these services were $0 as of December 31, 2001. The Company did not provide this type of services in 2002.

DIRECT OPERATING EXPENSES CHARGED BY AFFILIATES

    Certain of the Company's affiliates have provided programming to the Company. The Company incurred programming fees from these affiliates of $1,136,000, $5,756,000 and $1,800,000 for the years ended December 31, 2002,
2001 and 2000.

    The Company was also provided with Canal+ Multiplex programming by TKP. The total cost related to this service amounted to $531,000 for the year ended December 31, 2002. There were no such costs during 2001 and 2000.

    The Company has incurred direct costs related to internet services from its affiliates amounting to $1,589,000, $1,716,000 for the years ended December 31, 2002 and 2001, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    UPC and its affiliates provide the Company with services such as legal services, negotiation of contracts with programmers, financial reporting assistance, investor relations, corporate communications, information technology, equipment procurement and facilities. UPC allocates to the Company the Company's proportionate share of such costs for these services based on the Company's revenues. Taking into account the relative size of its operating companies and their estimated use of UPC resources, the allocation may be adjusted in the future. During the years ended December 31, 2002, 2001 and 2000 UPC charged the Company with $5,797,000, $10,290,000 and $5,190,000 respectively. The above charges are reflected as a component of selling, general and administration expenses in the consolidated statements of operations.

NOTES PAYABLE TO UPC AND ITS AFFILATES

    The Company was indebted to UPC and its affiliate in the following amounts.

                              AS OF               AS OF          INTEREST      REPAYMENT
                        DECEMBER 31, 2002   DECEMBER 31, 2001     RATE %         TERMS                LENDER
                        -----------------   ------------------   --------   ---------------   -----------------------
                            (IN THOUSANDS OF U.S.DOLLARS)
                                                                            by July 30,
Master Loan..........       $243,926             $241,920           11%     2009              UPC Telecom B.V.
Subordinated Master                                                         by July 30,
  Loan...............        199,506              184,979           11%     2009              UPC Telecom B.V.
Qualified Loan.......         14,942               17,580           11%     by May 25, 2007   Belmarken Holding B.V.
                            --------             --------
Total................       $458,374             $444,479
                            ========             ========

    During 2002, the Company incurred interest expense in relation to the loans payable to UPC and its affiliates of $41,414,000 as compared to $44,331,000 in 2001 and $29,268,000 in 2000.

OTHER TRANSACTIONS

    In June 2002 Wizja TV BV, the Company's subsidiary, sold 28,600 D-DTH decoders for $3,918,200 to one of UPC's subsidiaries in Hungary. As of December 31, 2002 the Company had still a receivable due from UPC's affiliate in respect of these decoders of $3.2 million; however, subsequently in February 2003 further $2.9 million was repaid to the Company.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    The Company's management team continues to review the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934 (the "EXCHANGE ACT") and the effectiveness of those disclosure controls and procedures. Within the 90 days prior to the date of this Annual Report on Form 10-K for the fiscal year ended December 31, 2002, the Company conducted an evaluation, under the supervision of, and with the participation of, the Company's management, including the President and the Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer of the Company each concluded that the Company's disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

    There were no significant changes in the Company's internal controls or in other factors which could significantly affect the Company's internal controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or taken.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND SCHEDULES.

    The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(B) REPORTS ON FORM 8-K

    The Company filed the following Current Reports on Form 8-K during the fiscal quarter ended December 31, 2002:

    None.

(C) EXHIBIT LISTING

 3(i)     Amended and Restated Certificate of Incorporation of UPC
          Polska, Inc. dated March 7, 2002 (incorporated by reference to Exhibit 3(ii) of the Company's Annual Report on
          Form 10-K, filed on April 4, 2002).

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

10.4 Form of Qualified Loan Agreement dated July 31, 2001, between Belmarken Holding B.V. and the Company (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K, filed on April 4, 2002).

10.5 Subordination of right to receive payments under Securities issued pursuant to the Indentures upon a liquidation of UPC
          Polska, Inc. dated August 20, 2001, by UPC (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K, filed on April 4, 2002).

10.6      Form of Master (Loan) Agreement dated May 24, 2001, between
          UPC and the Company (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K, filed on April 4, 2002).

10.7      Form of Subordinated Master (Loan) Agreement dated
          December 31, 1999, between UPC and the Company (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K, filed on April 4, 2002).

10.8      Amendment Agreement to the Subordinated Master (Loan)
          Agreement dated March 26, 2002, between UPC and the Company
          (incorporated by reference to Exhibit 10.8 of the Company's
          Annual Report on Form 10-K, filed on April 4, 2002).

11 Statement re computation of per share earnings (contained in note 15 to Consolidated Financial Statements in this Annual
          Report on Form 10-K)

99.1      Certification pursuant to 18 U.S.C. Section 1350

    No annual report or proxy material is being sent to security holders.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       UPC POLSKA, INC.

                                                       ---------------------------------------------
                                                       Simon Boyd
                                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated.

                    NAME                                     TITLE                        DATE
                    ----                                     -----                        ----
                                               President, Chief Executive
    ------------------------------------         Officer and Director               March 28, 2003
                 Simon Boyd                      (Principal Executive Officer)

                                               Chief Financial Officer
    ------------------------------------         (Principal Financial and           March 28, 2003
               Joanna Nieckarz                   Principal Accounting Officer)

    ------------------------------------       Director                             March 28, 2003
           Walter Eugene Musselman

    ------------------------------------       Director                             March 28, 2003
                Anton Tuijten

    ------------------------------------       Director                             March 28, 2003
                 Robert Dunn

    ------------------------------------       Director                             March 28, 2003
              Nimrod J. Kovacs

    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

    I, Simon Boyd, Chief Executive Officer of the registrant, certify that:

    1.  I have reviewed this annual report on Form 10-K of UPC Polska, Inc.

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report (the "Evaluation Date"); and

       c. presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ SIMON BOYD
----------------------------------------------------------
Name:  Simon Boyd
Title: PRESIDENT AND CHIEF EXECUTIVE OFFICER

    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

    I, Joanna Nieckarz, Chief Financial Officer of the registrant, certify that:

    1.  I have reviewed this annual report on Form 10-K of UPC Polska, Inc.

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report (the "Evaluation Date"); and

       c. presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ JOANNA NIECKARZ
----------------------------------------------------------
Name:  Joanna Nieckarz
Title: CHIEF FINANCIAL OFFICER

                                                                    EXHIBIT 99.1

                                UPC POLSKA, INC.
                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of UPC Polska, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Simon Boyd and Joanna Nieckarz, Chief Executive Officer and Chief Financial Officer of the Company, respectively, each certify, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 28, 2002

                 /s/ SIMON BOYD
     --------------------------------------
                   Simon Boyd
            CHIEF EXECUTIVE OFFICER

              /s/ JOANNA NIECKARZ
     --------------------------------------
                Joanna Nieckarz
            CHIEF FINANCIAL OFFICER