Form 10-Q
period 2003-03-31
UPC POLSKA INC
filed 2003-05-15
CIK 1041454

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
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

         Indicate by check (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (    )

        The number of shares outstanding of UPC Polska, Inc.'s common stock as of March 31, 2003, was:

Common Stock 1,000

UPC POLSKA, INC.
FORM 10-Q INDEX
FOR QUARTERLY PERIOD ENDED MARCH 31, 2003

PART I    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UPC POLSKA, INC.
CONSOLIDATED BALANCE SHEETS
(STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

ASSETS

	MARCH 31, 2003	DECEMBER 31, 2002
Current assets:
Cash and cash equivalents (notes 2 and 3)	$96,690	$105,646
Restricted cash (notes 2 and 3)	16,386	—
Trade accounts receivable, net of allowance for doubtful accounts of $2,934 in 2003 and $2,878 in 2002	6,842	7,742
Due from the Company's affiliates	3,641	4,013
Other current assets	1,068	2,089

Total current assets	124,627	119,490

Property, plant and equipment:
Cable system assets	169,892	178,634
Construction in progress	1,499	840
Vehicles	1,852	2,230
Office furniture and equipment	13,339	13,822
Other	9,553	10,044

	196,135	205,570
Less accumulated depreciation	(86,882)	(84,822)

Net property, plant and equipment	109,253	120,748
Inventories	2,842	3,355
Intangible assets, net (note 5)	1,389	1,608
Investments in affiliated companies	3,277	3,277

	$116,761	$128,988

Total assets	$241,388	$248,478

See accompanying notes to unaudited consolidated financial statements.

UPC POLSKA, INC.
CONSOLIDATED BALANCE SHEETS
(STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

LIABILITIES AND STOCKHOLDER'S DEFICIT

	MARCH 31, 2003	DECEMBER 31, 2002
Current liabilities:
Accounts payable and accrued expenses	$22,272	$24,582
Due to UPC and its affiliates (note 6)	4,500	3,663
Accrued interest	591	237
Deferred revenue	4,385	4,575
Notes payable and accrued interest to UPC and its affiliates (notes 3 and 6)	469,618	458,374
Current portion of long term notes payable (note 8)	20,687	20,509

Total current liabilities	522,053	511,940

Long-term liabilities:
Notes payable (notes 3 and 8)	459,862	444,767

Total liabilities	981,915	956,707

Commitments and contingencies (note 7)
Stockholder's deficit:
Common stock, $.01 par value; 1,000 shares authorized, issued and outstanding as of March 31, 2003 and December 31, 2002	—	—
Paid-in capital	933,151	933,151
Accumulated other comprehensive loss	(8,163)	(6,671)
Accumulated deficit	(1,665,515)	(1,634,709)

Total stockholder's deficit	(740,527)	(708,229)

Total liabilities and stockholder's deficit	$241,388	$248,478

See accompanying notes to unaudited consolidated financial statements.

UPC POLSKA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(STATED IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2003	2002
Revenues (note 6)	$20,848	$19,983
Operating expenses:
Direct operating expenses (note 6)	10,751	10,346
Selling, general and administrative expenses (note 6)	5,403	6,861
Depreciation and amortization	7,148	7,150

Total operating expenses	23,302	24,357

Operating loss	(2,454)	(4,374)
Interest and investment income, third party	2,732	914
Interest expense, third party	(15,748)	(14,011)
Interest expense, UPC and its affiliates (note 6)	(11,244)	(12,079)
Share in results of affiliated companies	—	(7,566)
Foreign exchange loss, net	(4,560)	(6,160)
Non-operating income/(expense), net	522	(115)

Loss before income taxes	(30,752)	(43,391)
Income tax expense	(54)	(66)

Net loss before cumulative effect of accounting change	(30,806)	(43,457)
Cumulative effect of accounting change, net of taxes	—	(370,966)

Net loss applicable to holders of common stock	$(30,806)	$(414,423)

See accompanying notes to unaudited consolidated financial statements.

UPC POLSKA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(STATED IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2003	2002
Net loss	$(30,806)	$(414,423)
Other comprehensive loss
Translation adjustment	(1,492)	(14,677)

Comprehensive loss	$(32,298)	$(429,100)

See accompanying notes to unaudited consolidated financial statements.

UPC POLSKA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2003	THREE MONTHS ENDED MARCH 31, 2002
Cash flows from operating activities:
Net loss	$(30,806)	$(414,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,148	7,150
Amortization of notes payable discount and issue costs	15,627	13,735
Share in results of affiliated companies	—	7,566
Gain on disposal of property, plant and equipment	(70)	—
Cumulative effect of accounting change, net of income taxes	—	370,966
Unrealized foreign exchange losses	4,033	6,947
Other	5	83
Changes in operating assets and liabilities:
Restricted cash	(16,386)	25,989
Trade accounts receivable	541	2,927
Other current assets	1,302	(291)
Accounts payable and accrued expenses	(1,121)	(17,259)
Due to TKP	—	(25,989)
Deferred revenue	40	891
Interest payable to UPC and its affiliates	11,244	12,079
Due to UPC and its affiliates	858	866
Due from UPC and its affiliates	(2,528)	(1,625)

Net cash used in operating activities	(10,113)	(10,388)

Cash flows from investing activities:
Construction and purchase of property, plant and equipment	(1,607)	(1,504)
Purchase of intangible assets	(154)	—
Proceeds from sale of fixed assets	3,004	—

Net cash provided by/(used in) investing activities	1,243	(1,504)

Cash flows from financing activities:
Repayment of notes payable	—	(104)

Net cash used in financing activities	—	(104)

Net decrease in cash and cash equivalents	(8,870)	(11,996)
Effect of exchange rates on cash and cash equivalents	(86)	(2,953)
Cash and cash equivalents at beginning of period	105,646	114,936

Cash and cash equivalents at end of period	$96,690	$99,987

Supplemental cash flow information:
Cash paid for interest	$27	$82

Cash paid for income taxes	$54	$28

See accompanying notes to unaudited consolidated financial statements.

UPC POLSKA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

1.     GENERAL

        UPC Polska, Inc. (previously @Entertainment, Inc.) is a Delaware corporation which was established in May 1997. UPC Polska, Inc. succeeded Poland Communications, Inc. ("PCI") as the group holding company to facilitate an initial public offering of stock in the United States and internationally (the "IPO"). PCI was founded in 1990 by David T. Chase, a Polish-born investor. On August 6, 1999, United Pan-Europe Communications N.V. ("UPC") acquired all of the outstanding shares of UPC Polska, Inc. Until December 2, 2002, UPC Polska, Inc. was wholly owned by UPC. On December 2, 2002, UPC transferred all issued shares in the capital of UPC Polska, Inc. to its wholly owned subsidiary, UPC Telecom B.V. ("UPC Telecom"). UPC also assigned to UPC Telecom all rights and obligations arising from loan agreements between UPC Polska Inc. and UPC. References to "UPC" mean United Pan-Europe Communications N.V. References to "UPC Telecom" mean UPC Telecom B.V. References to the "Company" mean UPC Polska, Inc. and its consolidated subsidiaries.

2.     MERGER OF D-DTH BUSINESS

        On August 10, 2001, the Company, UPC and Group Canal+ S.A. ("Canal+"), the television and film division of Vivendi Universal, announced the signing of a Shareholder Agreement and Contribution and Subscription Agreement ("Definitive Agreements") to merge their respective Polish digital satellite direct-to-home ("D-DTH") platforms, as well as the Canal+ Polska premium channel, to form a common Polish D-DTH platform (the "Canal+ merger"). The transaction contemplated by such agreements was consummated on December 7, 2001. As part of the transaction, the Company, through its affiliate Polska Telewizja Cyfrowa Wizja TV Sp. z o.o. ("PTC"), contributed Wizja TV Sp. z o.o. and UPC Broadcast Centre Ltd., the Company's Polish and United Kingdom D-DTH businesses, respectively, to Telewizyjna Korporacja Partycypacyjna S.A. ("TKP"), the Polish subsidiary of Canal+. The Company received 150.0 million Euros (approximately $133.4 million as of December 7, 2001) in cash and PTC received a 25% ownership interest in TKP upon receipt of court approval and other legal matters in connection with the issuance of new TKP shares.

        In connection with the requirements of the Definitive Agreements, the Company was required to fund 30.0 million Euros ($26.8 million as of December 31, 2001) to TKP. On February 1, 2002, the Company and Canal+ completed all Polish legal formalities in connection with the transaction. On the same day, the Company funded TKP with 30.0 million Euros (approximately $26.0 million as of February 1, 2002) in the form of a shareholder loan ("JV loan") and registered its 25% investment in TKP with the Commercial Court in Poland. The Company included the value of the JV loan in its valuation of the fair value of its 25% investment in TKP. The Company valued its 25% ownership interest at fair market value as of the acquisition date (December 7, 2001) at 30.0 million Euros (approximately $26.8 million as of December 31, 2001). The Company accounts for this investment using the equity method. As a result of the recognition of the Company's share in TKP's losses the book value of this investment was zero as of March 31, 2003.

        On February 12, 2003, the Company and Canal+ agreed to certain changes to their agreements governing TKP, including a change to TKP's capitalization and the manner in which proceeds from any sale of TKP would be distributed among its shareholders, to retain the original economic structure of the shareholders' investments, following the capitalization. The Company and Canal+ agreed that upon a sale of their investment in TKP the sales proceeds will be distributed in the following proportion:

  •
  if the proceeds are less than or equal to 270.0 million Euros, PTC will receive an amount corresponding to 30/270 of the proceeds (11.1%)

  •
  if the proceeds are higher than 270.0 million Euros, the excess over 270.0 million Euros will be distributed between PTC and Canal+ and its affiliate on a pro rata basis corresponding to their shareholding. Thus, PTC will receive 11.1% of the proceeds up to 270.0 million Euros and 25% of the excess of the proceeds over 270.0 million Euros.

        On February 27, 2003, the JV loan was paid to the Company in the principal amount of 30.0 million Euros ($32.3 million as of February 27, 2003) and subsequently contributed by the Company to TKP's paid-in capital, following the shareholders' resolution to increase in share capital of TKP. The Company acquired 60,000 registered series C shares at the issue price of 500 Euros each. Canal+ and PolCom Invest S.A., an affiliate of Canal+, contributed together 90.0 million Euros into paid-in capital on the same date. After the contribution, PTC continued to hold 25% of TKP's shares. As the loan granted to TKP of 30.0 million Euros was included in the fair market value of the investment in TKP as of December 7, 2001, the above transactions (repayment of the loan to the Company by TKP and further capital contribution of 30.0 million Euros) have no influence on the valuation of the investment in TKP.

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

        Out of total unrestricted cash of $105.6 million as at December 31, 2002 and $96.7 million as at March 31, 2003, approximately $10.2 million and $8.6 million, respectively, represents cash which is limited in use to the above purposes. Restricted cash of $16.4 million includes $15.8 million held on escrow account with the Indenture trustee for discharge of PCI Notes (see note 3 for details). The remaining part of restricted cash is a deposit held as collateral for guarantee for the rent of the Company's office space.

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

        During 2001, the Company reviewed its long term plan for all segments of its operations and identified businesses which were profitable on an operating profit basis and businesses which required extensive additional financing to become profitable. The Company also assessed its ability to obtain additional financing on terms acceptable to it. These reviews resulted in a determination that, as of that point, the Company's only profitable business on an operating profit basis was cable television and it could not provide further financing to its D-DTH and programming businesses. As a result, the Company changed its business strategy towards its operating segments. The Company decided to dispose of its D-DTH and programming businesses and revised its business strategy for cable television from aggressive growth to a focus on achievement of positive cash flow. The Company had positive Adjusted EBITDA and positive cash flow from operations in 2002. Adjusted EBITDA is not a generally accepted accounting principle ("GAAP") measure. The most directly comparable financial measure to Adjusted EBITDA that is calculated and presented in accordance with GAAP is income (loss) before income taxes. Adjusted EBITDA represents net operating earnings before depreciation and amortization. Adjusted EBITDA is one of the primary measures used by the Company's chief decision makers to measure the Company's operating results and to measure segment profitability and performance. Management believes that Adjusted EBITDA is meaningful to investors because it provides an analysis of operating results using the same measures used by the Company's chief decision makers, that Adjusted EBITDA provides investors with the means to evaluate the financial results of the Company compared to other companies within the same industry and it is common practice for institutional investors and investment bankers to use various multiples of current or projected Adjusted EBITDA for purposes of estimating current or prospective enterprise value. The Company's calculation of Adjusted EBITDA may or may not be consistent with the calculation of this measure by other companies in the same industry. Investors should not view Adjusted EBITDA as an alternative to GAAP measures of income as a measure of performance, or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows.

        In the first quarter of 2003, the Company achieved a decrease in negative cash flow from operations by $0.3 million as compared to the three month period ended March 31, 2002. The negative cash flow from operations is mainly due to an increase in restricted cash of $16.4 million during the first quarter of 2003 (see note 2 for details on restricted cash).

        As of March 31, 2003, the Company had negative working capital of $397.4 million and a stockholder's deficit of $740.5 million. The Company experienced an operating loss of $2.5 million for the three months ended March 31, 2003 as compared to an operating loss of $4.4 million for the three months ended March 31, 2002. It also has significant commitments under operating leases and programming rights, as well as payment obligations related to its short and long term debt.

        As of March 31, 2003, the Company had approximately $6.0 million in outstanding notes payable (the "RCI Note") to Reece Communications, Inc. ("RCI"), a former minority stockholder of the

Company's subsidiary, Poland Cablevision (Netherlands) B.V. ("PCBV"), recognized as a current liability. The RCI Note bears interest of 7% per annum and matures in August 2003. UPC is the guarantor of the note. Since an event of default has occurred under UPC's indentures, which was not cured or waived within the applicable grace period, a cross-default has occurred under the RCI Note. As a result, RCI has the right to receive interest at the default rate of 12% per annum and to accelerate the repayment of the RCI Note. On January 15, 2003, RCI filed a complaint in the Superior Court in New Castle County, Delaware against the Company regarding its default on the RCI Note. The demand was made for immediate payment in full of the unpaid $6.0 million principal amount of the RCI Note together with all accrued and unpaid interest at the default rate. The litigation was formally served on January 29, 2003. On February 25, 2003, a default judgment was entered against the Company in the amount of $6,110,465.60 (representing the outstanding principal and accrued interest from January 1, 2003 through February 25, 2003) plus an unidentified amount for "all other costs of this action". The Company has not paid any amounts demanded by RCI, or filed responsive pleadings in the litigation.

        On November 1, 2003, the Company will also be required to fulfill its repayment obligation of approximately $14.5 million in principal amount under the 9 7/8% Senior Notes due 2003 ("PCI Notes") of the Company's subsidiary, PCI. At March 31, 2003, the PCI Notes were classified as a short-term liability. In February 2003, PCI elected to satisfy and Discharge the PCI Notes in accordance with the Indenture governing PCI Notes ("the PCI Indenture"). On March 19, 2003, the Company deposited with the PCI Indenture trustee $15.8 million, an amount to be held in trust and sufficient to pay and discharge the entire indebtedness of the PCI Notes plus accrued interest at maturity (November 1, 2003). Accordingly, on the Company's consolidated balance sheet as of March 31, 2003, this amount is reflected as Restricted Cash. As a result of the Discharge of the PCI Notes, PCI has been released from its covenants contained in the PCI Indenture.

        Over the long term, the Company must meet substantive repayment obligations on its indebtedness, including approximately $469.6 million due to UPC Telecom and Belmarken Holding B.V. ("Belmarken") plus related interest and $459.9 million under the UPC Polska Notes. Cash payments under the UPC Polska Notes will aggregate to approximately $50.8 million per annum in 2004 and approximately $69.2 million per annum in 2005 and thereafter. At March 31, 2003, the unpaid accrued and capitalized interest owing to UPC Telecom and its affiliate aggregated to $129.0 million. In prior years, UPC and its affiliates have permitted the Company to defer payment of interest due. UPC Telecom and its affiliate have agreed to permit such deferral until the earlier of (A) April 1, 2004 or (B) the occurrence of any other event of default under any of the Company's loans from UPC Telecom or Belmarken, or any acceleration of debts in excess of $15.0 million under any agreement evidencing debt of the Company. The Company, however, has no assurances that UPC Telecom and its affiliate will permit such deferral going forward.

        The UPC Polska Notes are currently classified as long term debt on the basis of waivers that the Company has obtained regarding certain covenant violations on loans it owes to UPC Telecom and Belmarken. These waivers extend until April 1, 2004, but are subject to early termination upon the occurrence of certain conditions outside the Company's control, including termination of waivers on certain cross defaults on the Company's loans. If such cross defaults or other conditions were to occur and would not be cured, the waivers on UPC Polska's loans from UPC Telecom and Belmarken could terminate, which in turn could allow the UPC Polska Notes to be accelerated.

        The Company, since its acquisition by UPC, has relied completely on funding from its shareholder UPC and UPC's affiliates. The Company believes it will not be able to obtain significant funding from UPC in the foreseeable future. UPC has reviewed its funding requirements and possible lack of access to debt and equity capital in the near term and has modified its business and funding strategies. As a result of its financial circumstances and strategies, in 2002 UPC failed to make payments on outstanding debt securities, which caused defaults on such securities and other securities issued by UPC and/or on an Exchangeable Loan made to Belmarken. On December 3, 2002, UPC filed a petition for the relief under Chapter 11 of the United States Bankruptcy Code and a petition to commence a moratorium on payment and for a plan of compulsory composition (Akkoord) under Dutch Bankruptcy law. Subsequently, plans of reorganization were filed with respect to the Chapter 11 case and Akkoord and were approved on February 20, 2003 and March 13, 2003, respectively. The Company understands that UPC expects the restructuring contemplated by the Chapter 11 and Akkoord plans to be completed promptly after applicable appeal periods and procedures have been completed. However, the Chapter 11 and Akkoord proceedings are not yet final. An appeal is pending with the Dutch Supreme Court in respect of Akkoord and consummation of the restructuring contemplated by the Chapter 11 and Akkoord plans is subject to various conditions. Accordingly, the Company cannot make any assurance that these conditions will be satisfied or that the restructuring will be consummated.

        UPC has announced that it has received waivers to its principal bank facility and the Exchangeable Loan made to Belmarken. The extended waivers are subject to certain conditions and expire on the earlier of (A) September 30, 2003 and September 3, 2003, respectively or (B) the occurrence of certain events, none of which, to the knowledge of the Company, has occurred as of the date of the filing of this Quarterly Report on Form 10-Q.

        The Company's loan agreements with UPC Telecom and Belmarken contain various covenants, including a provision which provides UPC Telecom with the ability to declare the loans immediately due and payable if, in their opinion, a material adverse change has occurred in the business, operations, prospects or condition (financial or otherwise) of the Company or any of its subsidiaries or, if in the opinion of UPC Telecom and Belmarken, any event or circumstance has occurred that could have a material adverse effect on the Company's ability to fulfill its obligations under the loan agreement in question.

        The Company's loan agreements with UPC Telecom and Belmarken contain various covenants and events of default which, among other things, permit UPC Telecom and Belmarken to accelerate the loans if a continuing default exists under the Exchangeable Loan, a default exists under indebtedness of the Company or its subsidiaries which would permit or cause such indebtedness to be accelerated or if, in the opinion of UPC Telecom or Belmarken, certain material adverse events or conditions relative to the Company have occurred. Accordingly, the Company's loans payable to UPC Telecom and Belmarken are classified as short-term liabilities. Although the RCI Note is in default at the date of the filing of this Quarterly Report on Form 10-Q, this has not resulted in cross default under the Company's loans from UPC Telecom and Belmarken because UPC Telecom and Belmarken have waived any potential cross default until the earlier of (A) April 1, 2004 or (B) any other event of default under the Company's loans from UPC Telecom and Belmarken. The Company cannot be certain that it will continue to receive such waivers in the future.

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

        Although the Company had anticipated being able to rely on UPC to meet its payment obligations, given UPC's liquidity concerns and uncertainty whether or not UPC's restructuring will be completed, the Company is not certain that it will receive the necessary (or any) financing from UPC. In order to continue its operations, the Company believes it will have to restructure its outstanding indebtedness to UPC Telecom and Belmarken and the holders of the UPC Polska Notes. If the Company is unable to successfully restructure its debt or rely on UPC for financial support, it will have to meet its payment obligations with cash on hand, funds obtained from public or private debt and bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company and, if applicable, UPC and its parent, UnitedGlobalCom, Inc.

        In the fourth fiscal quarter of 2002, the Company became aware that certain of its main creditors, including UPC and its affiliates, and certain holders of the UPC Polska Notes, were engaged in discussions about the restructuring of the Company's indebtedness. In the first quarter of 2003, the Company met with representatives of UPC (which through subsidiaries holds debt obligations of the Company) and certain holders of the UPC Polska Notes (other than UPC and its affiliates) to discuss a process for, and terms of, a restructuring of those obligations and notes. UPC and its advisors and the noteholders and their advisors have had substantive discussions with the Company about the terms of a possible debt restructuring. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has not entered into a definitive agreement with either UPC, its affiliates or the noteholders' regarding the terms of a debt restructuring.

        The Company has approximately $96.7 million of unrestricted cash as of March 31, 2003. However, as a result of the limitations imposed on it by the indentures governing the UPC Polska Notes and the notes payable to UPC Telecom and its affiliate, approximately $8.6 million as of March 31, 2003 of this cash, which represents the remaining net cash proceeds of the Canal+ merger, is limited in use (as described in note 2 above). As a result of these limitations and the potential inability of UPC to provide necessary funding, if required, the Company has limited sources of funding available to it outside of its operating cash flows.

        The Company has experienced net losses since its formation. There is a substantial uncertainty whether UPC Polska's sources of capital, working capital and projected operating cash flow would be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next years. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. UPC Polska's ability to continue as a going concern is dependent on (i) the Company's ability to restructure the UPC Polska Notes and its loans payable to UPC Telecom and its affiliate and (ii) the Company's ability to generate the cash flows required to enable it to maintain the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. The report of the Company's independent accountant, KPMG Polska Sp. z o.o., on the Company's consolidated financial statements for the year ended December 31, 2002, includes a paragraph that states that the Company has suffered recurring losses from operations and had a negative working capital and a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern.

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

4.     BASIS OF PRESENTATION

BASIS OF PRESENTATION

        The information furnished by the Company has been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to these rules and regulations. The Company maintains its books of accounts in Poland, the Netherlands and in the United States of America in accordance with local accounting standards in the respective countries. These financial statements include all adjustments to the Company's statutory books to present these statements in accordance with U.S. GAAP. The consolidated financial statements include the financial statements of UPC Polska, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited, but in the opinion of management, reflect all adjustments which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim period and the Company's financial position as of March 31, 2003. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC (the "2002 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates which include, but are not limited to: allowance for doubtful accounts, impairment charges of long-lived assets, valuation of investments in affiliates and revenue recognition.

        The financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal course of business.

        Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statements to conform to the unaudited consolidated financial statement presentation for the three months ended March 31, 2003.

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of UPC Polska, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

NEW ACCOUNTING PRINCIPLES

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. The Company has adopted SFAS 143 and determined, based on its analysis, that although it may have asset retirement obligations relating to certain lease contracts, it cannot make a reasonable estimate of the fair value of the liability due to the contingent nature of the obligation and the uncertainty about the timing of the settlement, if any. To date the Company has not made any cash payments with respect to the settlement of any potential asset retirement obligation.

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 are generally effective for the Company's 2003 fiscal year, or in the case of specific provisions, for transactions occurring after May 15, 2002 or financial statements issued on or after May 15, 2002. For certain provisions, including the rescission of Statement 4, early application is encouraged. In the first quarter of 2003, the Company adopted SFAS 145 which did not have an impact on its financial position or results of operations.

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. As the Company currently has no plans to exit or dispose of any of its activities, the adoption of SFAS 146 did not have a material impact on its results of operations and financial position.

        In November 2002, the Financial Accounting Standard Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an Interpretation of FASB Statements No. 5, 57, and 107 and a Rescission of FASB Interpretation No. 34. ("FIN 45"). FIN 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company adopted the disclosure requirements of FIN 45 at December 31, 2002 and evaluated the impact of the adoption of the remainder of FIN 45 and determined, based on its analysis, that it will not have a material impact on its financial position and results of operations.

        In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment to Statement No. 123" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), by requiring prominent disclosures in both annual and interim financial statements, about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company adopted the provisions of SFAS 123, as amended by SFAS 148, at December 31, 2002 and determined, based on its analysis, that it will not have a material impact on its financial position and results of operations.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities created or acquired prior to February 1, 2003. The Company believes that the adoption of FIN 46 will not have a material impact on its financial position and results of operations.

        On April 30, 2003, the FASB issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, ("FAS 149"), which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to address (1) decisions reached by the Derivatives Implementation Group, (2) developments in other Board projects that address financial instruments, and (3) implementation issues related to the definition of a derivative. FAS 149 has multiple effective date provisions depending on the nature of the amendment to Statement 133, and the Company is currently considering its potential effect on the financial statements.

        At the January 23, 2003 meeting, the Emerging Issues Task Force (EITF) reached consensuses on EITF 02-18 Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition. Issues 1 and 2 of EITF 02-18 which considered whether, (i) an investor should recognize any previously suspended losses when accounting for a subsequent investment in an investee that does not result in the ownership interest increasing from one of significant influence to one of control, and (ii), if the additional investment represents the funding of prior losses, whether all previously suspended losses should be recognized or whether only the previously suspended losses equal to the portion of the investment determined to be funding prior losses should be recognized. The EITF concluded that if the additional investment, represents, in substance, the funding of prior losses, the investor should recognize previously suspended losses only up to the amount of the additional investment determined to represent the funding of prior losses. At its February 5, 2003 meeting, the FASB ratified the consensuses reached by the Task Force in this Issue. The Company has discontinued recording losses on its equity method investment in TKP. If the Company makes additional investments in TKP, the Company would be required to recognize additional losses to the extent these additional investments are considered funding of unrecognized prior losses of TKP.

5.     INTANGIBLE ASSETS

        On January 1, 2002 the Company adopted SFAS 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is performed at the reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS 144.

        In adopting SFAS 142, the Company worked with an external party to assist in the determination and comparison of the fair value of the Company's reporting unit with its respective carrying amount, including goodwill. The fair value of the Company's reporting units was estimated using the expected present value of future cash flows as well as a market multiple approach, under which a risk adjusted market multiple obtained by comparison with various publicly traded companies in the cable industry, was applied to the Company's revenue stream.

        As a result of the Company's impairment test completed in the fourth quarter of 2002, the Company recorded a goodwill impairment charge of $371.0 million, net of income taxes of zero as a cumulative effect of accounting change. As a result of the adoption of SFAS 142, the net book value of goodwill as at March 31, 2003 and December 31, 2002 is zero.

        The Company's amortized intangible assets consist of software licenses in the net amount of $1.4 million as of March 31, 2003. As of March 31, 2003 the gross carrying value and accumulated depreciation amounted to $4.0 million and $2.6 million respectively.

6.     RELATED PARTY TRANSACTIONS

        During the ordinary course of business, the Company enters into transactions with related parties. The principal related party transactions are described below.

CALL CENTER REVENUE

        During 2002, the Company provided certain call center services to TKP in connection with Canal+ merger transaction. The total revenue from these services amounted to $918,000 for the three months ended March 31, 2002. These call center services were terminated in the second quarter of 2002.

OTHER REVENUE

        Commencing April 2002, the Company has provided certain IT services relating to a subscribers management system to other Central European affiliates of UPC. The total revenue from these services amounted to $117,000 for the three months ended March 31, 2003.

        Commencing March 2003, the Company has provided certain marketing services related to internet market research to an affiliate of UPC. The total revenue from these services amounted to $39,000 for the three months ended March 31, 2003.

DIRECT OPERATING EXPENSES CHARGED BY AFFILIATES

        Certain of the Company's affiliates have provided programming to the Company. The Company incurred programming fees from these affiliates of $614,000 for the three months ended March 31, 2003 as compared to $849,000 for the three months ended March 31, 2002.

        The Company was also provided with Canal+ Multiplex programming by TKP. The total cost related to this service amounted to $198,000 for the three months ended March 31, 2003 as compared to $29,000 for the three months ended March 31, 2002.

        The Company has incurred direct costs related to internet services from its affiliates amounting to $523,000 for the three months ended March 31, 2003 as compared to $326,000 for the three months ended March 31, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        UPC and its affiliates provide the Company with services such as legal services, negotiation of contracts with programmers, financial reporting assistance, investor relations, corporate communications, information technology, equipment procurement and facilities. UPC allocates to the Company a proportionate share of such costs for these services based on the Company's revenues. Taking into account the relative size of its operating companies and their estimated use of UPC resources, the allocation may be adjusted in the future. During the three months ended March 31, 2003, UPC charged the Company $663,000 as compared to $1,345,000 for the three months ended March 31, 2002 for those services. The above charges are shown as a component of selling, general and administration expenses in the consolidated statements of operations.

NOTES PAYABLE TO UPC AND ITS AFFILATES

        The Company was indebted to UPC and its affiliates in the following amounts:

	AS OF MARCH 31, 2003	AS OF DECEMBER 31, 2002	INTEREST RATE %	REPAYMENT TERMS	LENDER
	(IN THOUSANDS)
Master Loan	$250,634	$243,926	11%	by July 30, 2009	UPC Telecom B.V.
Subordinated Master Loan	203,631	199,506	11%	by July 30, 2009	UPC Telecom B.V.
Qualified Loan	15,353	14,942	11%	by May 25, 2007	Belmarken Holding B.V

Total	$469,618	$458,374

        During the three months ended March 31, 2003, the Company incurred interest expense in relation to the loans payable to UPC Telecom and its affiliate of $11,244,000 as compared to $12,079,000 for the three months ended March 31, 2002.

7.     COMMITMENTS AND CONTINGENCIES

BUILDING LEASES

        The Company leases several offices and warehouses within Poland under cancelable operating leases. The future non-cancelable lease payments as of March 31, 2003 amounted to approximately $6,385,000 including $2,173,000 payable in 2003.

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

        Minimum future lease commitments for the aforementioned conduit leases relate to 2003 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximate $1,001,000 as of March 31, 2003.

        The Company has adopted SFAS 143 and determined, based on its analysis, that although it may have asset retirement obligations relating to certain lease contracts with TPSA, it cannot make a reasonable estimate of fair value of the liability due to the contingent nature of the obligation and the uncertainty about the timing of the settlement, if any. To date the Company has not made any cash payments with respect to the settlement of any potential asset retirement obligation.

PROGRAMMING COMMITMENTS

        The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms, which range from one to twenty years and require that the license fees be paid either at a fixed amount (guaranteed minimum) payable at the time of execution or based upon an actual number of subscribers connected to the system each month. As of March 31, 2003, the Company had an aggregate minimum commitment in relation to fixed obligations resulting from these agreements of approximately $36,014,000 over the next seventeen years, approximating $4,448,000 in 2003, $5,887,000 in 2004, $4,068,000 in 2005, $1,051,000 in 2006, $1,103,000 in 2007 and $19,457,000 in 2008 and thereafter. In addition the Company has a variable obligation in relation to these agreements, which is based on the actual number of subscribers in the month for which the fee is due.

        In connection with the Canal+ merger, TKP assumed the programming rights and obligations directly related to the Company's D-DTH business and assumed the Company's guarantees relating to the Company's D-DTH business. Pursuant to the Definitive Agreements for the Canal+ merger, the Company remains contingently liable for the performance under those assigned contracts. As of March 31, 2003, management estimates its potential exposure under these assigned contracts to be approximately $21,243,000.

GUARANTEES AND INDEMNITIES

        The Company from time to time issues guarantees and indemnities in favor of other persons. In connection with the Canal+ merger, the Company made:

  •
  certain representations, warranties and indemnities regarding the assets being contributed by the Company to TKP which are customary in similar purchase and sale transactions,

  •
  an indemnity for certain losses suffered by TKP as a result of increases in the pricing of a contract with HBO transferred from the Company to TKP, and

  •
  an indemnity for losses suffered by TKP if TKP received less than a specified amount on a receivable transferred to TKP by the Company.

        The Company is liable for claims relating to tax, social security or custom matters for contributed companies (Wizja TV sp. z o.o and UPC Broadcast Center Ltd.) to TKP. The liability expires prior to the end of 30 day period after the expiration of the relevant statue of limitations. The Company also extended general indemnity for a period of 18 months after the closing of the TKP transaction (i.e. December 7, 2001) if (1) the total amount of claims exceed 5.0 million Euros in the aggregate and (2) the amount of any single claim exceeds 500,000 Euros. The Company's liability for claims relating to the representations and warranties is limited to 150.0 million Euros in the aggregate.

        The Company is liable for collection of a specific receivable taken over by TKP. The Company needs to compensate to TKP any short fall if the collected amount on this receivable is less than PLN 2.9 million (approximately $0.7 million as of March 31, 2003).

        In addition, the Company remains liable on certain programming contracts relating to the contributed assets the benefits of which were transferred or made available to TKP by the Company. To the extent the Company has not been released from these contracts, it will be liable for performance in the event TKP fails to perform. The Company estimates its maximum potential liability on these contracts to be $21.2 million.

        The Company has not recorded the amount of these contingent obligations in its financial statements. There are no recourse provisions relating to any of the contingent obligations that would enable the Company to recover from third parties any amounts it is required to pay on the contingent obligations.

REGULATORY FRAMEWORK

        The Company is in possession of all telecommunication permits that it believes to be necessary, a considerable number of which were issued in 2001 for a 10 year period. If there is a necessity of renewal, the Company applies to the President of the Office for Telecommunications and Post Regulation ("URTiP"). Historically, the Company has not experienced difficulties in obtaining such renewals and believes it will continue to receive such renewals in the normal course of business.

        On January 1, 2003, an amendment to the Copyright Law came into force, which removed a statutory license to use content of various providers. To date, the statutory license has been used by all cable operators in Poland to retransmit domestic and foreign free-to-air (FTA) channels without formal agreements with the broadcasters, primarily Polish channels (TVP, Polsat, TVN) and a number of foreign FTAs (e.g. German channels). The removal of the statutory license resulted in the obligation for cable operators to enter into formal agreements with all broadcaster and copyright associations by January 1, 2003. The Company remains in the process of negotiating and signing standard no fee contracts with broadcasters. The Company is trying to use this opportunity to optimize its programming offerings, as are other operators. Changes in the programming offer began to be communicated to customers in March 2003.

        The removal of the statutory license was only a part of ongoing modifications of Polish Law intended to bring the Polish legal system in line with EU standards. It was not synchronized with a long-overdue overhaul of copyright law, which is anticipated to occur during 2003. The new law will be expected to resolve some of the current issues in Polish copyright law (numerous collecting societies, unclear competencies, unreasonable demands) and to bring about general agreement between operators, broadcasters and collecting societies on copyright rates.

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

        In its answer in the arbitration, HBO asserted counterclaims against the Company, alleging that the Company was liable for minimum guarantees under the Cable Agreement and the D-DTH Agreement, and also that the Company was liable for an increase in minimum guarantees under the D-DTH Agreement, based on the fact that UPC Polska merged its D-DTH business with Cyfra+ in December 2001. The Company responded to the counterclaims by (i) denying that it owes any sums for minimum guarantees under the Cable Agreement, in light of the MFN clause, and (ii) by denying that it owes any sums for an increase in minimum guarantees under the D-DTH Agreement, because it has not purchased an equity interest in HBO, a condition on which UPC contends the increase in minimum guarantees is predicated under the D-DTH Agreement.

        The Company intends to vigorously prosecute its claims and defend against HBO's counterclaims. As of March 31, 2003, the case remained in arbitration. The parties have prepared the terms of reference which includes mapping out discovery needs, timing/briefing schedule for future motions, and hearing dates. On April 15, 2003, the Arbitration Panel confirmed a schedule for the Company's request to have the matter decided on summary judgment in which oral argument will occur on May 29, 2003. In the event the summary judgment motion is not decided in favor of the Company in whole, discovery is likely to begin shortly after the decision is received. The Company is unable to predict the outcome of the arbitration process.

RCI CLAIM

        On January 15, 2003, RCI filed a complaint in the Superior Court in New Castle County, Delaware against the Company regarding its default on the Promissory Note due August 28, 2003 in the original principal amount of $10.0 million payable by the Company to RCI. The demand was made for immediate payment in full of the unpaid $6.0 million principal amount of the Promissory Note together with all accrued and unpaid interest at the default rate. The litigation was formally served on January 29, 2003. On February 25, 2003, a default judgment was entered against the Company in the amount of $6,110,465.60 (representing the outstanding principal and accrued interest from January 1, 2003 through February 25, 2003) plus an unidentified amount for "all other costs of this action". The Company has not paid any amounts demanded by RCI, or filed responsive pleadings in the litigation.

DIVIDEND RESTRICTIONS

        The Company's Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish Accounting Principles. As of March 31, 2003, the Company's Polish subsidiaries have no profit available for distribution as dividends.

8.     LONG-TERM DEBT AND CURRENT PORTION OF LONG TERM DEBT

        Over the long term, the Company must meet substantive repayment obligations on its indebtedness, including approximately $469.6 million due to UPC Telecom and its affiliate. Also, it will be required to make payments as summarized in the table below:

	Amount outstanding as of December 31, 2002	Amount outstanding as of March 31, 2003		Expected fiscal year for repayment
	Book Value	Book Value	Fair Value	2003	2004	2005	2006	2007	2008 and thereafter
	(in thousands)
Notes payable to RCI former PCBV minority shareholders	$6,000	$6,000	$6,000	$6,000	$—	$—	$—	$—	$—
UPC Polska Senior Discount Notes due 2009, net of discount	210,549	217,599	51,809	—	—	—	—	—	217,599
UPC Polska Series C Senior Discount Notes due 2008, net of discount	19,920	20,803	7,920	—	—	—	—	—	20,803
UPC Polska Senior Discount Notes due 2008, net of discount	214,298	221,460	49,315	—	—	—	—	—	221,460
PCI Notes, net of discount	14,509	14,509	14,509	14,509	—	—	—	—	—

Total	$465,276	$480,371	$129,554	$20,509	$—	$—	$—	$—	$459,862

        The following table presents the Company's minimum future commitments under its programming, lease contracts and assumed contracts:

	2003	2004	2005	2006	2007	2008 and thereafter	Total
	(in thousands)
Building	$2,173	$1,656	$1,639	$769	$148	$—	$6,385
Conduit	955	46	—	—	—	—	1,001
Vehicle	17	20	12	—	—	—	49
Programming	4,448	5,887	4,068	1,051	1,103	19,457	36,014
Other	240	7	4	2	—	—	253
Headend	26	1	—	—	—	—	27

Total	$7,859	$7,617	$5,723	$1,822	$1,251	$19,457	$43,729

Assumed contracts	$8,022	$8,192	$5,029	$—	$—	$—	$21,243

9.     SEGMENT INFORMATION

        Since January 1, 2002, the Company has operated with only one segment, its cable operations.

10.   SUBSEQUENT EVENTS

EXPENSE REIMBURSEMENT AGREEMENT

        The Company entered into an expense reimbursement agreement on April 10, 2003, with UPC Telecom and Belmarken. In consideration for the expense, time, and effort undertaken by UPC Telecom and Belmarken, in connection with the review and evaluation of the materials provided by the Company or otherwise requested in writing by the Company ("Restructuring Analysis"), the Company unconditionally agreed to pay the reasonable fees and expenses to a maximum of $400,000 of UPC Telecom, Belmarken and their respective representatives in connection with the Restructuring Analysis and the negotiation, consummation and documentation of any restructuring transaction in respect of the Company to which UPC Telecom and/or Belmarken are parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis provides information concerning the results of operations and financial condition of UPC Polska, Inc. (the "Company"). Such discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of the Company. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of the Company's 2002 Annual Report filed on form 10-K. The following discussion focuses on material trends, risks and uncertainties affecting the results of operations and financial condition of the Company.

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

  •
  risks associated with amendments to the copyright law in Poland (effective January 1, 2003);

  •
  ongoing process of copyright law development in Poland;

  •
  changes in laws and regulations affecting the Company, especially those related to taxation;

  •
  programming changes, especially those related to free to air programming;

  •
  future financial performance of the Company, including availability, terms and deployment of capital and ability to restructure its outstanding indebtedness;

  •
  the continued strength of the Company's competitors, including D-DTH competitors;

  •
  the Company's inability to comply with government regulations;

  •
  the overall market acceptance of the Company's products and services, including acceptance of the pricing of those products and services; and

  •
  the failure of Telewizyjna Korporacja Partycypacyjna S.A. ("TKP") to satisfy contractual obligations owed to or on behalf of the Company arising out of the Company's transaction with Group Canal+ S.A. ("Canal+") and the Company's limited ability to liquidate its investment in TKP.

        The report of the Company's independent accountant, KPMG Polska Sp. z o.o., on the Company's consolidated financial statements for the year ended December 31, 2002, includes a paragraph that states that the Company has suffered recurring losses from operation and had a net capital deficiency and negative working capital that raise substantial doubt about the Company's ability to continue as a going concern. The Company's management's plans in regard to these matters are described in Note 3 to the consolidated financial statements contained in this Quarterly Report on Form 10-Q.

        The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern. Investors in the Company should review carefully the report of KPMG Polska Sp. z o.o. There can be no assurance the Company will be able to continue as a going concern.

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

        The Company and Canal+ agreed that upon a sale of their investment in TKP the sales proceeds will be distributed among them in the following proportion:

  •
  if the proceeds are less than or equal to 270.0 million Euros, PTC will receive an amount corresponding to 30/270 of the proceeds (11.1%)

  •
  if the proceeds are higher than 270.0 million Euros, the excess over 270.0 million Euros will be distributed between PTC and Canal+ and its affiliate on a pro rata basis corresponding to their shareholding. Thus, PTC will receive 11.1% of the proceeds up to 270.0 million Euros and 25% of the excess of the proceeds over 270.0 million Euros.

        On February 1, 2002, the Company contributed an additional 30.0 million Euros (approximately $26.8 million as of December 7, 2001) to TKP in the form of a loan, which was included in the fair value assessment of its investment. On February 27, 2003, the loan was repaid to the Company in the principal amount of 30.0 million Euros and subsequently contributed by the Company to TKP's paid-in capital, following a shareholders' resolution to increase the share capital of TKP. The Company acquired 60,000 registered series C shares at the issue price of 500 Euros each. Canal+ and PolCom Invest S.A., an affiliate of Canal+, contributed together 90.0 million Euros into paid-in capital on the same date. After the contribution, PTC continued to hold 25% of TKP's shares. As the loan granted to TKP of 30.0 million Euros was already included in the fair market value of the investment in TKP as of December 7, 2001, the above transactions (repayment of the loan to the Company by TKP and further capital contribution of 30.0 million Euros) had no impact on the valuation of the investment in TKP.

        The Company operates one of the largest cable television systems in Poland with approximately 1,869,600 homes passed and approximately 994,500 total subscribers as at March 31, 2003. The Company's overall revenue has increased $0.8 million or 4.0% from $20.0 million for the three months ended March 31, 2002 to $20.8 million for the three months ended March 31, 2003.

        The Company's principal objective under its revised business strategy has been that its cable business becomes operationally cash flow positive. This was achieved in 2002. The Company's objective in the future is to grow its earnings at the "Adjusted EBITDA" level. Adjusted EBITDA represents net operating earnings before depreciation and amortization and does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. The Company also intends to continually increase the operational cash flow from the business through limited, but well-focused additional investment. It will also focus on enhancing its position as a leading provider of cable television in Poland.

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

        The Company also intends to continue to increase the effectiveness of its operations and reduce its expenses by further:

  •
  enhancing internal controls;

  •
  improving debt collection activities;

  •
  improving corporate decision-making processes; and

  •
  reorganizing the Company so as to simplify its legal and operational structure.

        The Company's revenues are, and will continue to be, derived primarily from monthly subscription fees for cable television services. The Company charges its subscribers fixed monthly fees for their choice of service packages and for other services, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At March 31, 2003, approximately 63.40% of the Company's subscribers received its basic package. The individual subscriber receiving basic package is charged, on average, a monthly subscription fee of $9.40 (including 22% VAT). For the three months ended March 31, 2003, approximately 96.9% of the Company's revenue was derived from monthly subscription fees. For the three months ended March 31, 2002, 94.1% of the Company's revenue from cable services was derived from monthly subscription fees.

        The Company also provides internet services to its customers. The Company is currently expanding its internet ready network in Warsaw and Krakow and began providing internet services in Gdansk and Katowice in April 2003. Revenue of $1.4 million for the three months ended March 31, 2003 as compared to $0.9 million for the corresponding period in 2002 was attributable to the Company's internet services. Internet subscribers are charged a standard monthly subscription fee of $36.80 and $44.20, respectively, for internet and combined cable TV and internet services (rates as of March 31, 2003, including 7% VAT on internet service part). The standard installation fee is approximately $60.48 for existing cable customers and approximately $73.80 for new customers (rates as of March 31, 2003, including 22% VAT). However, the promotional price for the installation fee which is offered regularly is $12.10 (rate as of March 31, 2003, including 22% VAT).

        The Company's pricing strategy is focused to maintain cable basic subscribers, aggressively raise rates on low-priced services (such as broadcast package) and generate incremental revenue from additional services offered to basic cable customers such as internet services and premium channels.

        For an additional monthly charge, certain of the Company's cable networks have offered two premium television services, HBO Poland and Canal+ Multiplex. In February 2002, the Company began distribution of Canal+ Multiplex, a Polish-language premium package of three movie, sport and general entertainment channels, through its network on terms set forth in the agreement governing the TKP joint venture with Canal+. The Company and TKP are currently negotiating the definitive long-form channel carriage agreement for carriage of Canal+ Multiplex. Starting from December 2002, the Company introduced the HBO 2 channel to most of its cable networks. The Company offers HBO Poland channels and Canal+ Multiplex for approximately $8.60 and $9.60 per month, respectively (rates as of March 31, 2003, including 22% VAT). The Company also offers these channels as one package at approximately $14.60 per month (rate as of March 31, 2003, including 22% VAT).

        The Company divides operating expenses into:

  •
  direct operating expenses,
  •
  selling, general and administrative expenses, and
  •
  depreciation and amortization expenses.

        During the three months ended March 31, 2003, direct operating expenses consisted of programming expenses, maintenance and related expenses necessary to service, maintain and operate the Company's cable systems, billing and collection expenses and customer service expenses. Selling, general and administrative expenses consisted principally of administrative costs, including office related expenses, professional fees and salaries, wages and benefits of non-technical employees, advertising and marketing expenses, bank fees and bad debt expense. Depreciation and amortization expenses consisted of depreciation of property, plant and equipment and amortization of intangible assets.

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

        In addition to other operating statistics, the Company measures its financial performance by Adjusted EBITDA. Adjusted EBITDA is not a generally accepted accounting principle ("GAAP") measure. The most directly comparable financial measure to Adjusted EBITDA that is calculated and presented in accordance with GAAP is income (loss) before income taxes. Adjusted EBITDA represents net operating earnings before depreciation and amortization. Adjusted EBITDA is one of the primary measures used by the Company's chief decision makers to measure the Company's operating results and to measure segment profitability and performance. Management believes that Adjusted EBITDA is meaningful to investors because it provides an analysis of operating results using the same measures used by the Company's chief decision makers, that Adjusted EBITDA provides investors with the means to evaluate the financial results of the Company compared to other companies within the same industry and it is common practice for institutional investors and investment bankers to use various multiples of current or projected Adjusted EBITDA for purposes of estimating current or prospective enterprise value. The Company's calculation of Adjusted EBITDA may or may not be consistent with the calculation of this measure by other companies in the same industry. Investors should not view Adjusted EBITDA as an alternative to GAAP measure of income as a measure of performance, or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows.

        The Company's loss before income taxes reconciles to consolidated Adjusted EBITDA as follows:

	Three months ended March 31,
	2003	2002
	(in thousands)
Adjusted EBITDA	$4,694	$2,776
Depreciation and amortization	(7,148)	(7,150)

Operating loss	(2,454)	(4,374)
Interest and investment income	2,732	914
Interest expense	(26,992)	(26,090)
Share in results of affiliated companies	—	(7,566)
Foreign exchange loss, net	(4,560)	(6,160)
Non-operating income/(expense)	522	(115)

Loss before income taxes	$(30,752)	$(43,391)

        The improvement of loss before income taxes from a loss of $43.4 million to a loss of $30.8 million in the three months ended March 31, 2002 and 2003, respectively, is primarily attributable to the factors leading to improved Adjusted EBITDA, discussed below, and the decrease in share in results of affiliated companies, foreign exchange loss and the increase in interest and investment income.

        REVENUE.    Revenue increased $0.8 million, or 4.0%, from $20.0 million in the three months ended March 31, 2002 to $20.8 million in the three months ended March 31, 2003. This increase was attributable to a number of factors. Revenue from internet subscriptions increased from $0.9 million for the three months ended March 31, 2002 to $1.4 million for the three months ended March 31, 2003. Also the number of basic subscribers increased. This increase was partially offset by the lack of additional revenue generated from services provided to TKP. During the three months ended March 31, 2002, the Company obtained revenue of $0.9 million from certain call center services such as billing and subscriber support, provided to TKP. There was no such revenue generated during the three months ended March 31, 2003. The Company does not expect that any additional services will be provided to TKP to generate such revenue in the future.

        Revenue from monthly subscription fees represented 96.9% and 94.1% of cable television revenue for the three months ended March 31, 2003 and 2002, respectively. During the three months ended March 31, 2003, the Company generated approximately $1.2 million of premium subscription revenue as compared to $0.9 million for the three months ended March 31, 2002.

        Revenue from installation fees amounted to $133,000 for the three months ended March 31, 2003 as compared to $100,000 for the three months ended March 31, 2002.

        DIRECT OPERATING EXPENSES.    Direct operating expenses increased $0.5 million, or 4.9%, from $10.3 million for the three months ended March 31, 2002 to $10.8 million for the three months ended March 31, 2003, principally as a result of the increase of programming expenses (due to more basic subscribers).

        Direct operating expenses increased from 51.5% of revenues for the three months ended March 31, 2002 to 51.9% of revenues for the three months ended March 31, 2003.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    Selling, general and administrative expenses decreased $1.5 million, or 21.7%, from $6.9 million for the three months ended March 31, 2002 to $5.4 million for the three months ended March 31, 2003. This decrease was attributable mainly to improved operating efficiency.

        As a percentage of revenue, overall, selling, general and administrative expenses decreased from 34.5% for the three months ended March 31, 2002 to approximately 26.0% for the three months ended March 31, 2003. The decreases in selling, general and administrative expenses as a percentage of revenues in such periods occurred primarily for the same reasons that resulted in the decreases in selling, general and administrative expenses during such periods.

        DEPRECIATION AND AMORTIZATION.    Depreciation and amortization expense remained on a similar level of $7.1 million for the three months ended March 31, 2002 and 2003. Depreciation and amortization expense as a percentage of revenues decreased from 35.5% for the three months ended March 31, 2002 to 34.1% for the three months ended March 31, 2003 because of the increase in revenues during the period ended March 31, 2003.

        OPERATING LOSS.    Each of the factors discussed above contributed to an operating loss of $2.5 million for the three months ended March 31, 2003, as compared to an operating loss of $4.4 million for the three months ended March 31, 2002, respectively.

        The composition of customers receiving basic, intermediate and premium or internet services influences the Company's operating margin in the following ways:

  •
  The average price charged to customers receiving each of the services is different, influencing the Company's total revenue.

  •
  Programming expenses are incurred generally in relation to the provision of basic and premium service. Due to certain channels being charged to the Company on a fixed fee basis (minimum guarantee), the Company's operating margin is adversely affected when the actual number of subscribers is lower than the guaranteed level of subscribers under the Company's programming agreements.

  •
  Intermediate service generally does not require programming charges (mainly channels "free to air" are provided under this service). Fees for intermediate service are significantly lower than basic service (on average fees generated from our intermediate service are approximately 10% of those generated from basic service).

  •
  Premium service is available only to those subscribers who already receive basic service. Therefore, as an additional product to an existing customer, the Company's premium service generates additional revenues and margins. However, one of the Company's premium channel agreements has a minimum guarantee provision. As such, a decrease in the number of premium subscribers below the guaranteed level has a direct adverse impact on the Company's total operating margin. This occurred in 2001 and 2002 and continues in 2003 with respect to the Company's premium service.

  •
  The internet service is subject to direct expenses of approximately 40% of revenue from the provision of internet access services and therefore contributes positively to the operating margins of the Company.

        INTEREST EXPENSE THIRD PARTY.    Interest expense increased $1.7 million, or 12.1%, from $14.0 million for the three months ended March 31, 2002 to $15.7 million for the three months ended March 31, 2003. This interest expense relates mainly to interest accrued on the Company's 14 1/2% Senior Discount Notes due 2008, Series C Discount Notes due 2008 and 14 1/2% Senior Discount Notes due 2009 (together, the "UPC Polska Notes") and 9 7/8% Senior Notes due 2003 (the "PCI Notes") of UPC Polska's subsidiary, Poland Communications, Inc. ("PCI"). The increase in interest expense occurred due to accretion of the principal of the notes.

        INTEREST EXPENSE CHARGED BY UPC AND ITS AFFILIATES.    Interest expense decreased $0.9 million, or 7.4%, from $12.1 million for the three months ended March 31, 2002 to $11.2 million for the three months ended March 31, 2003.

        INTEREST AND INVESTMENT INCOME.    Interest and investment income amounted to $2.7 million and $0.9 million for the three months ended March 31, 2003 and 2002, respectively. The increase relates to interest on bank deposits and accrued interest of $2.3 million on the loan repaid in principal by TKP.

        SHARE IN RESULTS OF AFFILIATED COMPANIES.    The Company recorded $0 and $7.6 million of share in loss of affiliated companies for the three months ended March 31, 2003 and 2002, respectively. The investment in TKP was written down to zero during 2002, including $7.6 million write down in the first quarter of 2002.

        FOREIGN EXCHANGE GAIN/LOSS, NET.    For the three months ended March 31, 2003, foreign exchange losses amounted to $4.6 million, as compared to the loss of $6.2 million for the three months ended March 31, 2002 due to more favorable structure of exchange rates of foreign currencies against the Polish zloty.

        INCOME TAX EXPENSE.    The Company recorded $54,000 of income tax expense for the three months ended March 31, 2003, as compared to $66,000 for the three months ended March 31, 2002.

        CUMULATIVE EFFECT OF ACCOUNTING CHANGE.    On January 1, 2002, upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", the Company recorded a cumulative effect of accounting change of $371.0 million representing the goodwill write-off relating to the Company's cable business. As a result of the adoption of SFAS 142 on January 1, 2002 the net book value of goodwill as at March 31, 2003 and December 31, 2002 is zero.

        NET LOSS APPLICABLE TO COMMON STOCKHOLDERS.    Net loss applicable to common stockholders decreased from a loss of $414.4 million (which includes the amount of $371.0 million of cumulative effect of accounting change) for the three months ended March 31, 2002 to a loss of $30.8 million for the three months ended March 31, 2003, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company financed its activities with (i) capital contributions and loans from certain of the Company's principal stockholders, (ii) borrowings under available credit facilities, (iii) the sale of approximately $200.0 million of common stock through the Company's initial public equity offering in August 1997, (iv) the sale of $252.0 million aggregate principal amount at the maturity of the 14 1/2% Senior Discount Notes in July 1998 with gross proceeds of approximately $125.0 million, (v) the sale of $36,001,321 principal amount at maturity of its Series C Discount Notes in January 1999 with gross proceeds of $9.8 million, (vi) the sale of its 14 1/2% Senior Discount Notes in January 1999 with gross proceeds of $96.1 million, (vii) the sale of the Series A 12% Cumulative Preference Shares, the Series B 12% Cumulative Preference Shares and Warrants in January 1999 with gross proceeds of $48.2 million, and (viii) since 2002 cash flow from operations.

        In 2002, UPC made capital contributions of $21.6 million. This compares to additional capital contributions of $48.5 million and additional loans of $40.5 million made by UPC in 2001.

        Pursuant to the indentures governing the UPC Polska Notes the Company and its affiliates are subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters:

  •
  limitations on indebtedness;
  •
  limitations on restricted payments;
  •
  limitations on issuances and sales of capital stock of restricted subsidiaries;
  •
  limitations on transactions with affiliates;
  •
  limitations on liens;
  •
  limitations on guarantees of indebtedness by subsidiaries;
  •
  purchase of the notes upon a change of control;
  •
  limitations on sale of assets;
  •
  limitations on dividends and other payment restrictions affecting restricted subsidiaries;
  •
  limitations on investments in unrestricted subsidiaries;
  •
  consolidations, mergers, and sale of assets;
  •
  limitations on lines of business; and
  •
  provision of financial statements and reports.

        On March 31, 2003 and December 31, 2002, the Company had, on a consolidated basis, approximately $950.2 million and $923.7 million, respectively, aggregate principal amount of indebtedness outstanding, of which $469.6 million (including capitalized or accrued interest of $129.0 million) and $458.4 million (including capitalized or accrued interest of $117.8 million), respectively, was owed to UPC and its affiliates as at such dates. On December 2, 2002 UPC assigned all rights and liabilities arising from its loan agreements to its wholly-owned subsidiary, UPC Telecom. All of the loans from UPC and its affiliates to the Company bear interest at 11.0% per annum, and mature in 2007 and 2009. The loans from UPC include loans with an aggregate principal amount of $150.0 million that have been subordinated to the UPC Polska Notes. The loans from UPC have been used primarily for the repurchase of the UPC Polska Notes and the PCI Notes, to fund capital expenditures, operating losses and working capital primarily related to the development and operation of the Company's D-DTH business, and for general corporate purposes and certain other investments, including the acquisition of cable television networks and certain minority interests in our subsidiaries which are held by unaffiliated third parties.

        The Company had negative cash flows from operating activities of $10.1 million for the three months ended March 31, 2003 compared to negative cash flows from operating activities of $10.4 million for the three months ended March 31, 2002. The negative cash flow from operations during the first quarter of 2003 is mainly due to increase of restricted cash by $16.4 million (on March 19, 2003, the Company deposited with the Indenture trustee $15.8 million, an amount to be held in trust and sufficient to pay and discharge the entire indebtedness of the PCI Notes plus accrued interest at maturity, i.e., November 1, 2003). The improvement in cash flow from operating activities is primarily due to improved operating results in the first quarter of 2003 (positive Adjusted EBITDA of $4.7 million) as compared to the first quarter of 2002 (positive Adjusted EBITDA of $2.8 million). As of March 31, 2003, the Company had negative working capital of $397.4 million and a stockholder's deficit of $740.5 million. The Company experienced operating losses of $2.5 million and $4.4 million during the three months ended March 31, 2003 and 2002, respectively.

        Cash used for the purchase and build-out of the Company's cable television networks and the purchase of other property, plant, and equipment was $1.6 million for the three months ended March 31, 2003 and $1.5 million for the three months ended March 31, 2002. The Company had unrestricted cash of $96.7 million deposited in bank accounts of the Company and its subsidiaries as of March 31, 2003.

        Pursuant to the indentures governing each of the UPC Polska Notes discussed in more detail in Note 2 to the Company's unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q, the Company is required to use the net cash proceeds from the sale of assets within 12 months from the date of the sale for certain limited purposes. These include:

  •
  to permanently repay or prepay senior bank indebtedness or any unsubordinated indebtedness of the Company;
  •
  to invest in any one or more businesses engaged, used or useful in the Company's cable, D-DTH or programming businesses; or
  •
  to invest in properties or assets that replace the properties and assets sold.

        Additionally, the Company's agreements related to the notes payable to UPC and its affiliate contain limitations on the use of cash proceeds from the sale of assets. The Company has received a waiver from UPC and its affiliates to specifically exempt these net cash proceeds from these transactions from the limitations contained in the loan agreements with UPC and its affiliates.

        Out of total unrestricted cash of $105.6 million as at December 31, 2002 and $96.7 million as at March 31, 2003, approximately $10.2 million and $8.6 million respectively, represents cash which is limited in use to the above purposes. Restricted cash of $16.4 million includes $15.8 million held on escrow account with the Indenture trustee for discharge of PCI Notes. The remaining part of restricted cash is a deposit held as a collateral for guarantee for the rent of the Company's office space.

        As of March 31, 2003, the Company was committed to pay at least $43.7 million in guaranteed payments (including payments for programming and rights) over the next sixteen years of which at least approximately $7.9 million was committed through the end of 2003. In addition, the Company has a variable obligation in relation to programming agreements, which is based on the actual number of subscribers in the month for which the fee is due. In connection with the disposition of the D-DTH business, TKP assumed the Company's previous obligations under certain contracts. Pursuant to the definitive agreements governing the TKP transaction and the contracts, which TKP assumed, the Company remains contingently liable for performance under those contracts. As of March 31, 2003, management estimates the potential exposure for contingent liability on these assumed contracts to be approximately $21.2 million.

        The following table presents the Company's minimum future commitments under its programming and lease contracts and assumed contracts:

	2003	2004	2005	2006	2007	2008 and thereafter	Total
	(in thousands)
Building	$2,173	$1,656	$1,639	$769	$148	$—	$6,385
Conduit	955	46	—	—	—	—	1,001
Vehicle	17	20	12	—	—	—	49
Programming	4,448	5,887	4,068	1,051	1,103	19,457	36,014
Other	240	7	4	2	—	—	253
Headend	26	1	—	—	—	—	27

Total	$7,859	$7,617	$5,723	$1,822	$1,251	$19,457	$43,729

Assumed contracts	$8,022	$8,192	$5,029	$—	$—	$—	$21,243

        As of March 31, 2003 and December 31, 2002 the Company had negative working capital due to the classification of loans to UPC Telecom and its affiliate as current liabilities.

        As of March 31, 2003, the Company had approximately $6.0 million in outstanding notes (the "RCI Note") payable to RCI, a former minority stockholder of the Company's subsidiary, Poland Cablevision B.V. (Netherlands) ("PCBV"). The note bears interest of 7% per annum and matures in August 2003. UPC is the guarantor of the note. Since an event of default has occurred under UPC's indentures, which was not cured or waived within the applicable grace period, a cross-default has occurred under the RCI Note. Due to UPC filing for Chapter 11 proceedings, RCI notified the Company on December 11, 2002 that its note and all accrued interest (at the default rate of 12%) became immediately due and payable as of that date. The Company has not paid amounts requested by RCI. On January 15, 2003, RCI filed a complaint in the Superior Court in New Castle County, Delaware against the Company regarding its default on the RCI Note and a judgment was entered against the Company on February 25, 2003 in the amount of $6,110,465.60 plus certain costs (discussed further in Item 3). Although the RCI note is in default at the date of the filing of this Quarterly Report on Form 10-Q, this has not resulted in cross default under the Company's loans from UPC Telecom and Belmarken because UPC Telecom and Belmarken have waived any potential cross default in the earlier of (A) April 1, 2004 or (B) any other event of default under the Company's loans from UPC Telecom and Belmarken. The Company cannot be certain that it will continue to receive such waivers in the future.

        On November 1, 2003, the Company will also be required to fulfill its repayment obligation of approximately $14.5 million in principal amount under the PCI Notes of the Company's subsidiary, PCI. At March 31, 2003, the PCI Notes were classified as a short-term liability. In February 2003, PCI elected to satisfy and Discharge the PCI Notes in accordance with the Indenture governing PCI Notes ("the PCI Indenture"). On March 19, 2003, the Company deposited with the PCI Indenture trustee $15.8 million, an amount to be held in trust and sufficient to pay and discharge the entire indebtedness of the PCI Notes plus accrued interest at maturity (November 1, 2003). Accordingly, on the Company's consolidated balance sheet as of March 31, 2003, this was reflected as Restricted Cash. As a result of the Discharge of the PCI Notes, PCI has been released from its covenants contained in the PCI Indenture.

        The Company will also be required to commence cash payments under the UPC Polska Notes aggregating approximately $50.8 million per annum in 2004 and approximately $69.2 million per annum in 2005 and thereafter. At March 31, 2003, the unpaid accrued and capitalized interest owing to UPC Telecom and its affiliate aggregated to $129.0 million. In prior years, UPC and its affiliates have permitted the Company to defer payment of interest due. UPC Telecom and its affiliate have agreed to permit such deferral until the earlier of (A) April 1, 2004 or (B) the occurrence of any other event of default under any of the Company's loans from UPC Telecom or Belmarken, or any acceleration of debts in excess of $15.0 million under any agreement evidencing debt the Company. The Company, however, has no assurances that UPC Telecom and its affiliate will permit such deferral going forward. The UPC Polska Notes are currently classified as long term debt on the basis of waivers that the Company has obtained regarding certain covenant violations on loans it owes to UPC Telecom and Belmarken. These waivers extend until April 1, 2004, but are subject to early termination upon the occurrence of certain conditions outside the Company's control, including termination of waivers on certain cross defaults on the Company's loans. If such cross defaults or other conditions were to occur and would not be cured, the waivers on UPC Polska's loans from UPC Telecom and Belmarken could terminate, which in turn could allow the UPC Polska Notes to be accelerated.

        Over the long term, the Company must meet substantive repayment obligations on its indebtedness, including approximately $469.6 million due to UPC Telecom and its affiliate. Also, it will be required to make payments as summarized in the table below:

	Amount outstanding as of March 31, 2003		Expected fiscal year for repayment
	Book Value	Fair Value	2003	2004	2005	2006	2007	2008 and thereafter
	(in thousands)
Notes payable to former PCBV minority shareholders	$6,000	$6,000	$6,000	$—	$—	$—	$—	$—
UPC Polska Senior Discount Notes due 2009, net of discount	217,599	51,809	—	—	—	—	—	217,599
UPC Polska Series C Senior Discount Notes due 2008, net of discount	20,803	7,920	—	—	—	—	—	20,803
UPC Polska Senior Discount Notes due 2008, net of discount	221,460	49,316	—	—	—	—	—	221,460
PCI Notes, net of discount	14,509	14,509	14,509	—	—	—	—	—

Total	$480,371	$129,554	$20,509	$—	$—	$—	$—	$459,862

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

        As a result of its financial circumstances and strategies, in 2002 UPC failed to make payments on outstanding debt securities, which caused defaults on such securities and other securities issued by UPC and/or on an Exchangeable Loan made to Belmarken. On December 3, 2002, UPC filed a petition for the relief under Chapter 11 of the United States Bankruptcy Code and a petition to commence a moratorium on payment and for a plan of compulsory composition (Akkoord) under Dutch Bankruptcy law. Subsequently, plans of reorganization were filed with respect to the Chapter 11 case and Akkoord and were approved on February 20, 2003 and March 13, 2003, respectively. The Company understands that UPC expects the restructuring contemplated by the Chapter 11 and Akkoord plans to be completed promptly after applicable appeal periods and procedures have been completed. However, the Chapter 11 and Akkoord proceedings are not yet final. An appeal is pending with the Dutch Supreme Court in respect of Akkoord and consummation of the restructuring contemplated by the Chapter 11 and Akkoord plans is subject to various conditions. Accordingly, the Company cannot make any assurance that these conditions will be satisfied or that the restructuring will be consummated.

        UPC has announced that it has received waivers to its principal bank facility and the Exchangeable Loan made to Belmarken. The extended waivers are subject to certain conditions and expire on the earlier of (A) September 30, 2003 and September 3, 2003, respectively or (B) the occurrence of certain events, none of which, to the knowledge of the Company, has occurred as of the date of the filing of this Quarterly Report on Form 10-Q.

        The Company's loan agreements with UPC Telecom and Belmarken contain various covenants, including a provision which provides UPC Telecom with the ability to declare the loans immediately due and payable if, in their opinion, a material adverse change has occurred in the business, operations, prospects or condition (financial or otherwise) of the Company or any of its subsidiaries or, if in the opinion of UPC Telecom and Belmarken, any event or circumstance has occurred that could have a material adverse effect on the Company's ability to fulfill its obligations under the loan agreement in question.

        The Company's loan agreements with UPC Telecom and Belmarken contain various covenants and events of default which, among other things, permit UPC Telecom and Belmarken to accelerate the loans if a continuing default exists under the Belmarken Notes, a default exists under indebtedness of the Company or its subsidiaries which would permit or cause such indebtedness to be accelerated or if, in the opinion of UPC Telecom and Belmarken, certain material adverse events or conditions relative to the Company have occurred. Accordingly, the Company's loans payable to UPC Telecom and Belmarken are classified as short-term liabilities. Although the RCI note is in default at the date of the filing of this Quarterly Report on Form 10-Q, this has not resulted in cross default under the Company's loans from UPC Telecom and Belmarken because UPC Telecom and Belmarken have waived any potential cross default in the earlier of (A) April 1, 2004 or (B) any other event of default under the Company's loans from UPC Telecom and Belmarken.

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

        Although the Company had anticipated being able to rely on UPC to meet its payment obligations, given UPC's liquidity concerns and uncertainty whether or not UPC's restructuring will be completed, the Company is not certain that it will receive the necessary (or any) financing from UPC. In order to continue its operations, the Company believes it will have to restructure its outstanding indebtedness to UPC Telecom and Belmarken and the holders of the UPC Polska Notes. If the Company is unable to successfully restructure its debt or rely on UPC for financial support, it will have to meet its payment obligations with cash on hand, funds obtained from public or private debt and bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company and, if applicable, UPC and its parent, UnitedGlobalCom, Inc.

        In the fourth fiscal quarter of 2002, the Company became aware that certain of its main creditors, including UPC and its affiliates and certain holders of the UPC Polska Notes, were engaged in discussions about the restructuring of the Company's indebtedness. In the first quarter of 2003, the Company met with representatives of UPC (which through subsidiaries holds debt obligations of the Company) and certain holders of the UPC Polska Notes (other than UPC and its affiliates) to discuss a process for, and terms of, a restructuring of those obligations and notes. UPC and its advisors and the noteholders and their advisors have had substantive discussions with the Company about the terms of a possible debt restructuring. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has not entered into a definitive agreement with either UPC, its affiliates or the noteholders' regarding the terms of a debt restructuring.

        The Company has evaluated its compliance with its indentures governing the UPC Polska Notes as of the date of filing of this Quarterly Report on Form 10-Q and has determined, based on its assessment, that an Event of Default has not occurred under the related indenture. As a result, the amount related to the UPC Polska Notes of $459.9 million has been reflected as a long-term liability in the Company's financial statements as of March 31, 2003.

        The Company has experienced net losses since its formation. There is a substantial uncertainty whether UPC Polska's sources of capital, working capital and projected operating cash flow would be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next years. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. UPC Polska's ability to continue as a going concern is dependent on (i) the Company's ability to restructure the UPC Polska Notes and its loans payable to UPC and its affiliates and (ii) the Company's ability to generate the cash flows required to enable it to maintain the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. The report of the Company's independent accountant, KPMG Polska Sp. z o.o., on the Company's consolidated financial statements for the year ended December 31, 2002, includes a paragraph that states that the Company has suffered recurring losses from operations and had a negative working capital and a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is foreign exchange risk from fluctuations in the Polish zloty currency exchange rate. The Company's revenues from subscribers are in Polish zloty, while some major cost components are denominated in foreign currencies. In particular, the Company's programming commitments are denominated in US dollars or Euros. Also, the Company's loans payable to UPC Telecom and its affiliate as well as the UPC Polska and PCI Notes are expressed in U.S. dollars.

        The Company's short and long-term debt is primarily subject to a fixed rate, and therefore the Company is neither materially benefited nor materially disadvantaged by variations in interest rates.

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

        International operations constituted 100% of the Company's consolidated operating loss for the three months ended March 31, 2003. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars and Euros. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the Polish zloty against the U.S. dollar or Euro that the Company is unable to offset through price adjustments will require it to use a large portion of its revenue to service its U.S. dollar or Euro denominated obligations and contractual commitments.

        The Company estimates that a further 10% change in foreign exchange rates would impact reported operating loss by approximately $0.5 million. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar and Euro would result in a $0.5 million increase in the reported operating loss for the three months period ended March 31, 2003. This was estimated using 10% of the Company's operating losses after adjusting for unusual impairment and other items, including U.S.

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

        Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty, but since 1999 the inflation has slowed. Inflation rates were approximately 7.3% in 1999, 10.1% in 2000, 5.5% in 2001 and 1.9% in 2002. The rate of inflation for the three month period ended March 31, 2003 was approximately 0.5%. The exchange rate for the Polish zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991. For the years ended December 31, 2001 and 2002, the Polish zloty has appreciated against the U.S. dollar by approximately 3.80% and 3.70%, respectively. For the three month period ended March 31, 2003, the Polish zloty has depreciated against the U.S. dollar by approximately 5.53%. For the period of the three month period ended March 31, 2002, the Polish zloty depreciated against the U.S. dollar by approximately 3.66%. Inflation and currency exchange fluctuations may have a material adverse effect on the business, financial condition and results of operations of the Company.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        The Company's management team continues to review the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act") and the effectiveness of those disclosure controls and procedures. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q for the three months ended March 31, 2003, the Company conducted an evaluation, under the supervision of, and with the participation of, the Company's management, including the President and the Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer of the Company each concluded that the Company's disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

        There were no significant changes in the Company's internal controls or in other factors which could significantly affect the Company's internal controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or taken.

PART II    OTHER INFORMATION

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

        In its answer in the arbitration, HBO asserted counterclaims against the Company, alleging that the Company was liable for minimum guarantees under the Cable Agreement and the D-DTH Agreement, and also that the Company was liable for an increase in minimum guarantees under the D-DTH Agreement, based on the fact that UPC Polska merged its D-DTH business with Cyfra+ in December 2001. The Company responded to the counterclaims by (i) denying that it owes any sums for minimum guarantees under the Cable Agreement, in light of the MFN clause, and (ii) by denying that it owes any sums for an increase in minimum guarantees under the D-DTH Agreement, because it has not purchased an equity interest in HBO, a condition on which UPC contends the increase in minimum guarantees is predicated under the D-DTH Agreement.

        The Company intends to vigorously prosecute its claims and defend against HBO's counterclaims. The case is currently in arbitration. The parties have prepared the terms of reference which includes mapping out discovery needs, timing/briefing schedule for future motions, and hearing dates. On April 15, 2003, the Arbitration Panel confirmed a schedule for the Company's request to have the matter decided on summary judgment in which oral argument will occur on May 29, 2003. In the event the summary judgment motion is not decided in favor of the Company in whole, discovery is likely to begin shortly after the decision is received. The Company is unable to predict the outcome of the arbitration process.

RCI CLAIM

        On January 15, 2003, RCI filed a complaint in the Superior Court in New Castle County, Delaware against the Company regarding its default on the RCI Note. The demand was made for immediate payment in full of the unpaid $6.0 million principal amount of the Promissory Note together with all accrued and unpaid interest at the default rate. The litigation was formally served on January 29, 2003. On February 25, 2003, a default judgment was entered against the Company in the amount of $6,110,465.60 (representing the outstanding principal and accrued interest from January 1, 2003 through February 25, 2003) plus an unidentified amount for "all other costs of this action". The Company has not paid any amounts demanded by RCI, or filed responsive pleadings in the litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibit Listing

99.1	Certification pursuant to 18 U.S.C. Section 1350
99.2	Letter Agreement dated February 12, 2003, by and among the shareholders of Telewizyjna Korporacja Partycypacyjna S.A.
  (b)
  Reports on Form 8-K

        None

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPC POLSKA, INC.
DATE: MAY 15, 2003	By:	Simon Boyd President and Chief Executive Officer
DATE: May 15, 2003	By:	Joanna Nieckarz Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Simon Boyd, Chief Executive Officer of the registrant, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of UPC Polska, Inc.

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date: May 15, 2003

/s/ SIMON BOYD Name: Simon Boyd Title: President and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joanna Nieckarz, Chief Financial Officer of the registrant, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of UPC Polska, Inc.

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date: May 15, 2003

/s/ JOANNA NIECKARZ Name: Joanna Nieckarz Title: Chief Financial Officer

QuickLinks

UPC POLSKA, INC. FORM 10-Q INDEX FOR QUARTERLY PERIOD ENDED MARCH 31, 2003
PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.
UPC POLSKA, INC. CONSOLIDATED BALANCE SHEETS (STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS) (UNAUDITED)
UPC POLSKA, INC. CONSOLIDATED BALANCE SHEETS (STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS) (UNAUDITED)
UPC POLSKA, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (STATED IN THOUSANDS OF U.S. DOLLARS) (UNAUDITED)
UPC POLSKA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (STATED IN THOUSANDS OF U.S. DOLLARS) (UNAUDITED)
UPC POLSKA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (STATED IN THOUSANDS OF U.S. DOLLARS) (UNAUDITED)
UPC POLSKA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
  CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
  CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002