Form 10-Q
period 2003-06-30
UPC POLSKA INC
filed 2003-08-14
CIK 1041454

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
FROM THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-22877

UPC POLSKA, INC.
(DEBTOR-IN-POSSESSION AS OF JULY 7, 2003)
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation of Organization)	06-1487156 (I.R.S. Employer Identification No.)
4643 ULSTER STREET SUITE 1300 DENVER, COLORADO (Address of Principal Executive Offices)	80237 (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 770-4001

        Indicate by check ☒ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

The number of shares outstanding of UPC Polska, Inc.'s common stock as of June 30, 2003, was:

Common Stock 1,000

UPC POLSKA, INC.
FORM 10-Q INDEX
FOR QUARTERLY PERIOD ENDED JUNE 30, 2003

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UPC POLSKA, INC.
CONSOLIDATED BALANCE SHEETS
(STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

ASSETS

	JUNE 30, 2003	DECEMBER 31, 2002
Current assets:
Cash and cash equivalents	$101,708	$105,646
Restricted cash (note 2)	15,685	—
Trade accounts receivable, net of allowance for doubtful accounts of $2,758 in 2003 and $2,878 in 2002	8,206	7,742
VAT receivable	592	1,359
Prepayments	680	530
Due from the Company's affiliates	1,694	4,013
Other current assets	193	200

Total current assets	128,758	119,490

Property, plant and equipment:
Cable system assets	177,587	178,634
Construction in progress	1,838	840
Vehicles	1,894	2,230
Office, furniture and equipment	14,685	13,822
Other	9,928	10,044

	205,932	205,570
Less accumulated depreciation	(97,167)	(84,822)

Net property, plant and equipment	108,765	120,748
Inventories	3,110	3,355
Intangible assets, net (note 5)	1,007	1,608
Investments in affiliated companies	3,277	3,277

	$116,159	$128,988

Total assets	$244,917	$248,478

See accompanying notes to unaudited consolidated financial statements.

UPC POLSKA, INC.
CONSOLIDATED BALANCE SHEETS
(STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

LIABILITIES AND STOCKHOLDER'S DEFICIT

	JUNE 30, 2003	DECEMBER 31, 2002
Current liabilities:
Accounts payable and accrued expenses	$27,905	$24,582
Due to UPC and its affiliates (note 6)	7,025	3,663
Accrued interest	237	237
Deferred revenue	4,878	4,575
Notes payable and accrued interest to UPC and its affiliates (notes 2 and 6)	480,986	458,374
Current portion of long term notes payable (notes 2, 6 and 8)	496,338	20,509

Total current liabilities	1,017,369	511,940

Long-term liabilities:
Notes payable (notes 2 and 8)	—	444,767

Total liabilities	1,017,369	956,707

Commitments and contingencies (note 7)
Stockholder's deficit:
Common stock, $.01 par value; 1,000 shares authorized, issued
and outstanding as of June 30, 2003 and December 31, 2002	—	—
Paid-in capital	933,151	933,151
Accumulated other comprehensive loss	(8,603)	(6,671)
Accumulated deficit	(1,697,000)	(1,634,709)

Total stockholder's deficit	(772,452)	(708,229)

Total liabilities and stockholder's deficit	$244,917	$248,478

See accompanying notes to unaudited consolidated financial statements.

UPC POLSKA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(STATED IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Revenues (note 6)	$21,471	$20,654	$42,319	$40,637
Operating expenses:
Direct operating expenses (note 6)	7,891	10,397	18,642	20,743
Selling, general and administrative expenses (note 6)	7,039	7,544	12,442	14,405
Depreciation and amortization	7,508	7,403	14,656	14,553
Estimated losses from litigation and claims (note 7)	8,000	—	8,000	—

Total operating expenses	30,438	25,344	53,740	49,701

Operating loss	(8,967)	(4,690)	(11,421)	(9,064)
Interest and investment income, third party	386	1,296	3,118	2,210
Interest expense, third party	(16,153)	(15,013)	(31,901)	(29,024)
Interest expense, UPC and its affiliates (note 6)	(11,368)	(11,761)	(22,612)	(23,840)
Share in results of affiliated companies	—	(10,821)	—	(18,387)
Foreign exchange gain, net	4,618	13,224	58	7,064
Non-operating income/(expense), net	(1)	(291)	521	(406)

Loss before income taxes	(31,485)	(28,056)	(62,237)	(71,447)
Income tax expense	—	(23)	(54)	(89)

Net loss before cumulative effect of accounting change	(31,485)	(28,079)	(62,291)	(71,536)
Cumulative effect of accounting change, net of taxes	—	—	—	(370,966)
Net loss applicable to holders of common stock	$(31,485)	$(28,079)	$(62,291)	$(442,502)

See accompanying notes to unaudited consolidated financial statements.

UPC POLSKA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(STATED IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Net loss	$(31,485)	$(28,079)	$(62,291)	$(442,502)
Other comprehensive income/(loss):
Translation adjustment	(440)	8,819	(1,932)	(5,858)

Comprehensive loss	$(31,925)	$(19,260)	$(64,223)	$(448,360)

See accompanying notes to unaudited consolidated financial statements.

UPC POLSKA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30, 2003	SIX MONTHS ENDED JUNE 30, 2002
Cash flows from operating activities:
Net loss	$(62,291)	$(442,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,656	14,553
Amortization of notes payable discount and issue costs	31,063	26,853
Share in results of affiliated companies	—	18,387
Gain on disposal of property, plant and equipment	(81)	—
Cumulative effect of accounting change, net of income taxes	—	370,966
Unrealized foreign exchange (gains)/losses	580	(6,214)
Other	(192)	49
Changes in operating assets and liabilities:
Restricted cash	(15,685)	25,989
Trade accounts receivable	(586)	3,832
Other current assets	678	70
Accounts payable and accrued expenses	3,500	(25,449)
Due to TKP	—	(25,989)
Deferred revenue	375	506
Interest payable to UPC and its affiliates	22,612	23,839
Due to UPC and its affiliates	2,319	8,996
Due from UPC and its affiliates	468	5,379

Net cash used in operating activities	(2,584)	(735)

Cash flows from investing activities:
Construction and purchase of property, plant and equipment	(4,149)	(2,438)
Purchase of intangible assets	(154)	(29)
Proceeds from sale of fixed assets	3,022	—
Purchase of minority interest adjustment	—	659

Net cash used in investing activities	(1,281)	(1,808)

Cash flows from financing activities:
Repayment of loans from UPC and its affiliates	—	(4,150)
Repayment of notes payable	—	(7,204)

Net cash used in financing activities	—	(11,354)

Net decrease in cash and cash equivalents	(3,865)	(13,897)
Effect of exchange rates on cash and cash equivalents	(73)	9,102
Cash and cash equivalents at beginning of period	105,646	114,936

Cash and cash equivalents at end of period	$101,708	$110,141

Supplemental cash flow information:
Cash paid for interest	$748	$1,366

Cash paid for income taxes	$54	$45

See accompanying notes to unaudited consolidated financial statements.

UPC POLSKA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND THE SIX MONTHS ENDED JUNE 30, 2003

(UNAUDITED)

1.     GENERAL

        UPC Polska, Inc. (previously @Entertainment, Inc.) is a Delaware corporation which was established in May 1997. UPC Polska, Inc. succeeded Poland Communications, Inc. ("PCI") as the group holding company to facilitate an initial public offering of stock in the United States and internationally (the "IPO"). PCI was founded in 1990 by David T. Chase, a Polish-born investor. On August 6, 1999, United Pan-Europe Communications N.V. ("UPC") acquired all of the outstanding shares of UPC Polska, Inc. Until December 2, 2002, UPC Polska, Inc. was wholly owned by UPC. On December 2, 2002, UPC transferred all issued shares in the capital of UPC Polska, Inc. to UPC's wholly owned subsidiary, UPC Telecom B.V. ("UPC Telecom"). UPC also assigned to UPC Telecom all of the UPC Polska Senior Discount Notes due 2009, UPC Polska Series C Discount Notes due 2008 and UPC Polska Senior Notes due 2008 (collectively, the "UPC Polska Notes"), previously owned by UPC, and all rights and obligations arising from loan agreements between UPC Polska Inc. and UPC. References to "UPC" mean United Pan-Europe Communications N.V. References to "UPC Telecom" mean UPC Telecom B.V. References to the "Company" or "UPC Polska" mean UPC Polska, Inc.

2.     GOING CONCERN AND LIQUIDITY RISKS

        These unaudited consolidated financial statements have been prepared on a going concern basis. Due to the large capital investment required for the construction and acquisition of the cable networks, acquisition of programming rights and the administrative costs associated with commencing D-DTH and programming operations, the Company has incurred substantial debt and significant operating losses since inception. There is a substantial uncertainty whether UPC Polska's sources of capital, working capital and projected operating cash flow would be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next years. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. UPC Polska's ability to continue as a going concern is dependent on (i) the Company's ability to restructure its outstanding indebtedness to third parties and affiliates and (ii) the Company's ability to generate the cash flows required to enable it to maintain the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. The report of the Company's independent accountant, KPMG Polska Sp. z o.o., on the Company's consolidated financial statements for the year ended December 31, 2002, includes a paragraph that states that the Company has suffered recurring losses from operations and has a negative working capital and a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern.

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

THE PLAN OF REORGANIZATION

        In order to address financial issues facing the Company, on July 7, 2003, the Company filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the "U.S. Bankruptcy Code"), and on July 8, 2003, the Company filed a pre-negotiated plan of reorganization ("Plan of Reorganization"), with the United States Bankruptcy Court for the Southern District of New York (the "U.S. Bankruptcy Court") (Case No. 03-14358) and on July 28, 2003, the

Company filed a disclosure statement ("Disclosure Statement") with the U.S Bankruptcy Court. The Plan of Reorganization was filed jointly by the Company and the UPC Telecom's subsidiary UPC Polska Finance, Inc. ("Polska Finance"). During the pendency of the bankruptcy proceedings, the Company remains in possession of its properties and assets and the management of the Company continues to operate the business of the Company as debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate the business of the Company, but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.

        The Plan of Reorganization contemplates a restructuring of the Company's balance sheet, including the following principal terms:

  •
  third party holders of the UPC Polska Notes (excluding UPC Telecom) will receive $80.0 million in cash and $60.0 million in new 9.0% Senior Notes due 2006 (the "New Senior Notes") co-issued by the Company and Polska Finance, in exchange for the outstanding UPC Polska Notes held by such persons;

  •
  UPC Telecom and two other subsidiaries of UPC, Belmarken Holding B.V., ("Belmarken") and UPC Operations B.V. will receive $15.0 million in cash and 100% of the newly issued common stock of reorganized UPC Polska, Inc. in exchange for the cancellation of all of the loans and affiliated debt of UPC Polska and all of the UPC Polska Notes held by UPC Telecom; and

  •
  holders of all allowed general unsecured claims, including Reece Communications, Inc. ("RCI"), as holder of a $6.0 million principal amount of note issued by UPC Polska (the "RCI Note") will receive the amount of cash and New Senior Notes per $1,000 claim amount of each allowed general unsecured claim against the Company which is equal to the amount of cash and New Senior Notes per $1,000 claim amount payable to holders of UPC Polska Notes (other than the UPC Telecom owned UPC Polska Notes).

        Consummation of the Plan of Reorganization is subject to various conditions.

        Upon completion of the proposed recapitalization of the Company, the New Senior Notes are expected to be the only long-term debt of the Company.

        As a result of the Company's filing for relief under Chapter 11, all the Company's outstanding debt became due and payable. The Company is entitled to various protections under the U.S. Bankruptcy Code, including an automatic stay, which subject to certain exceptions, prohibits creditors from taking actions to collect or enforce claims against the Company during the pendency of the Chapter 11 proceedings.

        For more information about the Plan of Reorganization and restructuring of UPC Polska, please see the Disclosure Statement which was filed as an exhibit to the Company's Form 8-K, dated July 28, 2003.

        The accompanying pre-petition consolidated financial statements as of and for the period ended June 30, 2003 have been prepared on a going concern basis. As a result of entering into the Chapter 11 proceedings on July 7, 2003, the Company's consolidated financial statements during the restructuring process will be prepared in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and the Company will continue to apply generally accepted accounting principles as a going concern which assumes the realization of assets and the payment of liabilities in the ordinary course of business. SOP 90-7 requires that pre-petition liabilities that are subject to compromise be adjusted to amounts expected to be allowed as claims in the Chapter 11 case and segregated in the Company's balance sheet as "Liabilities

Subject to Compromise". This SOP also requires that interest expense be reported only to the extent that it will be paid during the bankruptcy proceedings or to the extent that it is an allowed claim. In addition, revenues, expenses, realized gains and losses, and provisions for losses resulting from the restructuring will be reported separately as reorganization items in the statements of operations.

AGREEMENT FOR RESTRUCTURING

        In the fourth fiscal quarter of 2002, certain of the Company's main creditors, including UPC and its affiliates, UPC Telecom and Belmarken, and certain other holders of the UPC Polska Notes, engaged in discussions about the restructuring of the Company's indebtedness. In early 2003, the Company directly and through its advisors started discussions with representatives of, among others, UPC Telecom, Belmarken and a group of holders of the UPC Polska Notes regarding the terms of the restructuring.

        Continuing into the second fiscal quarter of 2003, the Company held further discussions with representatives of UPC Telecom, Belmarken and certain holders of the UPC Polska Notes about the process for, and the terms of, a recapitalization of the Company and a restructuring of the Company's indebtedness. These discussions culminated in the execution, on June 19, 2003, of a restructuring agreement (the "Restructuring Agreement"), which was extended to an additional creditor on July 2, 2003. The Restructuring Agreement provides for a restructuring substantially on the same terms contained in the Plan of Reorganization.

        In the Restructuring Agreement, the parties agreed to implement the proposed restructuring through a plan of reorganization under Chapter 11. UPC Telecom and Belmarken and the participating noteholders also agreed subject to terms and conditions of a Restructuring Agreement, to vote their claims in favor of the Plan of Reorganization. As of the date of this filing, the participating noteholders (excluding UPC Telecom) represented approximately 75% of all outstanding UPC Polska Notes held by third parties that are not affiliates of the Company (approximately 17% of all outstanding UPC Polska Notes are held by UPC Telecom).

        The restructuring contemplated by the Restructuring Agreement is subject to various closing conditions.

SUMMARY OF STATUS OF THE RESTRUCTURING

        As of the date of filing of this Quarterly Report on Form 10-Q, the restructuring has not been completed, nor has the Plan of Reorganization been confirmed by the U.S. Bankruptcy Court. The Company presently expects that the Plan of Reorganization will become effective and the restructuring will be completed by the end of 2003.

        If the Company is not able to complete the restructuring contemplated by the Plan of Reorganization, the Company might be required to liquidate or take other restructuring actions. These may have a greater adverse effect on the Company's financial condition and results of operations and the value of its debt than the restructuring contemplated by the Plan of Reorganization.

        BACKGROUND TO RESTRUCTURING

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

        Even after the disposal of its D-DTH and programming businesses, the Company faced substantial financial issues. The Company had substantial payment obligations on its third party and affiliated company debt commencing in 2004, as well as significant commitments under operating leases and programming rights. Under the contractual terms of the UPC Polska Notes, interest payments aggregate to approximately $50.8 million per annum in 2004 and approximately $69.2 million per annum in 2005 and thereafter. At June 30, 2003, the unpaid accrued and capitalized interest owing to UPC Telecom and Belmarken aggregated to $140.4 million.

        In prior years, UPC and Belmarken permitted the Company to defer payment of interest due from the Company. In addition, UPC Telecom and Belmarken have agreed to permit such deferral until the earlier of (A) April 1, 2004 or (B) the occurrence of any other event of default under any of the Company's loans from UPC Telecom or Belmarken, or any acceleration of debts in excess of $15.0 million under any agreement evidencing debt of the Company. Under the Indentures governing the UPC Polska Notes and the agreements governing the loans payable to UPC Telecom and Belmarken, the Company's filing of a voluntary petition for relief under Chapter 11 on July 7, 2003 created an event of default. Consequently, waivers received from UPC Telecom and Belmarken expired on July 7, 2003. Due to this fact, the entire indebtedness of the Company, has been classified as a short-term liability as of June 30, 2003.

        In February 2003, PCI elected to satisfy and discharge the Poland Communications Notes ("PCI Notes") in accordance with the Indenture governing PCI Notes (the "PCI Indenture"). On March 19, 2003, the Company deposited with the PCI Indenture trustee $15.8 million, an amount to be held in trust and sufficient to pay and discharge the entire indebtedness of the PCI Notes plus accrued interest at maturity (November 1, 2003). Since PCI is not a party to the Plan of Reorganization, PCI's obligation to pay the PCI Notes as described above are not affected by the Chapter 11 case. On the Company's consolidated balance sheet as of June 30, 2003, restricted cash of $15.7 million includes $15.1 million held in an escrow account with the PCI Indenture trustee. As a result of the discharge of the PCI Notes, PCI has been released from its covenants contained in the PCI Indenture. The remaining part of restricted cash is a deposit held as a collateral for guarantee for the rent of the Company's office space.

        The RCI Note bears interest of 7% per annum and matures in August 2003. UPC is the guarantor of the note. Since an event of default occurred under UPC's indentures, which was not cured or waived within the applicable grace period, a cross-default occurred under the RCI Note. As a result, RCI had the right to receive interest at the default rate of 12% per annum and to accelerate the repayment of the RCI Note. On January 15, 2003, RCI filed a complaint in the Superior Court in New Castle County, Delaware against the Company regarding its default on the RCI Note. The demand was made for immediate payment in full of the unpaid $6.0 million principal amount of the RCI Note together with all accrued and unpaid interest at the default rate. The litigation was formally served on January 29, 2003. On February 25, 2003, a default judgment was entered against the Company in the amount of $6,110,465.60 (representing the outstanding principal and accrued interest from January 1, 2003 through February 25, 2003) plus an unidentified amount for "all other costs of this action". The Company has not paid any amounts demanded by RCI, or filed responsive pleadings in the litigation. RCI started at the end of June 2003 a procedure in the District Court of Warsaw to enforce the default judgment. Since UPC Polska filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, this procedure is covered by an automatic stay and the judgment will be covered by the Chapter 11 process.

        The Company, since its acquisition by UPC, has relied completely on funding from its shareholder UPC and UPC's affiliates. The Company believes it will not be able to obtain significant funding from UPC in the foreseeable future. UPC has reviewed its funding requirements and possible lack of access to debt and equity capital in the near term and has modified its business and funding strategies. As a result of its financial circumstances, on December 3, 2002, UPC filed a petition for the relief under Chapter 11 of the U.S. Bankruptcy Code and a petition for a moratorium on payment and for a plan of compulsory composition (Akkoord) under Dutch Bankruptcy law. The Company understands that UPC expects the restructuring contemplated by the Chapter 11 and Akkoord plans to be completed promptly after applicable appeal periods and procedures have been completed. However, the Chapter 11 and Akkoord proceedings are not yet final. An appeal has been made to the Dutch Supreme Court in respect of the Akkoord, and consummation of the restructuring contemplated by the Chapter 11 and Akkoord plans is subject to various conditions. Accordingly, the Company cannot make any assurance that these conditions will be satisfied or that UPC's restructuring will be consummated.

        Although the Company had anticipated being able to rely on UPC to meet its payment obligations, given UPC's liquidity concerns and funding limitations, the Company is not certain that it will receive the necessary (or any) financing from UPC, even if UPC's restructuring is consummated. Accordingly, in order to continue its operations, the Company believes it needs to restructure its outstanding indebtedness to UPC Telecom, Belmarken, RCI and the holders of the UPC Polska Notes. If the Company is unable to successfully restructure its debt in accordance with the Plan of Reorganization or rely on UPC for financial support, it will have to meet its payment obligations with cash on hand, funds obtained from public or private debt and bank financing or any combination thereof, or to consider liquidation or other restructuring actions. However, the Company has limited sources of funding available to it outside of its operating cash flows.

3.     MERGER OF D-DTH BUSINESS

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

        In connection with the requirements of the Definitive Agreements, the Company was required to fund 30.0 million Euros ($26.8 million as of December 31, 2001) to TKP. On February 1, 2002, the Company and Canal+ completed all Polish legal formalities in connection with the transaction. On the same day, the Company funded TKP with 30.0 million Euros (approximately $26.0 million as of February 1, 2002) in the form of a shareholder loan ("JV loan") and registered its 25% investment in

TKP with the Commercial Court in Poland. The Company included the value of the JV loan in its valuation of the fair value of its 25% investment in TKP. The Company valued its 25% ownership interest at fair market value as of the acquisition date (December 7, 2001) at 30.0 million Euros (approximately $26.8 million as of December 31, 2001). The Company accounts for this investment using the equity method. As a result of the recognition of the Company's share in TKP's losses the book value of this investment was zero as of June 30, 2003.

        On February 12, 2003, the Company and Canal+ agreed to certain changes to their agreements governing TKP, including a change to TKP's capitalization and the manner in which proceeds from any sale of TKP would be distributed among its shareholders, to retain the original economic structure of the shareholders' investments, following the capitalization. The Company and Canal+ agreed that upon the sale of their investment in TKP the sales proceeds will be distributed in the following proportion:

  •
  if the proceeds are less than or equal to 270.0 million Euros, PTC will receive an amount corresponding to 30/270 of the proceeds (11.1%), and

  •
  if the proceeds are higher than 270.0 million Euros, the excess over 270.0 million Euros will be distributed between PTC and Canal+ and its affiliate on a pro rata basis corresponding to their shareholding. Thus, PTC will receive 11.1% of the proceeds up to 270.0 million Euros and 25% of the excess of the proceeds over 270.0 million Euros.

        On February 27, 2003, the JV loan was repaid to the Company in the principal amount of 30.0 million Euros ($32.3 million as of February 27, 2003) and that amount was subsequently contributed by the Company to TKP's paid-in capital, following the shareholders' resolution to increase the share capital of TKP. The Company acquired 60,000 registered series C shares at the issue price of 500 Euros each. Canal+ and PolCom Invest S.A., an affiliate of Canal+, contributed together 90.0 million Euros into paid-in capital on the same date. After the contribution, PTC continued to hold 25% of TKP's shares. As the loan granted to TKP of 30.0 million Euros was included in the fair market value of the investment in TKP as of December 7, 2001, the above transactions (repayment of the loan to the Company by TKP and further capital contribution of 30.0 million Euros) have no influence on the valuation of the investment in TKP. In June 2003, TKP paid interest on the repaid principal of the loan in the amount of $2.3 million.

4.     BASIS OF PRESENTATION

BASIS OF PRESENTATION

        The information furnished by the Company has been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to these rules and regulations. The Company maintains its books of accounts in Poland, the Netherlands and in the United States of America in accordance with local accounting standards in the respective countries. These financial statements include all adjustments to the Company's statutory books to present these statements in accordance with U.S. GAAP. The consolidated financial statements include the financial statements of UPC Polska, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited, but in the opinion of management, reflect all adjustments which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim period and the Company's financial position as of June 30, 2003. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC (the "2002 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

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

        Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statements to conform to the unaudited consolidated financial statement presentation for the three and six months ended June 30, 2003.

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of UPC Polska, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

NEW ACCOUNTING PRINCIPLES

        On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to address (1) decisions reached by the Derivatives Implementation Group, (2) developments in other Board projects that address financial instruments, and (3) implementation issues related to the definition of a derivative. SFAS 149 has multiple effective date provisions depending on the nature of the amendment to Statement 133, and the Company is currently considering its potential effect on the financial statements.

        On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt the provisions of the Statement on July 1, 2003. The Company believes that the adoption of SFAS 150 will not have a material impact on its financial position and results of operations.

5.     INTANGIBLE ASSETS

        On January 1, 2002 the Company adopted SFAS 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is performed at the reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

        As a result of the Company's impairment test completed in the fourth quarter of 2002, the Company recorded a goodwill impairment charge of $371.0 million, net of income taxes of zero as a cumulative effect of accounting change. As a result of the adoption of SFAS 142, the net book value of goodwill as at June 30, 2003 and December 31, 2002 is zero.

        The Company's amortized intangible assets consist of software licenses in the net amount of $1.0 million as of June 30, 2003. As of June 30, 2003 the gross carrying value and accumulated depreciation amounted to $4.2 million and $3.2 million, respectively.

6.     RELATED PARTY TRANSACTIONS

        During the ordinary course of business, the Company enters into transactions with related parties. The principal related party transactions are described below.

CALL CENTER REVENUE

        During 2002, the Company provided certain call center services to TKP in connection with Canal+ merger transaction. The total revenue from these services amounted to $938,000 and $1,856,000 for the three and six months ended June 30, 2002, respectively. These call center services were terminated in the second quarter of 2002.

OTHER REVENUE

        Commencing April 2002, the Company has provided certain IT services relating to a subscriber's management system to other Central European affiliates of UPC. The total revenue from these services amounted to $109,000 and $226,000 for the three and six months ended June 30, 2003, respectively, as compared to $281,000 for both the three and six months ended June 30, 2002.

        Commencing March 2003, the Company has provided certain marketing services related to internet market research to an affiliate of UPC. The total revenue from these services amounted to $392,000 and $431,000 for the three and six months ended June 30, 2003, respectively.

        Additionally, during the three month period ended June 30, 2002, the Company has provided to TKP certain IT services for D-DTH subscriber data migration to TKP's D-DTH platform. The total revenue from these services amounted to $221,000 for the three and the six months ended June 30, 2002. These revenues were generated only during the three months ended June 30, 2002 and no additional services were provided to TKP to generate such revenue for the remainder of 2002 and the year 2003.

DIRECT OPERATING EXPENSES CHARGED BY AFFILIATES

        Certain of the Company's affiliates have provided programming to the Company. The Company incurred programming fees from these affiliates of $790,000 and $1,404,000 for the three and six months ended June 30, 2003, respectively, as compared to $622,000 and $1,471,000 for the three and six months ended June 30, 2002, respectively.

        The Company was also provided with Canal+ Multiplex programming by TKP. The total cost related to this service amounted to $205,000 and $403,000 for the three and six months ended June 30, 2003, respectively, as compared to $139,000 and $168,000 for the three and six months ended June 30, 2002, respectively.

        The Company has incurred direct costs related to internet services from its affiliates amounting to $609,000 and $1,132,000 for the three and six months ended June 30, 2003, respectively, as compared to $374,000 and $700,000 for the three and six months ended June 30, 2002, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        UPC and its affiliates provide the Company with services such as legal services, negotiation of contracts with programmers, financial reporting assistance, investor relations, corporate communications, information technology, equipment procurement and facilities. UPC allocates to the Company a proportionate share of such costs for these services based on the Company's revenues. Taking into account the relative size of its operating companies and their estimated use of UPC resources, the allocation may be adjusted in the future. During the three and the six months ended June 30, 2003, UPC charged the Company $701,000 and $1,364,000, respectively, as compared to $1,397,000 and $2,742,000 for the three and the six months ended June 30, 2002, respectively, for those services. The above charges are shown as a component of selling, general and administration expenses in the consolidated statements of operations.

        Commencing June 2003, the Company has been charged by UPC and its affiliate with legal costs related to the HBO litigation (see also note 7 Commitments and Contingenices—Litigation and Claims). During the three months ended June 30, 2003 those costs amounted to $300,000.

NOTES PAYABLE TO UPC AND ITS AFFILATES

        The Company was indebted to UPC and its affiliates in the following amounts:

	As of June 30, 2003	As of December 31, 2002	Interest Rate %	Contractual Repayment Terms	Lender
	(in thousands)
Master Loan	$257,416	$243,926	11%	by July 30, 2009	UPC Telecom B.V.
Subordinated Master Loan	207,802	199,506	11%	by July 30, 2009	UPC Telecom B.V.
Qualified Loan	15,768	14,942	11%	by May 25, 2007	Belmarken Holding B.V

Total	$480,986	$458,374

        During the three and the six months ended June 30, 2003, the Company incurred interest expense in relation to the loans payable to UPC Telecom and its affiliate of $11,368,000 and $22,612,000, respectively, as compared to $11,761,000 and $23,840,000 for the three and the six months ended June 30, 2002, respectively.

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

7.     COMMITMENTS AND CONTINGENCIES

BUILDING LEASES

        The Company leases several offices and warehouses within Poland under cancelable operating leases. The future non-cancelable lease payments as of June 30, 2003 amounted to approximately $6,241,000 including $1,800,000 payable in 2003.

CONDUIT LEASES

        The Company also leases space within various telephone duct systems from the Polish National Telephone Company ("TPSA") under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months notice without cause. All of the agreements provide that TPSA is the manager of the telephone duct system and will lease space within the ducts to the Company for installation of cable and equipment for the cable television systems. The lease agreements provide for monthly lease payments that are adjusted quarterly or annually, except for the Gdansk lease agreement which provides for an annual adjustment after the sixth year and then remains fixed through the tenth year of the lease.

        Minimum future lease commitments for the aforementioned conduit leases relate to 2003 and 2004 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximate $1,004,000 as of June 30, 2003.

PROGRAMMING COMMITMENTS

        The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms, which range from one to twenty years and require that the license fees be paid either at a fixed amount (guaranteed minimum) payable at the time of execution or based upon an actual number of subscribers connected to the system each month. As of June 30, 2003, the Company had an aggregate minimum commitment in relation to fixed obligations resulting from these agreements of approximately $34,733,000 over the next sixteen years, approximating $2,859,000 in 2003, $6,024,000 in 2004, $4,206,000 in 2005, $1,085,000 in 2006, $1,102,000 in 2007 and $19,457,000 in 2008 and thereafter. In addition, the Company has a variable obligation in relation to these agreements, which is based on the actual number of subscribers in the month for which the fee is due.

        In connection with the Canal+ merger, TKP assumed the programming rights and obligations directly related to the Company's D-DTH business and assumed the Company's guarantees relating to the Company's D-DTH business. Pursuant to the Definitive Agreements for the Canal+ merger, the Company remains contingently liable for the performance under those assigned contracts. As of June 30, 2003, management estimates its potential exposure under these assigned contracts to be approximately $18,659,000.

GUARANTEES AND INDEMNITIES

        The Company from time to time issues guarantees and indemnities in favor of other persons. In connection with the Canal+ merger, the Company made:

  •
  certain representations, warranties and indemnities regarding the assets being contributed by the Company to TKP which are customary in similar purchase and sale transactions,

  •
  an indemnity for certain losses suffered by TKP as a result of increases in the pricing of a contract with HBO Poland Partners and its affiliates transferred from the Company to TKP in so far as the Company and its relevant subsidiaries do not satisfy any judgment brought directly against them, and

  •
  an indemnity for losses suffered by TKP if TKP received less than a specified amount on a receivable transferred to TKP by the Company.

        The Company is liable under the representations, warranties and indemnities for claims relating to tax, social security or custom matters for contributed companies (Wizja TV Sp. z o.o. and UPC Broadcast Center Ltd.) to TKP. The liability expires prior to the end of the 30-day period after the expiration of the relevant statue of limitations.

        The Company is liable on certain programming contracts relating to the contributed assets, the benefits of which were transferred or made available to TKP by the Company. To the extent the Company has not been released from these contracts, it will be liable for performance in the event TKP fails to perform. The Company estimates its maximum potential liability on these contracts to be $18.7 million. The Company has not recorded the amount of these contingent obligations in its financial statements. There are no recourse provisions relating to any of the contingent obligations that would enable the Company to recover from third parties any amounts it is required to pay on the contingent obligations.

        The Company is liable for collection of a specific receivable taken over by TKP. The Company is required to compensate to TKP any shortfall if the collected amount on this receivable is less than PLN 2.9 million (approximately $0.7 million as of June 30, 2003).

REGULATORY FRAMEWORK

        On January 1, 2003, an amendment to the Polish Copyright Law came into force, which removed a statutory license for cable operators to use the content of various providers. Until that date, the statutory license was used by all cable operators in Poland to retransmit domestic and foreign free-to-air ("FTA") channels without formal agreements with the broadcasters, primarily Polish channels (e.g., TVP, Polsat, TVN) and a number of foreign FTAs (e.g., German channels).

        The removal of the statutory license required cable operators to enter into formal agreements with all broadcasters and copyright associations by January 1, 2003. Such copyright associations include

ZASP and ZAiKS, with which the Company previously had entered into licensing agreements. Given the very short timeframe within which the statutory license was removed, the Company remains in the process of negotiating and signing contracts with broadcasters. Anticipating the amendment to the Polish Copyright Law, in December 2002, the Company approached the predominantly German and French FTAs, seeking their consent for the cable distribution, free of charge, of their channels in Poland. A significant number of the broadcasters responded that no authorization in the future would be granted without payment of license fees. Some of the broadcasters have reserved the right to claim remuneration for past distribution of their channels. Temporary permission for transmission from key Polish FTAs was granted to Cable Association members, including a subsidiary of the Company, just before the January 1, 2003 effective date. After January 1, 2003, when the provisions removing the statutory license came into effect, approximately 28 channels were removed from the Company's channel line-ups. On July 25, 2003, the Lower Chamber of the Polish Parliament voted in favor of a further amendment to the Polish Copyright Law, which if enacted into law would restore a statutory license for cable operators to use the content of various providers. Should this amendment be adopted by the Upper Chamber of the Polish Parliament and approved by the President, cable operators in Poland would regain the authorization to retransmit domestic, and foreign FTA channels without formal agreements with the broadcasters, though they would still be obliged to pay license fees to such FTAs in an unspecified amount. This authorization if enacted into law would be valid until Poland joins the European Union in May 2004.

        After January 1, 2003, the Company terminated its license agreements with copyright collective associations ZAiKS and ZASP on the basis that under the amended Copyright Law, these associations are not authorized to collect remuneration fees for cable retransmission. ZASP and certain other associations are negotiating a general agreement with the Polish Cable Association, whose membership includes a subsidiary of the Company. The intention of the Polish Cable Association is that the total royalties due to all copyright collective associations (including those not participating in the negotiations) should not exceed 1.5% of cable subscription revenue, and an appropriate portion of this 1.5% should be adopted by the parties as the maximum rate under a new arrangement with ZASP and certain other associations. ZAiKS has not participated in these negotiations, and has demanded that the Company enter into a license agreement and pay royalties amounting to 3.5% of cable subscription revenue, as was the case under the terminated agreement. ZAiKS is not legally obligated to enter into negotiations with the Polish Cable Association and does not have to accept the arrangements of other associations concerning the maximum rate, and it retains the right to bring a lawsuit for unpaid royalties.

        The Company has brought a claim to the Copyrights Commission in the Polish Ministry of Culture for the settlement of the conditions of a new license arrangement with ZAiKS, with a request that the license fee be set at 0.3% of cable subscription revenue (instead of 3.5% of cable subscription revenue, as approved by the Minister of Culture in the remuneration tables for ZAiKS). Should the amendment to the Polish Copyright Law restoring the statutory license be enacted into law, the proceedings before the Copyrights Commission might be suspended or discontinued. The Polish Copyrights Commission is the administrative body with statutory power to settle disputes concerning the remuneration tables as well as disputes related to conclusion of license arrangements between copyright associations and users of copyrights and neighboring rights. Additionally, on July 2, 2003, the Polish Cable Association on behalf of all cable operators in Poland (including the Company) brought an appeal to the National Administrative Court against the recent decision of the Minister of Culture approving the remuneration tables for ZAiKS at 3.5% of cable subscription revenues. These proceedings are independent from one another.

        After January 1, 2003, certain other Polish copyright associations have also approached the Company demanding the negotiation of separate license agreements and payment of additional license fees. The Company has not entered into licensing agreements with these associations.

LITIGATION AND CLAIMS

HBO ARBITRATION

        The Company is involved in a dispute with HBO Communications (UK) Ltd., Polska Programming B.V. and HBO Poland Partners (collectively "HBO") concerning its cable carriage agreement ("Cable Agreement") and its D-DTH carriage agreement ("D-DTH Agreement") for the HBO premium movie channel. With respect to the Cable Agreement, on April 25, 2002, the Company commenced an arbitration proceeding before the International Chamber of Commerce, claiming that HBO was in breach of the "most favored nations" clause thereunder ("MFN") by providing programming to other cable operators in the relevant territory on terms that are more favorable than those offered to the Company. Specifically, the Company contends that the "Service Fee" under the Cable Agreement should not include any minimum guarantees because such minimum guarantees are not required of other cable operators in the relevant territory.

        In its answer in the arbitration, HBO asserted counterclaims against the Company, alleging that the Company was liable for minimum guarantees under the Cable Agreement, and also that the Company was liable for an increase in minimum guarantees under the D-DTH Agreement, based on the fact that the Company merged its D-DTH business with Cyfra+ in December 2001. The Company responded to the counterclaims by (i) denying that it owes any sums for minimum guarantees under the Cable Agreement, in light of the MFN clause, and (ii) denying that it owes any sums for an increase in minimum guarantees under the D-DTH Agreement, because it has not purchased an equity interest in HBO, a condition on which the Company contends the increase in minimum guarantees is predicated under the D-DTH Agreement.

        The Company intends to vigorously prosecute its claims and defend against HBO's counterclaims. The case is currently in arbitration. The Company has prepared the terms of reference, which include a mapping out of discovery needs, a timing/briefing schedule for future motions, and hearing dates. On April 15, 2003, the Arbitration Panel confirmed a schedule for the Company's request to have the matter decided on summary judgment. The oral argument occurred on May 29, 2003. The summary judgment motion was denied. The case is proceeding with discovery ensuing over the course of the summer and submissions (such as witness statements, pretrial briefs and joint exhibits) due in October 2003. The evidentiary hearings are scheduled to occur in November 2003. The Company is unable to predict the outcome of the arbitration process. On July 8, 2003, the Bankruptcy Court granted relief from the automatic stay imposed under section 362 of the Bankruptcy Code to allow the HBO Arbitration to continue in the ordinary course, up to and including entry of an adverse judgment. The Company need not seek any stay relief to enforce any favorable judgment. However, HBO may not enforce any judgment in its favor against UPC Polska and any such judgment against UPC Polska remains subject to the automatic stay. However, HBO could enforce any such judgment against UPC Polska's subsidiaries which are party to the arbitration, but which are not party to or protected by UPC Polska's Chapter 11 proceeding.

ZASP (Copyrights Association)

        ZASP brought a claim against a subsidiary of UPC Polska in the Warsaw District Court on April 9, 2002. The claim concerns the payments of copyright and neighboring rights for using artistic performances (actors, directors) in cable TV transmission. UPC Polska's subsidiary responded to the court that artistic performances are not entitled to any remuneration on the reemission field and therefore the claim is without merit. Based on ZASP's request, the court ordered UPC Polska's subsidiary to disclose information concerning gross revenues accruing to it for the period June 1, 1998 to June 30, 2002. UPC Polska's subsidiary appealed the District Court Decision on July 2, 2002 based on the same argument as in its response to the claim.

        On January 17, 2003 the Appeal Court rejected UPC Polska's subsidiary's appeal and supported the order of the District Court. The Company submitted to the Court information concerning gross revenues accruing to it from June 1, 1998 to June 30, 2002. On January 23, 2003 UPC Polska's subsidiary brought an additional letter to the Court requesting it to reject ZASP's claim due to the lack of civil court jurisdiction. On July 2, 2003 the first hearing took place, during which ZASP asserted the value of its claim as approximately $750,000. The next hearing date has not been scheduled by the court. The Company will defend itself vigorously against the claim. However, the Company is unable to predict the final outcome of the case.

RCI CLAIM

        On January 15, 2003, RCI filed a complaint in the Superior Court in New Castle County, Delaware against the Company regarding its default on the promissory note due August 28, 2003 in the original principal amount of $10.0 million payable by UPC Polska to RCI. The demand was made for immediate payment in full of the unpaid $6.0 million principal amount of the promissory note together with all accrued and unpaid interest at the default rate. The litigation was formally served on January 29, 2003. On February 25, 2003, a default judgment was entered against UPC Polska in the amount of $6,110,465.60 (representing the outstanding principal and accrued interest from January 1, 2003 through February 25, 2003) plus an unidentified amount for "all other costs of this action". UPC Polska has not paid any amounts demanded by RCI, or filed responsive pleadings in the litigation. RCI started at the end of June 2003 a procedure in the District Court of Warsaw to enforce the default judgment. Since UPC Polska filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, this procedure is covered by an automatic stay and the judgment will be covered by the Chapter 11 process.

U.S. CHAPTER 11 CASE

        On July 7, 2003, the Company filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court. For further details, please see note 2 "Going Concern and Liquidity Risks."

DIVIDEND RESTRICTIONS

        The Company's Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish Accounting Principles. As of June 30, 2003, the Company's Polish subsidiaries have no profit available for distribution as dividends.

ESTIMATED LOSSES FROM LITIGATIONS AND CLAIMS

        For the six month period ended June 30, 2003, the Company accrued $8.0 million in relation to ongoing litigations, as described above.

8.     CURRENT PORTION OF LONG TERM DEBT; COMMITMENTS UNDER CONTRACTS

        As a result of the Company's filing of a petition for relief under Chapter 11 of the U.S. Bankruptcy Code and expiry of waivers from UPC Telecom and Belmarken (as discussed in note 2—Going Concern and Liquidity Risks), all of the Company's debt, has been classified as short-term. On March 19, 2003, the Company deposited with the PCI Indenture trustee $15.8 million, an amount to be held in trust and sufficient to pay and discharge the entire indebtedness of the PCI Notes plus accrued interest at maturity (November 1, 2003). The Company presently expects that all of the remaining debt (except PCI notes) listed below will be satisfied pursuant to the Plan of Reorganization by the end of the 2003 calendar year, in exchange for equity securities, cash and approximately $61.0 million principal amount of New Senior Notes due 2006 (see note 2 "Going Concern and Liquidity Risks).

	Amount outstanding as of December 31, 2002	Amount outstanding as of June 30, 2003
	Book Value	Book Value	Fair Value
	(in thousands)
Notes payable to RCI former PCBV minority shareholders	$6,000	$6,356	$6,356
UPC Polska Senior Discount Notes due 2009, net of discount	210,549	224,886	71,826
UPC Polska Series C Senior Discount Notes due 2008, net of discount	19,920	21,725	10,980
UPC Polska Senior Discount Notes due 2008, net of discount	214,298	228,862	68,370
PCI Notes, net of discount	14,509	14,509	14,509

Total	$465,276	$496,338	$172,041

        The following table presents the Company's minimum future commitments under the contractual terms of its programming, lease contracts and contingent liabilities related to assumed programming contracts (as discussed in note 7—Commitments and Contingencies):

	2003	2004	2005	2006	2007	2008 and thereafter	Total
	(in thousands)
Building	$1,800	$1,758	$1,722	$807	$154	$—	$6,241
Conduit	909	95	—	—	—	—	1,004
Vehicle	11	20	12	—	—	—	43
Programming	2,859	6,024	4,206	1,085	1,102	19,457	34,733
Other	179	10	4	2	—	—	195
Headend	26	1	—	—	—	—	27

Total	$5,784	$7,908	$5,944	$1,894	$1,256	$19,457	$42,243

Assumed contracts	$5,439	$8,191	$5,029	$—	$—	$—	$18,659

9.     SEGMENT INFORMATION

        Since January 1, 2002, the Company has operated with only one segment, its cable operations.

10.   SUBSEQUENT EVENTS

STATUS OF RESTRUCTURING

        In order to address the Company's financial issues, in accordance with the terms of the restructuring agreement, on July 7, 2003, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and on July 8, 2003, the Company filed a pre-negotiated Plan of Reorganization with the U.S. Bankruptcy Court (Case No. 03-14358). On July 28, 2003 the Company filed with the U.S. Bankruptcy Court a proposed disclosure statement under the U.S. Bankruptcy Code.

        The Company continues to operate its business as a debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code. As of the date of filing of this Quarterly Report on Form 10-Q, the restructuring has not been completed nor has the Plan of Reorganization been confirmed by the U.S. Bankruptcy Court. The Company expects that Plan of Reorganization will become effective and the restructuring will be completed by the end of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis provides information concerning the results of operations and financial condition of UPC Polska, Inc. (the "Company"). Such discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of the Company, including the notes thereto. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of the Company's 2002 Annual Report on Form 10-K. The following discussion focuses on material trends, risks and uncertainties affecting the results of operations and financial condition of the Company.

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

  •
  potential adverse developments with respect to the Company's liquidity or results of operations;

  •
  risks associated with an amendment to the copyright law in Poland (effective January 1, 2003);

  •
  ongoing process of copyright law development in Poland;

  •
  changes in laws and regulations affecting the Company, especially those related to taxation;

  •
  risks relating to future relations with the Polish National Telephone Company ("TPSA");

  •
  business changes, including programming changes, especially those related to free to air programming;

  •
  risks related to lost revenues resulting from piracy;

  •
  future financial performance of the Company, including availability, terms and deployment of capital;

  •
  foreign exchange rate fluctuations;

  •
  competitive pressures from other companies in the same or similar lines of business as the Company;

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

        In addition, the Company is subject to risks and uncertainties related to the its proposed restructuring, discussed below, including but not limited to:

  •
  the ability of the Company to restructure its outstanding indebtedness on a satisfactory and timely basis;

  •
  the ability of the Company and UPC Polska Finance, Inc. ("Polska Finance") to confirm and consummate the Plan under the Bankruptcy Code;

  •
  the ramifications of the restructuring;

  •
  risks associated with not completing the restructuring consistent with the Company's and Polska Finance's timetable;

  •
  risks associated with third parties taking actions inconsistent with, or detrimental to, the consummation of the Plan;

  •
  the ability to fund, develop and execute the business plan of the Company; and

  •
  potential adverse publicity regarding the restructuring and the related case under Chapter 11, discussed below.

        The report of the Company's independent accountant, KPMG Polska Sp. z o.o., on the Company's consolidated financial statements for the year ended December 31, 2002, includes a paragraph that states that the Company has suffered recurring losses from operation and has a net capital deficiency and negative working capital that raise substantial doubt about the Company's ability to continue as a going concern. The Company's management's plans in regard to these matters are described in note 2 to the consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

THE PLAN OF REORGANIZATION

        In order to address financial issues facing the Company, on July 7, 2003, the Company filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the "U.S. Bankruptcy Code"), and on July 8, 2003, the Company filed a pre-negotiated plan of reorganization ("Plan of Reorganization"), with the United States Bankruptcy Court for the Southern District of New York (the "U.S. Bankruptcy Court") (Case No. 03-14358) and on July 28, 2003, the Company filed a disclosure statement ("Disclosure Statement") with the U.S Bankruptcy Court. The Plan of Reorganization was filed jointly by the Company and Polska Finance. During the pendency of the bankruptcy proceedings, the Company remains in possession of its properties and assets and the management of the Company continues to operate the business of the Company as debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate the business of the

Company, but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.

        The Plan of Reorganization contemplates a restructuring of the Company's balance sheet, including the following principal terms:

  •
  third party holders of the UPC Polska Senior Discount Notes due 2009, UPC Polska Series C Discount Notes and UPC Polska Senior Notes due 2008 (collectively, the "UPC Polska Notes") (excluding UPC Telecom B.V., the Company's parent, ("UPC Telecom")) will receive $80.0 million in cash and $60.0 million in new 9.0% Senior Notes due 2006 (the "New Senior Notes") co-issued by the Company and Polska Finance, in exchange for the outstanding UPC Polska Notes held by such persons;

  •
  UPC Telecom and two other subsidiaries of United Pan-Europe Communications N.V. ("UPC"), Belmarken Holding B.V., ("Belmarken") and UPC Operations B.V. will receive $15.0 million in cash and 100% of the newly issued common stock of reorganized UPC Polska, Inc. in exchange for the cancellation of all of the loans and affiliated debt of UPC Polska and all of the UPC Polska Notes held by UPC Telecom; and

  •
  holders of all allowed general unsecured claims, including Reece Communications, Inc. ("RCI"), as holder of a $6.0 million principal amount of note issued by UPC Polska (the "RCI Note") will receive the amount of cash and New Senior Notes per $1,000 claim amount of each allowed general unsecured claim against the Company which is equal to the amount of cash and New Senior Notes per $1,000 claim amount payable to holders of UPC Polska Notes (other than the UPC Telecom owned UPC Polska Notes).

        Consummation of the Plan of Reorganization is subject to various conditions.

        Upon completion of the proposed recapitalization of the Company, the New Senior Notes are expected to be the only long-term debt of the Company.

        As a result of the Company's filing for relief under Chapter 11, all the Company's outstanding debt became due and payable. The Company is entitled to various protections under the U.S. Bankruptcy Code, including an automatic stay, which subject to certain exceptions, prohibits creditors from taking actions to collect or enforce claims against the Company during the pendency of the Chapter 11 proceedings.

        For more information about the Plan of Reorganization and restructuring of UPC Polska, please see the Disclosure Statement which was filed as an exhibit to the Company's Form 8-K, dated July 28, 2003.

        The accompanying pre-petition consolidated financial statements as of and for the period ended June 30, 2003 have been prepared on a going concern basis. As a result of entering into the Chapter 11 proceedings on July 7, 2003, the Company's consolidated financial statements during the restructuring process will be prepared in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and the Company will continue to apply generally accepted accounting principles as a going concern which assumes the realization of assets and the payment of liabilities in the ordinary course of business. SOP 90-7 requires that pre-petition liabilities that are subject to compromise be adjusted to amounts expected to be allowed as claims in the Chapter 11 case and segregated in the Company's balance sheet as "Liabilities Subject to Compromise". This SOP also requires that interest expense be reported only to the extent that it will be paid during the bankruptcy proceedings or to the extent that it is an allowed claim. In addition, revenues, expenses, realized gains and losses, and provisions for losses resulting from the restructuring will be reported separately as reorganization items in the statements of operations.

AGREEMENT FOR RESTRUCTURING

        In the fourth fiscal quarter of 2002, certain of the Company's main creditors, including UPC and its affiliates, UPC Telecom and Belmarken, and certain other holders of the UPC Polska Notes, engaged in discussions about the restructuring of the Company's indebtedness. In early 2003, the Company directly and through its advisors started discussions with representatives of, among others, UPC Telecom, Belmarken and a group of holders of the UPC Polska Notes regarding the terms of the restructuring.

        Continuing into the second fiscal quarter of 2003, the Company held further discussions with representatives of UPC Telecom, Belmarken and certain holders of the UPC Polska Notes about the process for, and the terms of, a recapitalization of the Company and a restructuring of the Company's indebtedness. These discussions culminated in the execution, on June 19, 2003, of a restructuring agreement (the "Restructuring Agreement"), which was extended to an additional creditor on July 2, 2003. The Restructuring Agreement provides for a restructuring substantially on the same terms contained in the Plan of Reorganization.

        In the Restructuring Agreement, the parties agreed to implement the proposed restructuring through a plan of reorganization under Chapter 11. UPC Telecom and Belmarken and the participating noteholders also agreed subject to terms and conditions of a Restructuring Agreement, to vote their claims in favor of the Plan of Reorganization. As of the date of this filing, the participating noteholders (excluding UPC Telecom) represented approximately 75% of all outstanding UPC Polska Notes held by third parties that are not affiliates of the Company (approximately 17% of all outstanding UPC Polska Notes are held by UPC Telecom).

        The restructuring contemplated by the Restructuring Agreement is subject to various closing conditions.

SUMMARY OF STATUS OF THE RESTRUCTURING

        As of the date of filing of this Quarterly Report on Form 10-Q, the restructuring has not been completed, nor has the Plan of Reorganization been confirmed by the U.S. Bankruptcy Court. The Company presently expects that the Plan of Reorganization will become effective and the restructuring will be completed by the end of 2003.

        If the Company is not able to complete the restructuring contemplated by the Plan of Reorganization, the Company might be required to liquidate or take other restructuring actions. These may have a greater adverse effect on the Company's financial condition and results of operations and the value of its debt than the restructuring contemplated by the Plan of Reorganization.

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

        On February 12, 2003, the Company and Canal+ agreed to certain changes to their agreements governing TKP, including a change to TKP's capitalization and the manner in which proceeds from any sale of TKP would be distributed among its shareholders, to retain the original economic structure of the shareholders' investments, following the capitalization. The Company and Canal+ agreed that upon the sale of their investment in TKP the sales proceeds will be distributed in the following proportion:

  •
  if the proceeds are less than or equal to 270.0 million Euros, the Company's affiliate Polska Telewizja Cyfrowa Wizja TV Sp. z o.o. ("PTC"), will receive an amount corresponding to 30/270 of the proceeds (11.1%), and

  •
  if the proceeds are higher than 270.0 million Euros, the excess over 270.0 million Euros will be distributed between PTC and Canal+ and its affiliate on a pro rata basis corresponding to their shareholding. Thus, PTC will receive 11.1% of the proceeds up to 270.0 million Euros and 25% of the excess of the proceeds over 270.0 million Euros.

        On February 27, 2003, TKP repaid a loan to the Company in the principal amount of 30.0 million Euros ($32.3 million as of February 27, 2003) and that amount was subsequently contributed by the Company to TKP's paid-in capital, following the shareholders' resolution to increase the share capital of TKP. The Company acquired 60,000 registered series C shares at the issue price of 500 Euros each. Canal+ and PolCom Invest S.A., an affiliate of Canal+, contributed together 90.0 million Euros into paid-in capital on the same date. After the contribution, PTC continued to hold 25% of TKP's shares. As the loan granted to TKP of 30.0 million Euros was included in the fair market value of the investment in TKP as of December 7, 2001, the above transactions (repayment of the loan to the Company by TKP and further capital contribution of 30.0 million Euros) have no influence on the valuation of the investment in TKP. In June 2003, TKP paid interest on the repaid principal of the loan in the amount of $2.3 million.

        The Company operates one of the largest cable television systems in Poland with approximately 1,870,700 homes passed and approximately 987,500 total subscribers as at June 30, 2003. The Company's overall revenue has increased $0.8 million or 3.9% from $20.7 million for the three months ended June 30, 2002 to $21.5 million for the three months ended June 30, 2003 and has increased $1.7 million or 4.2% from $40.6 million for the six months ended June 30, 2002 to $42.3 million for the six months ended June 30, 2003.

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

        The Company's revenues are, and will continue to be, derived primarily from monthly subscription fees for cable television services. The Company charges its subscribers fixed monthly fees for their choice of service packages and for other services, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At June 30, 2003, approximately 63.0% of the Company's subscribers received its basic package. The individual subscriber receiving basic package is charged, on average, a monthly subscription fee of $9.40 (including 22% VAT). For the six months ended June 30, 2003, approximately 97.9% of the Company's revenue was derived from monthly subscription fees. For the six months ended June 30, 2002, 91.7% of the Company's revenue was derived from monthly subscription fees.

        The Company also provides internet services to its customers. The Company is currently expanding its internet ready network in Warsaw and Krakow and began providing internet services in Gdansk and Katowice in April 2003. Revenue of $1.8 million and $3.2 million for the three and the six months ended June 30, 2003, respectively, as compared to $0.9 million and $1.8 million for the corresponding periods in 2002 was attributable to the Company's internet services. Internet subscribers are charged a standard monthly subscription fee of $36.80 and $44.20, respectively, for internet and combined cable TV and internet services (rates as of June 30, 2003, including 7% VAT on internet service part). The standard installation fee is approximately $60.48 for existing cable customers and approximately $73.80 for new customers (rates as of June 30, 2003, including 22% VAT). However, the promotional price for the installation fee which is offered regularly is $12.58 (rate as of June 30, 2003, including 22% VAT).

        The Company's pricing strategy is focused on maintaining cable basic subscribers, aggressively raising rates on low-priced services (such as broadcast package) and generating incremental revenue from additional services offered to basic cable customers such as internet services and premium channels.

        For an additional monthly charge, certain of the Company's cable networks have offered two premium television services, HBO Poland and Canal+ Multiplex. In February 2002, the Company began distribution of Canal+ Multiplex, a Polish-language premium package of three movie, sport and general entertainment channels, through its network on terms set forth in the agreement governing the TKP joint venture with Canal+. The Company and TKP are currently negotiating a definitive long-form channel carriage agreement for carriage of Canal+ Multiplex. Starting from December 2002, the Company introduced the HBO 2 channel to most of its cable networks. The Company offers HBO Poland channels and Canal+ Multiplex for approximately $8.60 and $9.60 per month, respectively (rates as of June 30, 2003, including 22% VAT). The Company also offers these channels as one package at approximately $14.60 per month (rate as of June 30, 2003, including 22% VAT).

        The Company divides operating expenses into:

  •
  direct operating expenses,

  •
  selling, general and administrative expenses,

  •
  depreciation and amortization expenses, and

  •
  estimated losses from litigations and claims

        During the six months ended June 30, 2003, direct operating expenses consisted of programming expenses, maintenance and related expenses necessary to service, maintain and operate the Company's cable systems, billing and collection expenses and customer service expenses. Selling, general and administrative expenses consisted principally of administrative costs, including office related expenses, professional fees and salaries, wages and benefits of non-technical employees, advertising and marketing expenses, bank fees and bad debt expense. Depreciation and amortization expenses consisted of depreciation of property, plant and equipment and amortization of intangible assets.

RESULTS OF OPERATIONS

        Prior to December 7, 2001, the Company and its subsidiaries classified its business into four segments: (1) cable television, (2) D-DTH television, (3) programming, and (4) corporate. As a result of the disposition of the D-DTH business and the resulting elimination of the programming business in December 2001, from January 1, 2002, the Company operates in only one segment, its cable television business.

        REVENUE.    Revenue increased $0.8 million, or 3.9%, from $20.7 million in the three months ended June 30, 2002 to $21.5 million in the three months ended June 30, 2003 and increased $1.7 million, or 4.2%, from $40.6 million in the six months ended June 30, 2002 to $42.3 million in the six months ended June 30, 2003. This increase was attributable to a number of factors. Revenue from internet subscriptions increased from $0.9 million for the three months ended June 30, 2002 to $1.8 million for the three months ended June 30, 2003 and increased from $1.8 million for the six months ended June 30, 2002 to $3.2 million for the six months ended June 30, 2003. Also, the number of basic subscribers increased. This increase was partially offset by the lack of additional revenue generated from services provided to TKP. During the three and the six months ended June 30, 2002, the Company obtained revenue of $1.2 million and $2.1 million, respectively, from certain call center services such as billing and subscriber support, provided to TKP, of which $0.2 million and $0.2 million respectively, related to certain IT services for D-DTH subscriber data migration to TKP's platform. There was no such revenue generated during the three and the six months ended June 30, 2003. The Company does not expect that any additional services will be provided to TKP to generate such revenue in the future.

        Revenue from monthly subscription fees represented 97.9% and 91.7% of cable television revenue for the six months ended June 30, 2003 and 2002, respectively. During the three and the six months ended June 30, 2003, the Company generated approximately $1.2 million and $2.4 million, respectively, of premium subscription revenue as compared to $1.0 million and $1.9 million for the three and the six months ended June 30, 2002, respectively.

        Revenue from installation fees amounted to $171,000 and $304,000 for the three and the six months ended June 30, 2003 as compared to $61,000 and $161,000 for the three and the six months ended June 30, 2002, respectively.

        DIRECT OPERATING EXPENSES.    Direct operating expenses decreased $2.5 million, or 24.0%, from $10.4 million for the three months ended June 30, 2002 to $7.9 million for the three months ended June 30, 2003 and decreased $2.1 million, or 10.1%, from $20.7 million for the six months ended June 30, 2002 to $18.6 million for the six months ended June 30, 2003, mainly as a result of the decrease of programming expenses. The decrease of programming expenses by $3.0 million results mainly from an adjustment to the provision in relation to one programming contract, which is currently in dispute.

        Direct operating expenses decreased from 50.2% of revenues for the three months ended June 30, 2002 to 36.7% of revenues for the three months ended June 30, 2003 and decreased from 51.0% of revenues for the six months ended June 30, 2002 to 44.0% of revenues for the six months ended June 30, 2003.

        Payment of licensing fees to Polish and/or foreign free-to-air channels ("FTAs") and to copyright associations would result in higher costs to the Company in providing programming to its subscribers. In addition, the number and/or quality of channels offered by the Company may decrease if it is unable to obtain permanent licenses from existing broadcasters, which might result in fewer subscribers if the replacement channels that the Company may be able to obtain do not gain broad acceptance with its subscriber base.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    Selling, general and administrative expenses decreased $0.5 million, or 6.7%, from $7.5 million for the three months ended June 30, 2002 to $7.0 million for the three months ended June 30, 2003 and decreased $2.0 million, or 13.9%, from $14.4 million for the six months ended June 30, 2002 to $12.4 million for the six months ended June 30, 2003. This decrease was attributable mainly to lower costs charged by UPC affiliates and improved operating efficiency in 2003. In the three and six months ended June 30, 2003 the Company incurred $1.7 million of professional fees related to restructuring process.

        As a percentage of revenue, selling, general and administrative expenses decreased from 36.2% for the three months ended June 30, 2002 to approximately 32.6% for the three months ended June 30, 2003 and decreased from 35.5% for the six months ended June 30, 2002 to approximately 29.3% for the six months ended June 30, 2003. The decreases in selling, general and administrative expenses as a percentage of revenues in such periods occurred primarily for the same reasons that resulted in the decreases in selling, general and administrative expenses during such periods.

        DEPRECIATION AND AMORTIZATION.    Depreciation and amortization expense increased $0.1 million, or 1.4%, from $7.4 million for the three months ended June 30, 2002 to $7.5 million for the three months ended June 30, 2003 and increased $0.1 million, or 0.7%, from $14.6 million for the six months ended June 30, 2002 to $14.7 million for the six months ended June 30, 2003. Depreciation and amortization expense as a percentage of revenues decreased from 35.7% for the three months ended June 30, 2002 to 34.9% for the three months ended June 30, 2003 and decreased from 36.0% for the six months ended June 30, 2002 to 34.8% for the six months ended June 30, 2003, because of the increase in revenues during the three and six-month periods ended June 30, 2003 as compared to the respective periods in 2002.

        ESTIMATED LOSSES FROM LITIGATIONS AND CLAIMS.    For the three and the six months ended June 30, 2003, the Company accrued $8.0 million of cost in relation to ongoing litigations described in note 7—Litigation and Claims

        OPERATING LOSS.    Each of the factors discussed above contributed to operating losses of $9.0 million and $11.4 million for the three and the six months ended June 30, 2003, respectively, as compared to an operating loss of $4.7 million and $9.1 million for the three and the six months ended June 30, 2002, respectively.

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

  •
  Intermediate service generally does not require programming charges (mainly channels "free to air" are provided under this service). Fees for intermediate service are significantly lower than basic service (on average fees generated from the Company's intermediate service are approximately 10% of those generated from basic service).

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

  •
  The internet service is subject to direct expenses of approximately 34.4% of revenue from the provision of internet access services and therefore contributes positively to the operating margins of the Company.

        INTEREST EXPENSE THIRD PARTY.    Interest expense increased $1.2 million, or 8.0%, from $15.0 million for the three months ended June 30, 2002 to $16.2 million for the three months ended June 30, 2003 and increased $2.9 million, or 10.0%, from $29.0 million for the six months ended June 30, 2002 to $31.9 million for the six months ended June 30, 2003. This interest expense relates mainly to interest accrued on the UPC Polska Notes and the Poland Communications Notes (the "PCI Notes"). The increase in interest expense occurred due to accretion of the principal of the notes.

        INTEREST EXPENSE CHARGED BY UPC AND ITS AFFILIATES.    Interest expense decreased $0.4 million, or 3.4%, from $11.8 million for the three months ended June 30, 2002 to $11.4 million for the three months ended June 30, 2003 and decreased $1.2 million, or 5.0%, from $23.8 million for the six months ended June 30, 2002 to $22.6 million for the six months ended June 30, 2003.

        INTEREST AND INVESTMENT INCOME.    Interest and investment income amounted to $0.4 million, $3.1 million, $1.3 million and $2.2 million for the three and the six months ended June 30, 2003 and 2002, respectively. The increase relates to interest on bank deposits and received interest of $2.3 million on the loan repaid by TKP.

        SHARE IN RESULTS OF AFFILIATED COMPANIES.    The Company recorded $10.8 million and $18.4 million of share in loss of affiliated companies for the three and the six months ended June 30, 2002, respectively. The investment in TKP was written down to zero as of June 30, 2002, including write downs of $7.6 million in the first quarter of 2002 and $10.8 million in the second quarter of 2002.

        FOREIGN EXCHANGE GAIN/LOSS, NET.    For the three months ended June 30, 2003, foreign exchange gain amounted to $4.6 million, as compared to the gain of $13.2 million for the three months ended June 30, 2002 and for the six months ended June 30, 2003, foreign exchange gain amounted to $0.1 million, as compared to the gain of $7.1 million for the six months ended June 30, 2002 due to a less favorable structure of exchange rates of foreign currencies against the Polish zloty.

        INCOME TAX EXPENSE.    The Company recorded $0 and $54,000 of income tax expense for the three and the six months ended June 30, 2003, as compared to $23,000 and $89,000 for the three and the six months ended June 30, 2002.

        CUMULATIVE EFFECT OF ACCOUNTING CHANGE.    On January 1, 2002, upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company recorded a cumulative effect of accounting change of $371.0 million representing the goodwill write-off relating to the Company's cable business. As a result of the adoption of SFAS 142 on January 1, 2002 the net book value of goodwill as at June 30, 2003 and December 31, 2002 is zero.

        NET LOSS APPLICABLE TO COMMON STOCKHOLDERS.    Net loss applicable to common stockholders increased from a loss of $28.1 million for the three months ended June 30, 2002 to a loss of $31.5 million for the three months ended June 30, 2003 and decreased from a loss of $442.5 million (which includes the amount of $371.0 million of cumulative effect of accounting change) for the six months ended June 30, 2002 to a loss of $62.3 million for the six months ended June 30, 2003, due to the factors discussed above.

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

        On June 30, 2003 and December 31, 2002, the Company had, on a consolidated basis, approximately $977.3 million and $923.7 million, respectively, aggregate principal amount of indebtedness outstanding, of which $481.0 million (including capitalized or accrued interest of $140.4 million) and $458.4 million (including capitalized or accrued interest of $117.8 million), respectively, was owed to UPC and its affiliates as at such dates. On December 2, 2002 UPC assigned all of the UPC Polska Notes owned by UPC and all rights and liabilities arising from UPC's loan agreements with UPC Polska to its wholly owned subsidiary, UPC Telecom. All of the loans from UPC and its affiliates to the Company bear interest at 11.0% per annum, and mature in 2007 and 2009. The loans from UPC include loans with an aggregate principal amount of $150.0 million that have been subordinated to the UPC Polska Notes and the Belmarken Notes. The loans from UPC have been used primarily for the repurchase of the UPC Polska Notes and the PCI Notes, to fund capital expenditures, operating losses and working capital primarily related to the development and operation of the Company's D-DTH business, and for general corporate purposes and certain other investments, including the acquisition of cable television networks and certain minority interests in the Company's subsidiaries which are held by unaffiliated third parties. As a result of the Company's filing of a voluntary petition for relief under Chapter 11, all of the Company's outstanding long-term debt has become due and payable and is classified as short-term debt.

        As of June 30, 2003, the Company had negative working capital of $888.6 million due to the classification of UPC Polska Notes and loans from UPC Telecom and Belmarken as current liabilities and a stockholder's deficit of $772.5 million. The Company experienced operating losses of $11.4 million and $9.1 million during the six months ended June 30, 2003 and 2002, respectively.

        Cash used for the purchase and build-out of the Company's cable television networks and the purchase of other property, plant, and equipment was $4.1 million for the six months ended June 30,

2003 and $2.4 million for the six months ended June 30, 2002. The Company had unrestricted cash of $101.7 million deposited in bank accounts of the Company and its subsidiaries as of June 30, 2003.

        As of June 30, 2003, the Company was committed to pay at least $42.2 million in guaranteed payments (including payments for programming and rights) over the next sixteen years of which at least approximately $5.8 million was committed through the end of 2003. In addition, the Company has a variable obligation in relation to programming agreements, which is based on the actual number of subscribers in the month for which the fee is due. In connection with the disposition of the D-DTH business, TKP assumed the Company's previous obligations under certain contracts. Pursuant to the definitive agreements governing the TKP transaction and the contracts which TKP assumed, the Company remains contingently liable for performance under those contracts. As of June 30, 2003, management estimates the potential exposure for contingent liability on these assumed programming contracts to be approximately $18.7 million.

        The following table presents the Company's minimum future commitments under the contractual terms of its programming and lease contracts and contingent liabilities related to assumed programming contracts:

	2003	2004	2005	2006	2007	2008 and thereafter	Total
	(in thousands)
Building	$1,800	$1,758	$1,722	$807	$154	$—	$6,241
Conduit	909	95	—	—	—	—	1,004
Vehicle	11	20	12	—	—	—	43
Programming	2,859	6,024	4,206	1,085	1,102	19,457	34,733
Other	179	10	4	2	—	—	195
Headend	26	1	—	—	—	—	27

Total	$5,784	$7,908	$5,944	$1,894	$1,256	$19,457	$42,243

Assumed contracts	$5,439	$8,191	$5,029	$—	$—	$—	$18,659

        The Company's principal outstanding indebtedness has been classified as a current liability including approximately $481.0 million of principal and accrued interest owing to UPC Telecom and Belmarken as at June 30, 2003 and approximately $475.5 million owing under the UPC Polska Notes as of June 30, 2003. Under the contractual terms of the UPC Polska Notes, interest payments were to aggregate to approximately $50.8 million per annum in 2004 and approximately $69.2 million per annum in 2005 and thereafter. At June 30, 2003, the unpaid accrued and capitalized interest owing to UPC Telecom and Belmarken aggregated to $140.4 million.

        Approximately $14.5 million in principal amount under the PCI Notes was also classified as a current liability at June 30, 2003. In February 2003, PCI elected to satisfy and discharge the PCI Notes in accordance with the Indenture governing PCI Notes (the "PCI Indenture"). On March 19, 2003, the Company deposited with the PCI Indenture trustee $15.8 million, an amount to be held in trust and sufficient to pay and discharge the entire indebtedness of the PCI Notes plus accrued interest at maturity (November 1, 2003). Since PCI is not a party to the Plan of Reorganization, PCI's obligation to pay the PCI Notes as described above are not affected by the Chapter 11 case. On the Company's consolidated balance sheet as of June 30, 2003, restricted cash of $15.7 million includes $15.1 million held in an escrow account with the PCI Indenture trustee. As a result of the discharge of the PCI Notes, PCI has been released from its covenants contained in the PCI Indenture. The remaining part of restricted cash is a deposit held as a collateral for guarantee for the rent of the Company's office space.

        As of June 30, 2003, approximately $6.4 million of principal and accrued interest due under the RCI Note was classified as a current liability. The RCI Note bears interest of 7% per annum and matures in August 2003. UPC is the guarantor of the note. Since an event of default occurred under UPC's indentures, which was not cured or waived within the applicable grace period, a cross-default occurred under the RCI Note. As a result, RCI had the right to receive interest at the default rate of 12% per annum and to accelerate the repayment of the RCI Note. On January 15, 2003, RCI filed a complaint in the Superior Court in New Castle County, Delaware against the Company regarding its default on the RCI Note. The demand was made for immediate payment in full of the unpaid $6.0 million principal amount of the RCI Note together with all accrued and unpaid interest at the default rate. The litigation was formally served on January 29, 2003. On February 25, 2003, a default judgment was entered against the Company in the amount of $6,110,465.60 (representing the outstanding principal and accrued interest from January 1, 2003 through February 25, 2003) plus an unidentified amount for "all other costs of this action". The Company has not paid any amounts demanded by RCI, or filed responsive pleadings in the litigation. RCI started at the end of June 2003 a procedure in the District Court of Warsaw to enforce the default judgment. Since UPC Polska filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, this procedure is covered by an automatic stay and the judgment will be covered by the Chapter 11 process.

        As a result of the Company's filing of a petition for relief under Chapter 11 of the U.S. Bankruptcy Code and expiry of waivers from UPC Telecom and Belmarken (as discussed in note 2—Going Concern and Liquidity Risks), all of the Company's debt has been classified as short-term. On March 19, 2003, the Company deposited with the PCI Indenture trustee $15.8 million, an amount to be held in trust and sufficient to pay and discharge the entire indebtedness of the PCI Notes plus accrued interest at maturity (November 1, 2003). The Company presently expects that all of the remaining debt (except PCI Notes) listed below will be satisfied pursuant to the Plan of Reorganization by the end of the 2003 calendar year, in exchange for equity securities, cash and approximately $61.0 million principal amount of New Senior Notes due 2006 (see note 2 "Going Concern and Liquidity Risks).

	Amount outstanding as of December 31, 2002	Amount outstanding as of June 30, 2003
	Book Value	Book Value	Fair Value
	(in thousands)
Notes payable to RCI former PCBV minority shareholders	$6,000	$6,356	$6,356
UPC Polska Senior Discount Notes due 2009, net of discount	210,549	224,886	71,826
UPC Polska Series C Senior Discount Notes due 2008, net of discount	19,920	21,725	10,980
UPC Polska Senior Discount Notes due 2008, net of discount	214,298	228,862	68,370
PCI Notes, net of discount	14,509	14,509	14,509

Total	$465,276	$496,338	$172,041

        The Company, since its acquisition by UPC, has relied completely on funding from its shareholder UPC and UPC's affiliates. The Company believes it will not be able to obtain significant funding from UPC in the foreseeable future. UPC has reviewed its funding requirements and possible lack of access to debt and equity capital in the near term and has modified its business and funding strategies. As a result of its financial circumstances, on December 3, 2002, UPC filed a petition for the relief under Chapter 11 of the U.S. Bankruptcy Code and a petition for a moratorium on payment and for a plan of compulsory composition (Akkoord) under Dutch bankruptcy law. The Company understands that UPC expects the restructuring contemplated by the Chapter 11 and Akkoord plans to be completed promptly after applicable appeal periods and procedures have been completed. However, the Chapter 11 and Akkoord proceedings are not yet final. An appeal has been made to the Dutch Supreme Court in respect of the Akkoord, and consummation of the restructuring contemplated by the Chapter 11 and Akkoord plans is subject to various conditions. Accordingly, the Company cannot make any assurance that these conditions will be satisfied or that UPC's restructuring will be consummated.

        Although the Company had anticipated being able to rely on UPC to meet its payment obligations, given UPC's liquidity concerns and funding limitations, the Company is not certain that it will receive the necessary (or any) financing from UPC, even if UPC's restructuring is consummated. Accordingly, in order to continue its operations, the Company believes it needs to restructure its outstanding indebtedness to UPC Telecom, and Belmarken, RCI and the holders of the UPC Polska Notes. If the Company is unable to successfully restructure its debt in accordance with the Plan of Reorganization or rely on UPC for financial support, it will have to meet its payment obligations with cash on hand, funds obtained from public or private debt and bank financing or any combination thereof, or to consider liquidation or other restructuring actions. However, the Company has limited sources of funding available to it outside of its operating cash flows.

        Due to the large capital investment required for the construction and acquisition of the cable networks, acquisition of programming rights and the administrative costs associated with commencing D-DTH and programming operations, the Company has over time incurred substantial debt and significant operating losses since inception. There is a substantial uncertainty whether UPC Polska's sources of capital, working capital and projected operating cash flow would be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next years. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on (i) the Company's ability to restructure its outstanding indebtedness to third parties and affiliates and (ii) the Company's ability to generate the cash flows required to enable it to maintain the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. The report of the Company's independent accountant, KPMG Polska Sp. z o.o., on the Company's consolidated financial statements for the year ended December 31, 2002, includes a paragraph that states that the Company has suffered recurring losses from operations and has a negative working capital and a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is foreign exchange risk from fluctuations in the Polish zloty currency exchange rate. The Company's revenues from subscribers are in Polish zloty, while some major cost components are denominated in foreign currencies. In particular, the Company's programming commitments are denominated in US dollars or Euros. Also, the Company's loans payable to UPC Telecom and Belmarken as well as the UPC Polska Notes and PCI Notes are expressed in U.S. dollars.

        The Company's short and long-term debt bears interest primarily at a fixed rate, and therefore the Company is neither materially benefited nor materially disadvantaged by variations in interest rates.

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

        International operations constituted 100% of the Company's consolidated operating loss for the six months ended June 30, 2003. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars and Euros. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the Polish zloty against the U.S. dollar or Euro that the Company is unable to offset through price adjustments will require it to use a large portion of its revenue to service its U.S. dollar or Euro denominated obligations and contractual commitments.

        The Company estimates that a further 10% change in foreign exchange rates would impact reported operating loss by approximately $1.0 million for the six-month period ended June 30, 2003. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar and Euro would result in a $1.0 million increase in the reported operating loss for the six-month period ended June 30, 2003. The Company believes that this quantitative measure has inherent limitations because it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

        Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty, but since 1999 the inflation has slowed. Inflation rates were approximately 7.3% in 1999, 10.1% in 2000, 5.5% in 2001 and 1.9% in 2002. The rate of inflation for the six-month period ended June 30, 2003 was approximately 0.5%. The exchange rate for the Polish zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991. For the years ended December 31, 2001 and 2002, the Polish zloty has appreciated against the U.S. dollar by approximately 3.80% and 3.70%, respectively. For the six month period ended June 30, 2003, the Polish zloty has depreciated against the U.S. dollar by approximately 1.51%. For the six-month period ended June 30, 2002, the Polish zloty depreciated against the U.S. dollar by approximately 0.8%. Inflation and currency exchange fluctuations may have a material adverse effect on the business, financial condition and results of operations of the Company.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        The Company's management team continues to review the Company's disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act")) and the effectiveness of those disclosure controls and procedures. As of June 30, 2003, the end of the period covered by this report, the Company conducted an evaluation, under the supervision of, and with the participation of, the Company's management, including the President and the Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer of the Company each concluded that the Company's disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

        During the period covered by this report, there were no significant changes in the Company's internal controls or in other factors which could significantly affect the Company's internal controls, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or taken.

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

HBO ARBITRATION

        The Company is involved in a dispute with HBO Communications (UK) Ltd., Polska Programming B.V. and HBO Poland Partners (collectively "HBO") concerning its cable carriage agreement ("Cable Agreement") and its D-DTH carriage agreement ("D-DTH Agreement") for the HBO premium movie channel. With respect to the Cable Agreement, on April 25, 2002, the Company commenced an arbitration proceeding before the International Chamber of Commerce, claiming that HBO was in breach of the "most favored nations" clause thereunder ("MFN") by providing programming to other cable operators in the relevant territory on terms that are more favorable than those offered to the Company. Specifically, the Company contends that the "Service Fee" under the Cable Agreement should not include any minimum guarantees because such minimum guarantees are not required of other cable operators in the relevant territory.

        In its answer in the arbitration, HBO asserted counterclaims against the Company, alleging that the Company was liable for minimum guarantees under the Cable Agreement, and also that the Company was liable for an increase in minimum guarantees under the D-DTH Agreement, based on the fact that the Company merged its D-DTH business with Cyfra+ in December 2001. The Company responded to the counterclaims by (i) denying that it owes any sums for minimum guarantees under the Cable Agreement, in light of the MFN clause, and (ii) denying that it owes any sums for an increase in minimum guarantees under the D-DTH Agreement, because it has not purchased an equity interest in HBO, a condition on which the Company contends the increase in minimum guarantees is predicated under the D-DTH Agreement.

        The Company intends to vigorously prosecute its claims and defend against HBO's counterclaims. The case is currently in arbitration. The Company has prepared the terms of reference, which include a mapping out of discovery needs, a timing/briefing schedule for future motions, and hearing dates. On April 15, 2003, the Arbitration Panel confirmed a schedule for the Company's request to have the matter decided on summary judgment. The oral argument occurred on May 29, 2003. The summary judgment motion was denied. The case is proceeding with discovery ensuing over the course of the summer and submissions (such as witness statements, pretrial briefs and joint exhibits) due in October 2003. The evidentiary hearings are scheduled to occur in November 2003. The Company is unable to predict the outcome of the arbitration process. On July 8, 2003, the Bankruptcy Court granted relief from the automatic stay imposed under section 362 of the Bankruptcy Code to allow the HBO Arbitration to continue in the ordinary course, up to and including entry of an adverse judgment. The Company need not seek any stay relief to enforce any favorable judgment. However, HBO may not enforce any judgment in its favor against UPC Polska and any such judgment against UPC Polska remains subject to the automatic stay. However, HBO could enforce any such judgment against UPC Polska's subsidiaries which are party to the arbitration, but which are not party to or protected by UPC Polska's Chapter 11 proceeding.

ZASP (Copyrights Association)

        ZASP brought a claim against a subsidiary of UPC Polska in the Warsaw District Court on April 9, 2002. The claim concerns the payments of copyright and neighboring rights for using artistic performances (actors, directors) in cable TV transmission. UPC Polska's subsidiary responded to the court that artistic performances are not entitled to any remuneration on the reemission field and therefore the claim is without merit. Based on ZASP's request, the court ordered UPC Polska's subsidiary to disclose information concerning gross revenues accruing to it for the period June 1, 1998 to June 30, 2002. UPC Polska's subsidiary appealed the District Court Decision on July 2, 2002 based on the same argument as in its response to the claim.

        On January 17, 2003 the Appeal Court rejected UPC Polska's subsidiary's appeal and supported the order of the District Court. The Company submitted to the Court information concerning gross revenues accruing to it from June 1, 1998 to June 30, 2002. On January 23, 2003 UPC Polska's subsidiary brought an additional letter to the Court requesting it to reject ZASP's claim due to the lack of civil court jurisdiction. On July 2, 2003 the first hearing took place, during which ZASP asserted the value of its claim as approximately $750,000. The next hearing date has not been scheduled by the court. The Company will defend itself vigorously against the claim. However, the Company is unable to predict the final outcome of the case.

RCI CLAIM

        On January 15, 2003, RCI filed a complaint in the Superior Court in New Castle County, Delaware against the Company regarding its default on the promissory note due August 28, 2003 in the original principal amount of $10.0 million payable by UPC Polska to RCI. The demand was made for immediate payment in full of the unpaid $6.0 million principal amount of the promissory note together with all accrued and unpaid interest at the default rate. The litigation was formally served on January 29, 2003. On February 25, 2003, a default judgment was entered against UPC Polska in the amount of $6,110,465.60 (representing the outstanding principal and accrued interest from January 1, 2003 through February 25, 2003) plus an unidentified amount for "all other costs of this action". UPC Polska has not paid any amounts demanded by RCI, or filed responsive pleadings in the litigation. RCI started at the end of June 2003 a procedure in the District Court of Warsaw to enforce the default judgment. Since UPC Polska filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, this procedure is covered by an automatic stay and the judgment will be covered by the Chapter 11 process.

U.S. CHAPTER 11 CASE

        On July 7, 2003, the Company filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court. For further details, please see note 2 "Going Concern and Liquidity Risks."

ESTIMATED LOSSES FROM LITIGATIONS AND CLAIMS

        For the six month period ended June 30, 2003, the Company accrued $8.0 million in relation to ongoing litigations, as described above.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None during the three month period ended June 30, 2003. See note 2 to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Listing
	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
(b)	Reports on Form 8-K
Date of Report	Date of Event	Item Reported
June 19, 2003	June 19, 2003
Item 5 & 7—Announcement that on June 20, 2003, UPC Polska, Inc. issued a press release announcing that, in connection with the proposed restructuring of its indebtedness, it has entered into a Restructuring Agreement, dated as of June 19, 2003, with UPC Telecom B.V., Belmarken Holding B.V. and certain holders of UPC Polska's Senior Discount Notes.
July 7, 2003	July 7, 2003
Item 3 & 7—Announcement that UPC Polska, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on July 7, 2003, and filed a pre-negotiated plan of reorganization on July 8, 2003, with the United States Bankruptcy Court for the Southern District of New York (Case No. 03-14358).
July 28, 2003	July 28, 2003
Item 5 & 7—Disclosure of proposed disclosure statement filed on July 28, 2003, with the United States Bankruptcy Court for the Southern District of New York by UPC Polska, Inc. with respect to the voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and the pre-negotiated plan of reorganization filed by UPC Polska, Inc.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPC POLSKA, INC.
DATE: August 14, 2003	By:
/s/ SIMON BOYD Simon Boyd President and Chief Executive Officer

DATE: August 14, 2003	By:
/s/ JOANNA NIECKARZ Joanna Nieckarz Chief Financial Officer

QuickLinks

UPC POLSKA, INC. FORM 10-Q INDEX FOR QUARTERLY PERIOD ENDED JUNE 30, 2003
PART I FINANCIAL INFORMATION
UPC POLSKA, INC. CONSOLIDATED BALANCE SHEETS (STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE DATA) (UNAUDITED)
UPC POLSKA, INC. CONSOLIDATED BALANCE SHEETS (STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE DATA) (UNAUDITED)
UPC POLSKA, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (STATED IN THOUSANDS OF U.S. DOLLARS) (UNAUDITED)
UPC POLSKA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (STATED IN THOUSANDS OF U.S. DOLLARS) (UNAUDITED)
UPC POLSKA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (STATED IN THOUSANDS OF U.S. DOLLARS) (UNAUDITED)
SIGNATURE