Form 10-Q
period 2003-09-30
UPC POLSKA INC
filed 2003-11-13
CIK 1041454

Use these links to rapidly review the document
TABLE OF CONTENTS

UPC POLSKA, INC.
(DEBTOR-IN-POSSESSION)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
FOR THE TRANSITION PERIOD FROM TO

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

        Indicate by check ☒ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        The number of shares outstanding of UPC Polska, Inc.'s common stock as of September 30, 2003, was:

Common Stock 1,000

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐        No  ☒

UPC POLSKA, INC.
(DEBTOR-IN-POSSESSION)

FORM 10-Q INDEX
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PART I    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UPC POLSKA, INC.
(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS
(STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$106,050	$105,646
Restricted cash (note 2)	15,703	—
Trade accounts receivable, net of allowance for doubtful accounts of $2,498 in 2003 and $2,878 in 2002	7,880	7,742
VAT receivable	—	1,359
Prepayments	512	530
Due from the Company's affiliates	973	4,013
Other current assets	254	200

Total current assets	131,372	119,490

Property, plant and equipment:
Cable system assets	175,620	178,634
Construction in progress	2,027	840
Vehicles	1,839	2,230
Office, furniture and equipment	14,524	13,822
Other	9,809	10,044

	203,819	205,570
Less accumulated depreciation	(101,798)	(84,822)

Net property, plant and equipment	102,021	120,748
Inventories	2,932	3,355
Intangible assets, net (note 4)	702	1,608
Investments in affiliated companies	3,277	3,277

	$108,932	$128,988

Total assets	$240,304	$248,478

See accompanying notes to unaudited consolidated financial statements.

UPC POLSKA, INC.
(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS
(STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$29,776	$24,582
Due to UPC and its affiliates (note 5)	3,546	3,663
Accrued interest	591	237
Deferred revenue	4,740	4,575
Notes payable and accrued interest to UPC and its affiliates (notes 2 and 5)	—	458,374
Current portion of long term notes payable (notes 2 and 7)	14,509	20,509

Total current liabilities:	53,162	511,940

Liabilities subject to compromise (note 2)	949,592	—
Long-term liabilities:
Notes payable (notes 2 and 7)	—	444,767

Total liabilities	1,002,754	956,707

Commitments and contingencies (note 6)
Stockholder's deficit:
Common stock, $.01 par value; 1,000 shares authorized, issued and outstanding as of September 30, 2003 and December 31, 2002	—	—
Paid-in capital	933,151	933,151
Accumulated other comprehensive loss	(10,027)	(6,671)
Accumulated deficit	(1,685,574)	(1,634,709)

Total stockholder's deficit	(762,450)	(708,229)

Total liabilities and stockholder's deficit	$240,304	$248,478

See accompanying notes to unaudited consolidated financial statements.

UPC POLSKA, INC.
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS
(STATED IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Revenues (note 5)	$21,995	$18,824	$64,314	$59,461
Operating expenses:
Direct operating expenses (note 5)	10,802	9,896	29,444	30,639
Selling, general and administrative expenses (note 5)	6,754	5,409	19,196	19,814
Depreciation and amortization	7,045	7,117	21,701	21,670
Estimated losses from litigation and claims (note 6)	—	—	8,000	—

Total operating expenses	24,601	22,422	78,341	72,123

Operating loss	(2,606)	(3,598)	(14,027)	(12,662)
Interest and investment income, third party	312	897	3,430	2,408
Interest expense, third party (note 2)	(1,233)	(14,872)	(33,134)	(43,198)
Interest expense, UPC and its affiliates (notes 2 and 5)	(751)	(11,720)	(23,363)	(35,559)
Share in results of affiliated companies	—	—	—	(18,387)
Foreign exchange (loss)/gain, net	(1,408)	343	(1,350)	7,407
Non-operating expense, net	55	(666)	576	(1,072)

Net loss before reorganization items and income taxes	(5,631)	(29,616)	(67,868)	(101,063)
Reorganization items (note 2)	17,057	—	17,057	—

Net income/(loss) before income taxes	11,426	(29,616)	(50,811)	(101,063)
Income tax expense (note 9)	—	(5)	(54)	(94)

Net income/(loss) before cumulative effect of accounting change	11,426	(29,621)	(50,865)	(101,157)
Cumulative effect of accounting change, net of taxes	—	—	—	(370,966)

Net income/(loss)	$11,426	$(29,621)	$(50,865)	$(472,123)

See accompanying notes to unaudited consolidated financial statements.

UPC POLSKA, INC.
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(STATED IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Net income/(loss)	$11,426	$(29,621)	$(50,865)	$(472,123)
Other comprehensive loss:
Translation adjustment	(1,424)	(10,725)	(3,356)	(16,583)

Comprehensive income/(loss)	$10,002	$(40,346)	$(54,221)	$(488,706)

See accompanying notes to unaudited consolidated financial statements.

UPC POLSKA, INC.
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30, 2003	NINE MONTHS ENDED SEPTEMBER 30, 2002
Cash flows from operating activities:
Net loss	$(50,865)	$(472,123)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,701	21,670
Amortization of notes payable discount and issue costs	31,768	40,969
Share in results of affiliated companies	—	18,387
Gain on disposal of property, plant and equipment	(88)	—
Cumulative effect of accounting change, net of income taxes	—	370,966
Reorganization item — write down of UPC Polska Notes	(19,545)	—
Reorganization item — professional fees	2,438	—
Unrealized foreign exchange losses	193	3,645
Other	—	105
Changes in operating assets and liabilities:
Restricted cash	(15,703)	25,989
Trade accounts receivable	(417)	427
Other current assets	1,419	358
Accounts payable and accrued expenses	4,276	(27,079)
Due to TKP	—	(25,989)
Deferred revenue	333	531
Interest payable to UPC and its affiliates	23,363	35,559
Due to UPC and its affiliates	4,337	5,756
Due from UPC and its affiliates	140	11,269

Net cash provided by operating activities	3,350	10,440

Cash flows from investing activities:
Construction and purchase of property, plant and equipment	(5,742)	(3,254)
Purchase of intangible assets	(170)	(120)
Proceeds from sale of fixed assets	3,029	—
Purchase of minority interest adjustment	—	659

Net cash used in investing activities	(2,883)	(2,715)

Cash flows from financing activities:
Repayment of loans from UPC and its affiliates	—	(4,150)
Repayment of notes payable	—	(11,326)

Net cash used in financing activities	—	(15,476)

Net increase/(decrease) in cash and cash equivalents	467	(7,751)
Effect of exchange rates on cash and cash equivalents	(63)	(66)
Cash and cash equivalents at beginning of period	105,646	114,936

Cash and cash equivalents at end of period	$106,050	$107,119

Supplemental cash flow information:
Cash paid for interest	$780	$1,779

Cash paid for income taxes	$54	$45

See accompanying notes to unaudited consolidated financial statements.

UPC POLSKA, INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)

1.     GENERAL

        UPC Polska, Inc. (previously @Entertainment, Inc.) is a Delaware corporation which was established in May 1997. UPC Polska, Inc. succeeded Poland Communications, Inc. ("PCI") as the group holding company to facilitate an initial public offering of stock in the United States and internationally (the "IPO"). PCI was founded in 1990 by David T. Chase, a Polish-born investor. On August 6, 1999, United Pan-Europe Communications N.V. ("UPC") acquired all of the outstanding shares of UPC Polska, Inc. Until December 2, 2002, UPC Polska, Inc. was wholly owned by UPC. On December 2, 2002, UPC transferred all issued shares in the capital of UPC Polska, Inc. to UPC's wholly owned subsidiary, UPC Telecom B.V. ("UPC Telecom"). UPC also assigned to UPC Telecom all of the UPC Polska Senior Discount Notes due 2009, UPC Polska Series C Discount Notes due 2008 and UPC Polska Senior Notes due 2008 (collectively, the "UPC Polska Notes"), previously owned by UPC, and all rights and obligations arising from loan agreements between UPC Polska Inc. and UPC. On July 7, 2003 UPC Polska Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Since that date, UPC Polska, Inc. has operated its business as a debtor-in-possession. References to "UPC" mean United Pan-Europe Communications N.V. References to "UPC Telecom" mean UPC Telecom B.V. References to the "Company" or "UPC Polska" mean UPC Polska, Inc.

2.     REORGANIZATION UNDER BANKRUPTCY CODE

        Pursuant to a restructuring agreement dated June 19, 2003 between UPC Polska, UPC Telecom, Belmarken Holding B.V. ("Belmarken") and certain noteholders of UPC Polska Notes (the "Restructuring Agreement"), on July 7, 2003, the Company filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the "U.S. Bankruptcy Code"), and on July 8, 2003, the Company filed a pre-negotiated plan of reorganization, with the United States Bankruptcy Court for the Southern District of New York (the "U.S. Bankruptcy Court") (Case No. 03-14358) and on July 28, 2003, the Company filed a disclosure statement with the U.S. Bankruptcy Court. On October 27, 2003, the Company filed a First Amended Disclosure Statement (the "Disclosure Statement") with respect to the First Amended Chapter 11 Plan of Reorganization Jointly Proposed by UPC Polska, Inc. and UPC Polska Finance, Inc (the "Plan of Reorganization"), which amended and superseded the plan of reorganization and the disclosure statement previously filed with the Bankruptcy Court.

        The Plan of Reorganization was filed jointly by the Company and UPC Telecom's subsidiary UPC Polska Finance, Inc. ("Polska Finance"). During the pendency of the bankruptcy proceedings, the Company remains in possession of its properties and assets and the management of the Company continues to operate the business of the Company as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate the business of the Company, but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court. Subsidiaries of the Company are not subject to the Company's Chapter 11 case.

        As a result of the Company's filing for relief under Chapter 11, all the Company's outstanding debt became due and payable. The Company is entitled to various protections under the U.S. Bankruptcy Code, including an automatic stay, which, subject to certain exceptions, prohibits creditors from taking actions to collect or enforce claims against the Company during the pendency of the Chapter 11 proceedings.

        The Plan of Reorganization contemplates a restructuring of the Company's balance sheet, including the following principal terms:

  •
  third party holders of the UPC Polska Notes (excluding UPC Telecom, the Company's parent) will receive $80.0 million in cash and approximately $60.0 million in new 9.0% Senior Notes due 2006 (the "New Senior Notes") co-issued by the Company and Polska Finance, in exchange for the outstanding UPC Polska Notes held by such persons;

  •
  UPC Telecom and two other subsidiaries of UPC, Belmarken and UPC Operations B.V. will receive $15.0 million in cash and 100% of the newly issued common stock of reorganized UPC Polska, Inc. in exchange for the cancellation of all of the loans and amounts due to those affiliates of UPC and all of the UPC Polska Notes held by UPC Telecom; and

  •
  holders of all allowed general unsecured claims, including Reece Communications, Inc. ("RCI"), as holder of a note in the principal amount of $6.0 million issued by UPC Polska (the "RCI Note"), will receive the amount of cash and New Senior Notes per $1,000 claim amount of each allowed general unsecured claim against the Company which is equal to the amount of cash and New Senior Notes per $1,000 claim amount payable to holders of UPC Polska Notes (other than the UPC Polska Notes owned by UPC Telecom).

        Consummation of the Plan of Reorganization is subject to various conditions.

        Upon completion of the proposed restructuring of the Company, the New Senior Notes are expected to be the only long-term debt of the Company.

        For more information about the Plan of Reorganization and restructuring of UPC Polska, please see the First Amended Disclosure Statement which was filed as an exhibit to the Company's Form 8-K, dated October 30, 2003.

        As a result of entering into the Chapter 11 proceedings on July 7, 2003 (the "Petition Date"), the Company prepared its consolidated financial statements as of September 30, 2003 in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. The Company continues to apply generally accepted accounting principles as a going concern, which assumes the realization of assets and the payment of liabilities in the ordinary course of business. As required by SOP 90-7, pre-petition liabilities that are subject to compromise have been adjusted to amounts expected to be allowed as claims in the Chapter 11 case and segregated in the Company's balance sheet as "Liabilities subject to compromise". Furthermore, interest expense for the period from the Petition Date to September 30, 2003 has been reported only to the extent that it will be paid during the bankruptcy proceedings or to the extent that it is an allowed claim. In addition, revenues, expenses, realized gains and losses, and provisions for losses resulting from the restructuring for the period from the Petition Date to September 30, 2003 have been reported separately as "Reorganization items" in the statements of operations. Based on the Plan of Reorganization it is expected that upon emergence from the Chapter 11 case, the Company will not be required to adopt the fresh-start reporting provisions of SOP 90-7.

        Liabilities included in the Company's consolidated debtor-in-possession balance sheet as of September 30, 2003, which are subject to compromise under the terms of the Plan of Reorganization, are summarized as follows (in thousands of U.S. Dollars):

Accounts payable and accrued expenses (note 5)	$400
Due to UPC and its affiliates (note 5)	4,324
Notes payable and accrued interest to UPC and its affiliates (note 5)
Master Loan	257,864
Subordinated Master Loan	208,077
Qualified Loan	15,796

Total notes payable and accrued interest to UPC and its affiliates	481,737

UPC Polska Notes
UPC Polska Senior Discount Notes due 2009	211,780
UPC Polska Series C Senior Discount Notes due 2008	21,636
UPC Polska Senior Discount Notes due 2008	223,576

Total UPC Polska Notes	456,992

Notes payable and accrued interest to RCI	6,139

Total liabilities subject to compromise	$949,592

        The Company presently expects that all of the third-party notes listed above will be satisfied pursuant to the Plan of Reorganization by the end of 2003, in exchange for equity securities, cash and approximately $61.0 million principal amount of New Senior Notes.

        The amounts of Chapter 11 related reorganization gains and expenses included in the consolidated debtor-in-possession statement of operations consist of the following for the three and the nine months ended September 30, 2003 (in thousands of U.S. Dollars):

Write down of the UPC Polska Notes	$19,545
Professional fees	(2,488)

Total	$17,057

        The write down of the UPC Polska Notes reflects an adjustment to the carrying value of the UPC Polska Notes required to state them at the amounts expected to be allowed as claims in the Chapter 11 case.

        Professional fees represent amounts accrued and incurred for professional services subsequent to the Company's Chapter 11 filing. By September 30, 2003, the Company had paid $50,000 for such fees.

        In accordance with SOP 90-7, interest expense is reported only to the extent that it will be paid during the bankruptcy proceedings or that it is an allowed claim. The interest expense on liabilities subject to compromise allowed as a claim for the three and the nine months ended September 30, 2003 is $1,596,000 and $55,270,000, respectively. The contractual interest expense on liabilities subject to compromise is $27,817,000 and $81,491,000 for the three and the nine months ended September 30, 2003, respectively.

        As of September 30, 2003, the Company had not made interest payments on any outstanding indebtedness subject to compromise since the filing for relief under Chapter 11.

DEBTOR FINANCIAL INFORMATION

        The unaudited condensed financial statements of the debtor-in-possession are presented below. These statements reflect the unconsolidated financial position, results of operations and cash flows of the debtor only (UPC Polska, Inc.) as of September 30, 2003 and for the period from July 7, 2003 (the Petition Date) to September 30, 2003 and include certain amounts and transactions between the debtor and non-debtor subsidiaries of the Company, which are eliminated in the consolidated financial statements. Investment in subsidiaries is presented using the equity method of accounting.

Condensed Information as to the Financial Position of the Debtor
(Stated In Thousands of U.S. Dollars)
(Unaudited)

AS OF SEPTEMBER 30, 2003
ASSETS
Cash and cash equivalents	$35,767
Due from the Company's affiliates	200,399
Other current assets	70
Investments in affiliated companies	—

Total assets	$236,236

LIABILITIES AND STOCKHOLDER'S DEFICIT
Liabilities not subject to compromise:
Accounts payable and accrued expenses	$3,476

Total liabilities not subject to compromise	3,476

Liabilities subject to compromise:
Accounts payable and accrued expenses	400
Due to UPC and its affiliates	4,324
Notes payable and accrued interest to RCI	6,139
Notes payable and accrued interest to UPC and its affiliates	481,737
UPC Polska Notes (1)	456,992

Total liabilities subject to compromise	949,592

Total liabilities	953,068

Stockholder's deficit:
Common stock, $.01 par value; 1,000 shares authorized, issued and outstanding as of September 30, 2003	—
Paid-in capital	933,151
Accumulated deficit	(1,649,983)

Total stockholder's deficit	(716,832)

Total liabilities and stockholder's deficit	$236,236

(1)
Prior to the Petition Date, the UPC Polska Notes were carried on the Company's books at an amount higher than accreted value per indenture agreements as a result of purchase accounting adjustments recorded when UPC acquired the Company. As of the Petition Date the carrying value was reduced to amounts expected to be allowed as claims in the Chapter 11 case.

Condensed Information as to the Financial Results of the Debtor
(Stated In Thousands of U.S. Dollars)
(Unaudited)

FOR THE PERIOD FROM JULY 7, 2003 (THE PETITION DATE) TO SEPTEMBER 30, 2003
Operating income/(loss)	$—
Interest and investment income, third party	2
Equity in net losses of affiliated companies	(14,862)
Foreign exchange gain, net (1)	3,668
Non-operating expense, net	(860)

Loss before income taxes and reorganization items	(12,052)
Reorganization items
Write down of the UPC Polska Notes	19,545
Professional fees	(2,488)

Total reorganization items	17,057
Income before income taxes	5,005
Income tax expense	—

Net income	$5,005

(1)
Foreign exchange gain, net relates to unrealized currency exchange gains on the Company's loans to affiliated companies.

Condensed Information as to the Cash Flows of the Debtor
(Stated In Thousands of U.S. Dollars)
(Unaudited)

FOR THE PERIOD FROM JULY 7, 2003 (THE PETITION DATE) TO SEPTEMBER 30, 2003
Cash flows from operating activities:
Net income	$5,005
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net losses of affiliated companies	14,862
Unrealized foreign exchange gain	(3,668)
Write down of the UPC Polska Notes	(19,545)
Other	7
Changes in operating assets and liabilities:
Other current assets	5
Accounts payable and accrued expenses	3,271

Net cash used in operating activities	(63)

Cash flows from investing activities	—

Cash flows from financing activities	—

Net decrease in cash and cash equivalents	(63)
Cash and cash equivalents at beginning of period	35,830

Cash and cash equivalents at end of period	$35,767

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

        Continuing into the second fiscal quarter of 2003, the Company held further discussions with representatives of UPC Telecom, Belmarken and certain holders of the UPC Polska Notes about the process for, and the terms of, a reorganization of the Company and a restructuring of the Company's indebtedness. These discussions culminated in the execution, on June 19, 2003, of the Restructuring Agreement, which was extended to an additional creditor on July 2, 2003. The Restructuring Agreement provides for a restructuring substantially on the same terms contained in the Plan of Reorganization.

        In the Restructuring Agreement, the parties agreed to implement the proposed restructuring through a plan of reorganization under Chapter 11. UPC Telecom and Belmarken and the participating noteholders also agreed, subject to the terms and conditions of the Restructuring Agreement, to vote their claims in favor of the Plan of Reorganization. As of the date of this filing, the participating noteholders (excluding UPC Telecom and Belmarken) represented approximately 75% (in value) of all outstanding UPC Polska Notes held by third parties that are not affiliates of the Company (approximately 17% of all outstanding UPC Polska Notes are held by UPC Telecom).

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

        On October 27, 2003, UPC Polska filed its First Amended Disclosure Statement and First Amended Plan of Reorganization with the Bankruptcy Court. A hearing was held in the Bankruptcy Court on October 29, 2003, pursuant to which the Bankruptcy Court approved the First Amended Disclosure Statement. A hearing for confirmation of the First Amended Plan of Reorganization is scheduled for December 3, 2003.

        The Official Committee of Unsecured Creditors (the "Creditors Committee") has informed the Company that it does not intend to support the Plan of Reorganization or the proposed restructuring as currently proposed, because, among other things, the Creditors Committee believes that the Plan of Reorganization overcompensates certain affiliated creditors of the Company and that the Plan of Reorganization is therefore unfair to non-insider creditors. Nevertheless, the Company believes that bondholders owning 75% (in value) of the UPC Polska Notes held by unaffiliated third parties, including four of the seven members of the Creditors Committee, are obligated by the Restructuring Agreement to vote their claims in favor of the Plan of Reorganization.

        If the Company is not able to complete the restructuring contemplated by the Plan of Reorganization, the Company might be required to liquidate or take other restructuring actions. These may have a greater adverse effect on the Company's financial condition and results of operations and the value of its debt than the restructuring contemplated by the Plan of Reorganization.

BACKGROUND TO RESTRUCTURING

        During 2001, the Company reviewed its long term plan for all segments of its operations and identified businesses which were profitable on an operating profit basis and businesses which required extensive additional financing to become profitable. These reviews resulted in a determination that, as of that point, the Company's only profitable business on an operating profit basis was cable television and it could not provide further financing to its digital direct-to-home ("D-DTH") and programming businesses. As a result, the Company decided to dispose of its D-DTH and programming businesses and revised its business strategy for cable television from aggressive growth to a focus on achievement of positive cash flow.

        Even after the disposal of its D-DTH and programming businesses, the Company faced substantial financial issues. The Company had substantial payment obligations on its third party and affiliated company debt commencing in 2004, as well as significant commitments under operating leases and programming rights contracts. Under the contractual terms of the UPC Polska Notes, interest payments aggregate to approximately $50.8 million per annum in 2004 and approximately $69.2 million per annum in 2005 and thereafter. At September 30, 2003, the unpaid accrued and capitalized interest owing to UPC Telecom and Belmarken aggregated to approximately $141.2 million.

        In prior years, UPC and Belmarken permitted the Company to defer payment of interest due from the Company. In addition, UPC Telecom and Belmarken had agreed to permit such deferral until the earlier of (A) April 1, 2004 or (B) the occurrence of any other event of default under any of the Company's loans from UPC Telecom or Belmarken, or any acceleration of debts in excess of $15.0 million under any agreement evidencing debt of the Company. Under the Indentures governing the UPC Polska Notes and the agreements governing the loans payable to UPC Telecom and Belmarken, the Company's filing of a voluntary petition for relief under Chapter 11 on July 7, 2003 created an event of default. Consequently, waivers received from UPC Telecom and Belmarken expired on July 7, 2003. Due to these facts, the entire indebtedness of the Company owed to UPC and its affiliates as well as the UPC Polska Notes, have been classified as liability subject to compromise as of September 30, 2003.

        In February 2003, Poland Communications, Inc. ("PCI") elected to satisfy and discharge the Poland Communications, Inc. Notes ("PCI Notes") in accordance with the Indenture governing the PCI Notes (the "PCI Indenture"). On March 19, 2003, the Company deposited with the PCI Indenture trustee $15.8 million, an amount to be held in trust and sufficient to pay and discharge the entire indebtedness of the PCI Notes plus accrued interest at maturity (November 3, 2003). Since PCI is not a party to the Plan of Reorganization, PCI's obligation to pay the PCI Notes as described above is not affected by the Chapter 11 case. On the Company's consolidated balance sheet as of September 30, 2003, restricted cash of approximately $15.7 million includes approximately $15.1 million held in an escrow account with the PCI Indenture trustee. As a result of the discharge of the PCI Notes, PCI has been released from its covenants contained in the PCI Indenture. The PCI Notes were redeemed on November 3, 2003. The remaining part of restricted cash is a deposit held as a collateral for guarantee for the rent of the Company's office space.

        The RCI Note bears interest of 7% per annum and matured in August 2003. UPC is the guarantor of the note. Since an event of default occurred under UPC's indentures, which was not cured or waived within the applicable grace period, a cross-default occurred under the RCI Note. As a result, RCI had the right to receive interest at the default rate of 12% per annum and to accelerate the repayment of the RCI Note. On January 15, 2003, RCI filed a complaint in the Superior Court in New Castle County, Delaware against the Company regarding its default on the RCI Note. The demand was made for immediate payment in full of the unpaid $6.0 million principal amount of the RCI Note together with all accrued and unpaid interest at the default rate. The litigation was formally served on January 29, 2003. On February 25, 2003, a default judgment was entered against the Company in the amount of $6,110,465.60 (representing the outstanding principal and accrued interest from January 1, 2003 through February 25, 2003) plus an unidentified amount for "all other costs of this action". The Company has not paid any amounts demanded by RCI, or filed responsive pleadings in the litigation. RCI started at the end of June 2003 a procedure in the District Court of Warsaw to enforce the default judgment rendered by the Delaware court. Because the Company had filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, this enforcement action was covered by the automatic stay and was therefore suspended.

        Assuming that the Restructuring is successfully implemented, the Company anticipates that the primary sources of capital used by the Company and its subsidiaries through 2005 will be cash on hand, cash flows from operations and improvements in their working capital positions. The Company does not anticipate access to the capital markets as a source of funding unless required for the launch of new services and/or the repayment of New Senior Notes. The Company believes that its existing cash balances, working capital and operating cash flow will be sufficient to allow for successful implementation and confirmation of the Plan of Reorganization. Should the Company's operating results fall behind the Company's current business plan, there is uncertainty as to whether the Company will have sufficient funds to meet its planned capital expenditures and/or any future debt commitments.

3.     BASIS OF PRESENTATION

BASIS OF PRESENTATION

        The information furnished by the Company has been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to these rules and regulations. The Company maintains its books of accounts in Poland, the Netherlands and in the United States of America in accordance with local accounting standards in the respective countries. These financial statements include all adjustments to the Company's statutory books to present these statements in accordance with U.S. GAAP. The consolidated financial statements include the financial statements of UPC Polska, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited, but in the opinion of management, reflect all adjustments which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim period and the Company's financial position as of September 30, 2003. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC (the "2002 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

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

        As discussed in Note 2, the Company filed a petition for relief under Chapter 11 of the U.S Bankruptcy Code and the Company filed a Plan of Reorganization with the U.S. Bankruptcy Court. Further, the Plan of Reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might be necessary as a consequence of the Plan of Reorganization. In connection with the Chapter 11 proceedings, the Company is required to prepare its consolidated financial statements as of September 30, 2003, in accordance with SOP 90-7. In accordance with SOP 90-7, all of the Company's pre-petition liabilities that are subject to compromise under the proposed Plan of Reorganization are segregated in the Company's consolidated balance sheet as liabilities subject to compromise and are recorded at the amounts expected to be allowed as claims in the Chapter 11 case.

        Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statements to conform to the unaudited consolidated financial statement presentation for the three and nine months ended September 30, 2003.

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of UPC Polska, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

4.     INTANGIBLE ASSETS

        On January 1, 2002 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" issued by the Financial Accounting Standards Board ("FASB"). Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is performed at the reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

        As a result of the Company's impairment test completed in the fourth quarter of 2002, the Company recorded a goodwill impairment charge of approximately $371.0 million, net of income taxes of zero, as a cumulative effect of accounting change. As a result of the adoption of SFAS No. 142, the net book value of goodwill as at September 30, 2003 and December 31, 2002 is zero.

        The Company's amortized intangible assets consist of software licenses in the net amount of approximately $0.7 million as of September 30, 2003. As of September 30, 2003 the gross carrying value and accumulated depreciation amounted to approximately $4.1 million and $3.4 million, respectively.

5.     RELATED PARTY TRANSACTIONS

        During the ordinary course of business, the Company enters into transactions with related parties. The principal related party transactions are described below.

CALL CENTER REVENUE

        During 2002, the Company provided certain call center services to Telewizyjna Korporacja Partycypacyjna S.A. ("TKP"), a company in which the Company holds a 25% equity interest. The total revenue from these services amounted to $0 and approximately $1.9 million for the three and nine months ended September 30, 2002, respectively. These call center services were terminated in the second quarter of 2002.

OTHER REVENUE

        Commencing April 2002, the Company has provided certain IT services relating to a subscriber's management system to other Central European affiliates of UPC. The total revenue from these services amounted to $146,000 and $372,000 for the three and nine months ended September 30, 2003, respectively, as compared to $129,000 and $410,000 for the three and nine months ended September 30, 2002.

        Commencing March 2003, the Company has provided certain marketing services related to internet market research to an affiliate of UPC. The total revenue from these services amounted to $236,000 and $668,000 for the three and nine months ended September 30, 2003, respectively.

        Additionally, during the nine month period ended September 30, 2002, the Company provided to TKP certain IT services for D-DTH subscriber data migration to TKP's D-DTH platform. The total revenue from these services amounted to $26,000 and $247,000 for the three and the nine months ended September 30, 2002. These revenues were generated primarily during the three quarters of 2002 and no additional services were provided to TKP to generate such revenue for the remainder of 2002 and the year 2003.

DIRECT OPERATING EXPENSES CHARGED BY AFFILIATES

        Certain of the Company's affiliates have provided programming to the Company. The Company incurred programming fees from these affiliates of $552,000 and $1,956,000 for the three and nine months ended September 30, 2003, respectively, as compared to $896,000 and $2,367,000 for the three and nine months ended September 30, 2002, respectively.

        The Company also receives Canal+ Multiplex programming from TKP. The total cost related to this service amounted to $198,000 and $601,000 for the three and nine months ended September 30, 2003, respectively, as compared to $170,000 and $338,000 for the three and nine months ended September 30, 2002, respectively.

        The Company has incurred direct costs related to internet services from its affiliates amounting to $537,000 and $1,669,000 for the three and nine months ended September 30, 2003, respectively, as compared to $413,000 and $1,113,000 for the three and nine months ended September 30, 2002, respectively.

        As of September 30, 2003, accounts payable with respect to direct operating expenses charged by affiliates amounted to $2,036,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        UPC and its affiliates provide the Company with services such as legal services, negotiation of contracts with programmers, financial reporting assistance, investor relations, corporate communications, information technology, equipment procurement and facilities. UPC allocates to the Company a proportionate share of such costs for these services based on the Company's revenues. During the three and the nine months ended September 30, 2003, UPC charged the Company $716,000 and $2,080,000, respectively, as compared to $1,521,000 and $4,263,000 for the three and the nine months ended September 30, 2002, respectively, for those services. The above charges are shown as a component of selling, general and administration expenses in the consolidated statements of operations.

        As a result of entering into the Chapter 11 proceedings on July 7, 2003, the amount of $4,324,000 payable to UPC and its affiliates with respect to the above charges is subject to compromise and, in accordance with SOP 90-7, as of September 30, 2003 that amount has been included in the Company's balance sheet within "Liabilities subject to compromise" (Note 2). Additionally, as of September 30,

2003 the Company had $1,432,000 of accounts payable to affiliates with respect to charges received for the above services that are not subject to compromise.

        The Company has been recharged by UPC and its affiliate with external legal costs related to the HBO litigation (see Note 6 Commitments and Contingencies—Litigation and Claims). During the three and the nine months ended September 30, 2003, those costs amounted to $0 and $300,000, respectively.

NOTES PAYABLE TO UPC AND ITS AFFILATES

        As discussed in Note 2, in accordance with SOP 90-7, notes payable and accrued interest to UPC and its affiliates have been adjusted to amounts expected to be allowed as claims in the Chapter 11 case and included in the Company's balance sheet as of September 30, 2003 within "Liabilities subject to compromise".

        As discussed in Note 2, in accordance with SOP 90-7, interest expense is reported only to the extent that it will be paid during the bankruptcy proceedings or that it is an allowed claim. The interest expense on the loans payable to UPC Telecom and its affiliate allowed as a claim for the three and the nine months ended September 30, 2003 is $751,000 and $23,363,000, respectively. The contractual interest expense on these loans is $11,494,000 and $34,106,000 for the three and the nine months ended September 30, 2003, respectively.

        The interest expense incurred by the Company in relation to the loans payable to UPC Telecom and its affiliate for the three and the nine months ended September 30, 2002 amounted to $11,720,000 and $35,559,000, respectively.

EXPENSE REIMBURSEMENT AGREEMENT

        The Company entered into an expense reimbursement agreement on April 10, 2003, with UPC Telecom and Belmarken. In consideration for the expense, time, and effort undertaken by UPC Telecom and Belmarken in connection with the review and evaluation of the materials provided by the Company or otherwise requested in writing by the Company ("Restructuring Analysis"), the Company unconditionally agreed to pay the reasonable fees and expenses to a maximum of $400,000 of UPC Telecom, Belmarken and their respective representatives in connection with the Restructuring Analysis and the negotiation, consummation and documentation of any restructuring transaction in respect of the Company to which UPC Telecom and/or Belmarken are parties. As a result of entering into the Chapter 11 proceedings on July 7, 2003, charges payable with respect to such fees and expenses are subject to compromise, and in accordance with SOP 90-7, as of September 30, 2003, the corresponding amount of $400,000 has been included in the Company's balance sheet within "Liabilities subject to compromise" (Note 2).

        This agreement was superseded by the provisions contained in the Plan of Reorganization whereby UPC is entitled to receive compensation for reasonable fees and expenses. During the three and nine months periods ended September 30, 2003, the Company recognized accrued expenses for such fees in the amount of $1,065,000, of which $353,000 was incurred after the Petition Date.

6.     COMMITMENTS AND CONTINGENCIES

BUILDING LEASES

        The Company leases several offices and warehouses within Poland under cancelable operating leases. The future non-cancelable lease payments as of September 30, 2003 amounted to approximately $5,794,000 including $1,260,000 payable in 2003.

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

        Minimum future lease commitments for the aforementioned conduit leases relate to 2003 and 2004 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximate $972,000 as of September 30, 2003.

PROGRAMMING COMMITMENTS

        The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms that range from one to twenty years and require that the license fees be paid either at a fixed amount (guaranteed minimum) payable at the time of execution or based upon an actual number of subscribers connected to the system each month. As of September 30, 2003, the Company had an aggregate minimum commitment in relation to fixed obligations resulting from these agreements of approximately $24,163,000 over the next sixteen years, approximating $267,000 in 2003, $1,103,000 in 2004, $1,147,000 in 2005, $1,086,000 in 2006, $1,103,000 in 2007 and $19,457,000 in 2008 and thereafter. In addition, the Company has a variable obligation in relation to these agreements, which is based on the actual number of subscribers in the month for which the fee is due.

        In connection with the transaction in which the Company acquired its interest in TKP, TKP assumed the programming rights and obligations directly related to the Company's D-DTH business and assumed the Company's guarantees relating to the Company's D-DTH business. Pursuant to the agreements entered into with respect to that transaction, the Company remains contingently liable for the performance under the assigned contracts. As of September 30, 2003, management estimates its potential exposure under these assigned contracts to be approximately $15,967,000.

GUARANTEES AND INDEMNITIES

        The Company from time to time issues guarantees and indemnities in favor of other persons. In connection with the transaction in which it acquired its interest in TKP, the Company made:

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

        The Company is liable under the representations, warranties and indemnities for claims relating to tax, social security or custom matters for companies it contributed to TKP in connection with the transaction (Wizja TV Sp. z o.o. and UPC Broadcast Center Ltd.). The liability expires prior to the end of the 30-day period after the expiration of the relevant statue of limitations.

        The Company is liable on certain programming contracts relating to the contributed assets, the benefits of which were transferred or made available to TKP by the Company. To the extent the Company has not been released from these contracts, it will be liable for performance in the event TKP fails to perform. The Company estimates its maximum potential liability on these contracts to be approximately $16.0 million.

        The Company is liable for collection of a specific receivable taken over by TKP. The Company is required to compensate to TKP any shortfall if the collected amount on this receivable is less than PLN 2.9 million (approximately $0.7 million as of September 30, 2003).

        The Company has not recorded the amount of any of the contingent obligations discussed above in its financial statements. There are no recourse provisions relating to any of the contingent obligations that would enable the Company to recover from third parties any amounts it is required to pay on the contingent obligations.

REGULATORY FRAMEWORK

        On January 1, 2003, an amendment to the Polish Copyright Law came into force, which, among other things, removed a statutory license for cable operators to use the content of various providers. Until that date, the statutory license was used by all cable operators in Poland to retransmit domestic and foreign free-to-air ("FTA") channels without formal agreements with the broadcasters, primarily Polish channels (e.g., TVP, Polsat, TVN) and a number of foreign FTAs (e.g., German channels).

        The removal of the statutory license required cable operators to enter into formal agreements with all broadcasters and copyright associations by January 1, 2003. Given the very short timeframe within which the statutory license was removed, the Company remains in the process of negotiating and signing contracts with broadcasters. Anticipating the amendment to the Polish Copyright Law, in December 2002, the Company approached the predominantly German and French FTAs, seeking their consent for the cable distribution, free of charge, of their channels in Poland. A significant number of the broadcasters responded that no authorization in the future would be granted without payment of license fees. Some of the broadcasters have reserved the right to claim remuneration for past distribution of their channels. Temporary permission for transmission from key Polish FTAs was granted to Polish Cable Association members, including a subsidiary of the Company, just before the January 1, 2003 effective date. After January 1, 2003, when the provisions removing the statutory license came into effect, approximately 28 channels were removed from the Company's channel line-ups. In September, 2003, a further amendment to the Polish Copyright Law was enacted to restore a statutory license for cable operators to use the content of various providers. This amendment allows cable operators in Poland to retransmit domestic and foreign FTA channels without formal agreements with the broadcasters, although they will still be obliged to pay license fees to such FTAs in an unspecified amount. This authorization will be valid until Poland joins the EU in May 2004.

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

        The Company has brought a claim to the Copyrights Commission in the Polish Ministry of Culture for the settlement of the conditions of a new license arrangement with ZAiKS, with a request that the license fee be set at 0.3% of cable subscription revenue (instead of 3.5% of cable subscription revenue, as approved by the Minister of Culture in the remuneration tables for ZAiKS). With the entry into force of the amendment to the Polish Copyright Law restoring the statutory license, the proceedings before the Copyrights Commission might be suspended or discontinued. The Copyrights Commission is the administrative body with statutory power to settle disputes concerning the remuneration tables as well as disputes related to conclusion of license arrangements between copyright associations and users of copyrights and neighboring rights. Additionally, on July 2, 2003, the Polish Cable Association on behalf of all cable operators in Poland (including the Company) brought an appeal to the National Administrative Court against the recent decision of the Minister of Culture approving the remuneration tables for ZAiKS at 3.5% of cable subscription revenues. These proceedings are independent from one another.

        As a result of ongoing negotiations on September 19, 2003 the Company (as a member of the Polish Cable Association) acceded to the agreement concluded between the Polish Cable Association and the Polish Filmmakers Association (SFP), which represents about 70% of copyright holders in Poland. Based on this agreement, the Company will pay to SFP an advance payment at the rate of 0.765% of net revenue from subscription fees for retransmission of radio and television programs. The obligation of advance payment will expire at the date of conclusion of a long form agreement or after a six month-period, whichever occurs first.

        After January 1, 2003, certain other Polish copyright associations approached the Company demanding the negotiation of separate license agreements and payment of additional license fees. The Company has not entered into licensing agreements with these associations.

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

        In its answer in the arbitration, HBO asserted counterclaims against the Company, alleging that the Company was liable for minimum guarantees under the Cable Agreement, and also that the Company was liable for an increase in minimum guarantees under the D-DTH Agreement, based on the fact that the Company merged its D-DTH business with an affiliate of Canal+ in December 2001. The Company responded to the counterclaims by (i) denying that it owes any sums for minimum guarantees under the Cable Agreement, in light of the MFN clause, and (ii) denying that it owes any sums for an increase in minimum guarantees under the D-DTH Agreement, because it has not purchased an equity interest in HBO, a condition on which the Company contends the increase in minimum guarantees is predicated under the D-DTH Agreement.

        The Company intends to vigorously prosecute its claims and defend against HBO's counterclaims. The case is currently in arbitration. The Company has prepared the terms of reference, which include a mapping out of discovery needs, a timing/briefing schedule for future motions, and hearing dates. On April 15, 2003, the Arbitration Panel confirmed a schedule for the Company's request to have the matter decided on summary judgment. The oral argument occurred on May 29, 2003. The summary judgment motion was denied, and the discovery phase has begun. Submissions (such as witness statements, pretrial briefs and joint exhibits) were due in October 2003. On July 8, 2003, the Bankruptcy Court granted relief from the automatic stay imposed under section 362 of the Bankruptcy Code to allow the HBO Arbitration to continue in the ordinary course, up to and including entry of an adverse judgment. The Company need not seek any stay relief to enforce any favorable judgment. However, HBO may not enforce any judgment in its favor against UPC Polska and any such judgment against UPC Polska remains subject to the automatic stay, although HBO could enforce any such judgment against UPC Polska's subsidiaries which are party to the arbitration, but which are not party to or protected by UPC Polska's Chapter 11 proceeding.

        The evidentiary hearings occurred on November 4 and 5, 2003 and witnesses of both parties were heard. The verdict of the Arbitration Panel is expected to be announced by the end of the first quarter of 2004 at the earliest. At this stage, the Company is unable to predict the outcome of the arbitration process.

ZASP (Copyrights Association)

        ZASP, a Polish copyrights collective association, brought a claim against a subsidiary of UPC Polska in the Warsaw District Court on April 9, 2002. The claim concerns the payments of copyright and related rights due from such UPC Polska subsidiary, because it has used certain artistic performances in its cable TV transmissions. UPC Polska's subsidiary responded to the court that artistic performances are not entitled to any remuneration on the reemission field and therefore ZASP's claims are meritless. Additionally, based on ZASP's request, the court ordered UPC Polska's subsidiary to disclose information concerning gross revenues accruing to it for the period June 1, 1998 to June 30, 2002. The District Court issued a decision which UPC Polska's subsidiary appealed on July 2, 2002 based on the same argument as the response to the claim.

        On January 17, 2003 the Appeal Court rejected UPC Polska's subsidiary's appeal and supported the order of the District Court. The Company submitted to the Court information concerning gross revenues accruing to it from June 1, 1998 to June 30, 2002. On January 23, 2003 UPC Polska's subsidiary brought an additional letter to the Court requesting it to reject ZASP's claim due to the lack of civil court jurisdiction. On July 2, 2003 the first hearing took place, during which ZASP asserted the value of its claim as approximately $750,000. On July 31, 2003 UPC received the District Court's verdict (issued during closed session) refusing to dismiss the ZASP suit based on lack of civil court jurisdiction. In reaction UPC Polska's subsidiary delivered an appeal to the Appeal Court on August 7, 2003. As of the date of the filing of this Quarterly Report on Form 10-Q, the case is still pending. The next hearing date has not been scheduled by the Appeal Court. The Company will defend itself vigorously against the claim. However, the Company is unable to predict the final outcome of the case.

DIVIDEND RESTRICTIONS

        The Company's Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish Accounting Principles. As of September 30, 2003, the Company's Polish subsidiaries have no profit available for distribution as dividends.

ESTIMATED LOSSES FROM LITIGATIONS AND CLAIMS

        For the nine month period ended September 30, 2003, the Company accrued $8.0 million in relation to ongoing litigation, as described above.

7.     CURRENT PORTION OF LONG TERM DEBT; COMMITMENTS UNDER CONTRACTS

        As a result of the Company's filing of a petition for relief under Chapter 11 of the U.S. Bankruptcy Code substantially all of the Company's debt, except for PCI Notes (excluded from the Chapter 11 proceedings), is subject to compromise and following application of SOP 90-7 has been included within liabilities subject to compromise in the Company's balance sheet as of September 30, 2003 (Note 2).

        On March 19, 2003, the Company deposited with the PCI Indenture trustee $15.8 million, an amount to be held in trust and sufficient to pay and discharge the entire indebtedness of the PCI Notes plus accrued interest at maturity on November 3, 2003. The PCI Notes were redeemed on November 3, 2003.

        The following table presents the Company's minimum future commitments under the contractual terms of its programming, lease contracts and contingent liabilities related to assumed programming contracts (as discussed in Note 6—Commitments and Contingencies):

	2003	2004	2005	2006	2007	2008 and thereafter	Total
	(in thousands)
Building	$1,260	$1,815	$1,750	$818	$151	$—	$5,794
Conduit	829	143	—	—	—	—	972
Vehicle	5	20	12	—	—	—	37
Programming	267	1,103	1,147	1,086	1,103	19,457	24,163
Other	129	25	3	2	—	—	159
Headend	23	4	—	—	—	—	27

Total	$2,513	$3,110	$2,912	$1,906	$1,254	$19,457	$31,152

Assumed contracts	$2,747	$8,191	$5,029	$—	$—	$—	$15,967

8.     SEGMENT INFORMATION

        Since January 1, 2002, the Company has operated with only one segment, its cable operations.

9.     INCOME TAX

        On September 3, 2003 as a result of the increase of indirect ownership of Liberty Media, Inc. in the Company and other indirect ownership changes, UPC Polska became subject to the change of control provisions of section 382 of the Internal Revenue Code. As a consequence, UPC Polska cannot net any pre-change losses incurred prior to September 3, 2003 against income generated after the ownership change date. In addition, UPC Polska had a significant "net unrealized built-in loss," as defined in Section 382(h) of the Internal Revenue Code, inherent in its assets on the date of the ownership change. As a result, to the extent the Company sells these assets before September 3, 2008, it may be limited in its ability to use some, or all of the respective built-in-losses to offset other items of taxable income. The Company has intention to convert UPC Polska, Inc. into limited liability company by the end of 2004.

10.   SUBSEQUENT EVENTS

        For information regarding events on the proposed restructuring of the Company, subsequent to September 30, 2003, see Note 2 to these consolidated financial statements.

        For information regarding redemption of the PCI Notes, see Note 7 to these consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis provides information concerning the results of operations and financial condition of UPC Polska, Inc. debtor-in-possession (the "Company"). Such discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of the Company, including the notes thereto. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of the Company's 2002 Annual Report on Form 10-K. The following discussion focuses on material trends, risks and uncertainties affecting the results of operations and financial condition of the Company.

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

        In addition, the Company is subject to risks and uncertainties related to its proposed restructuring, discussed below, including but not limited to:

  •
  the ability of the Company to restructure its outstanding indebtedness on a satisfactory and timely basis;

  •
  the ability of the Company and UPC Polska Finance, Inc. ("Polska Finance") to confirm and consummate the Plan of Reorganization under the Bankruptcy Code;

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

        The report of the Company's independent accountant, KPMG Polska Sp. z o.o., on the Company's consolidated financial statements for the year ended December 31, 2002, includes a paragraph that states that the Company has suffered recurring losses from operations and has a net capital deficiency and negative working capital that raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to restructure its indebtedness and continue as a going concern. Investors in the Company should review carefully the report of KPMG Polska Sp. z o.o. There can be no assurance the Company will be able to continue as a going concern.

REORGANIZATION UNDER BANKRUPTCY CODE

        Pursuant to a restructuring agreement dated June 19, 2003 between UPC Polska, Inc., UPC Telecom B.V. ("UPC Telecom"), Belmarken Holding BV ("Belmarken") and certain noteholders of UPC Polska Senior Discount Notes due 2009, UPC Polska Series C Discount Notes due 2008 and UPC Polska Senior Notes due 2008 (collectively, the "UPC Polska Notes") (the "Restructuring Agreement"), on July 7, 2003, the Company filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the "U.S. Bankruptcy Code"), and on July 8, 2003, the Company filed a pre-negotiated plan of reorganization, with the United States Bankruptcy Court for the Southern District of New York (the "U.S. Bankruptcy Court") (Case No. 03-14358) and on July 28, 2003, the Company filed a disclosure statement with the U.S. Bankruptcy Court. On October 27, 2003, the Company filed a First Amended Disclosure Statement (the "Disclosure Statement") with respect to the First Amended Chapter 11 Plan of Reorganization Jointly Proposed by UPC Polska, Inc. and UPC

Polska Finance, Inc (the "Plan of Reorganization"), which amended and superseded the plan of reorganization and the disclosure statement previously filed with the Bankruptcy Court.

        The Plan of Reorganization was filed jointly by the Company and the UPC Telecom's subsidiary Polska Finance. During the pendency of the bankruptcy proceedings, the Company remains in possession of its properties and assets and the management of the Company continues to operate the business of the Company as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate the business of the Company, but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.

        As a result of the Company's filing for relief under Chapter 11, all the Company's outstanding debt became due and payable. The Company is entitled to various protections under the U.S. Bankruptcy Code, including an automatic stay, which, subject to certain exceptions, prohibits creditors from taking actions to collect or enforce claims against the Company during the pendency of the Chapter 11 proceedings.

        The Plan of Reorganization contemplates a restructuring of the Company's balance sheet, including the following principal terms:

  •
  third party holders of the UPC Polska Notes (excluding UPC Telecom, the Company's parent) will receive $80.0 million in cash and approximately $60.0 million in new 9.0% Senior Notes due 2006 (the "New Senior Notes") co-issued by the Company and Polska Finance, in exchange for the outstanding UPC Polska Notes held by such persons;

  •
  UPC Telecom and two other subsidiaries of UPC, Belmarken and UPC Operations B.V., will receive $15.0 million in cash and 100% of the newly issued common stock of reorganized UPC Polska, Inc. in exchange for the cancellation of all of the loans and amounts due to those affiliates of UPC and all of the UPC Polska Notes held by UPC Telecom; and

  •
  holders of all allowed general unsecured claims, including Reece Communications, Inc. ("RCI"), as holder of a note in the principal amount of $6.0 million issued by UPC Polska (the "RCI Note"), will receive the amount of cash and New Senior Notes per $1,000 claim amount of each allowed general unsecured claim against the Company which is equal to the amount of cash and New Senior Notes per $1,000 claim amount payable to holders of UPC Polska Notes (other than the UPC Polska Notes owned by UPC Telecom).

        Consummation of the Plan of Reorganization is subject to various conditions.

        Upon completion of the proposed restructuring of the Company, the New Senior Notes are expected to be the only long-term debt of the Company.

        For more information about the Plan of Reorganization and restructuring of UPC Polska, please see the First Amended Disclosure Statement which was filed as an exhibit to the Company's Form 8-K, dated October 30, 2003.

        As a result of entering into the Chapter 11 proceedings on July 7, 2003, the Company prepared its consolidated financial statements as of September 30, 2003 in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. The Company continues to apply generally accepted accounting principles as a going concern, which assumes the realization of assets and the payment of liabilities in the ordinary course of business. As required by SOP 90-7, pre-petition liabilities that are subject to compromise have been adjusted to amounts expected to be allowed as claims in the Chapter 11 case and segregated in the Company's balance sheet as "Liabilities subject to compromise". Furthermore, interest expense has been reported only to the extent that it will be paid during the bankruptcy proceedings or to the extent that it is an allowed claim. In addition, revenues, expenses, realized gains and losses, and provisions for losses resulting from the restructuring have been reported separately as "Reorganization items" in the statements of operations. Based on the Plan of Reorganization it is expected that upon emergence from the Chapter 11 case, the Company will not be required to adopt the fresh-start reporting provisions of SOP 90-7.

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

        Continuing into the second fiscal quarter of 2003, the Company held further discussions with representatives of UPC Telecom, Belmarken and certain holders of the UPC Polska Notes about the process for, and the terms of, a reorganization of the Company and a restructuring of the Company's indebtedness. These discussions culminated in the execution, on June 19, 2003, of the Restructuring Agreement, which was extended to an additional creditor on July 2, 2003. The Restructuring Agreement provides for a restructuring substantially on the same terms contained in the Plan of Reorganization.

        In the Restructuring Agreement, the parties agreed to implement the proposed restructuring through a plan of reorganization under Chapter 11. UPC Telecom and Belmarken and the participating noteholders also agreed, subject to the terms and conditions of the Restructuring Agreement, to vote their claims in favor of the Plan of Reorganization. As of the date of this filing, the participating noteholders (excluding UPC Telecom and Belmarken) represented approximately 75% (in value) of all outstanding UPC Polska Notes held by third parties that are not affiliates of the Company (approximately 17% of all outstanding UPC Polska Notes are held by UPC Telecom).

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

        On October 27, 2003, UPC Polska filed its First Amended Disclosure Statement and First Amended Plan of Reorganization with the Bankruptcy Court. A hearing was held in the Bankruptcy Court on October 29, 2003, pursuant to which the Bankruptcy Court approved the First Amended Disclosure Statement. A hearing for confirmation of the First Amended Plan of Reorganization is scheduled for December 3, 2003.

        The Official Committee of Unsecured Creditors (the"Creditors Committee") has informed the Company that it does not intend to support the Plan of Reorganization or the proposed restructuring as currently proposed, because, among other things, the Creditors Committee believes that the Plan of Reorganization overcompensates certain affiliated creditors of the Company and that the Plan of Reorganization is therefore unfair to non-insider creditors. Nevertheless, the Company believes that bondholders owning 75% (in value) of the UPC Polska Notes held by unaffiliated third parties, including four of the seven members of the Creditors Committee, are obligated by the Restructuring Agreement to vote their claims in favor of the Plan of Reorganization.

        If the Company is not able to complete the restructuring contemplated by the Plan of Reorganization, the Company might be required to liquidate or take other restructuring actions. These may have a greater adverse effect on the Company's financial condition and results of operations and the value of its debt than the restructuring contemplated by the Plan of Reorganization.

OVERVIEW

        The Company operates the largest cable television system in Poland with approximately 1,872,800 homes passed as of September 30, 2003. As of September 30, 2003 the Company had approximately 980,580 total cable television subscribers and approximately 23,180 internet subscribers. The Company's overall revenue has increased $3.2 million or 17.0% from $18.8 million for the three months ended September 30, 2002 to $22.0 million for the three months ended September 30, 2003 and has increased $4.8 million or 8.1% from $59.5 million for the nine months ended September 30, 2002 to $64.3 million for the nine months ended September 30, 2003.

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

        The Company is also continuing to increase the effectiveness of its operations and reduce its expenses by further:

  •
  enhancing internal controls;

  •
  improving debt collection activities;

  •
  improving corporate decision-making processes; and

  •
  reorganizing the Company so as to simplify its legal and operational structure.

        The Company's revenues are, and will continue to be, derived primarily from monthly subscription fees for its services. For the nine months ended September 30, 2003, approximately 97.4% of the Company's revenue was derived from monthly subscription fees. For the nine months ended September 30, 2002, 93.3% of the Company's revenue was derived from monthly subscription fees. Monthly subscription fees include fees from various cable television packages and internet services.

        The Company charges its cable television subscribers fixed monthly fees for their choice of service packages and for other services. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At September 30, 2003, approximately 62.6% of the Company's subscribers received its basic package. The individual subscriber receiving basic package is charged, on average, a monthly subscription fee of $11.23 (including 22% VAT).

        For an additional monthly charge, certain of the Company's cable networks have offered two premium television services, HBO Poland and Canal+ Multiplex. In February 2002, the Company began distribution of Canal+ Multiplex, a Polish-language premium package of three movie, sport and general entertainment channels, through its network on terms set forth in the agreement with Canal+ governing the Company's investment in TKP. The Company and TKP are still negotiating a definitive long-form channel carriage agreement for carriage of Canal+ Multiplex. Starting from December 2002, the Company introduced the HBO 2 channel to most of its cable networks. The Company offers HBO Poland channels and Canal+ Multiplex for approximately $8.79 and $9.80 per month, respectively (including 22% VAT). The Company also offers these channels as one package at approximately $14.82 per month (including 22% VAT) prior to regular promotional discounts.

        The Company also provides internet services to its customers. The Company is currently expanding its internet ready network in Warsaw and Krakow and began providing internet services in Gdansk and Katowice in April 2003. Revenue of $1.9 million and $5.1 million for the three and the nine months ended September 30, 2003, respectively, as compared to $1.0 million and $2.8 million for the corresponding periods in 2002 was attributable to the Company's internet services. Internet subscribers are charged a standard monthly subscription fee of approximately $37.44 for internet access and approximately $44.98 for combined package of cable television and internet access (including 7% VAT on the internet service part and 22% VAT on the cable television service part). Prices are regularly discounted for longer term contracts. The standard installation fee is approximately $61.56 for existing cable customers and approximately $75.13 for new customers (including 22% VAT). However, the Company offers promotional installation at a discounted price of $12.31 (including 22% VAT).

        The Company's pricing strategy is focused on maintaining cable basic subscribers, aggressively raising rates on low-priced services (such as broadcast package) and generating incremental revenue from additional services offered to basic cable customers such as internet services and premium channels.

        The Company divides operating expenses into:

  •
  direct operating expenses,

  •
  selling, general and administrative expenses,

  •
  depreciation and amortization expenses, and

  •
  estimated losses from litigations and claims.

        During the nine months ended September 30, 2003, direct operating expenses consisted of programming expenses, maintenance and related expenses necessary to service, maintain and operate the Company's cable systems, billing and collection expenses and customer service expenses. Selling, general and administrative expenses consisted principally of administrative costs, including office related expenses, professional fees and salaries, wages and benefits of non-technical employees, advertising and marketing expenses, bank fees and bad debt expense. Depreciation and amortization expenses consisted of depreciation of property, plant and equipment and amortization of intangible assets.

RESULTS OF OPERATIONS

        Since January 1, 2002, the Company has operated only one segment—its cable operations.

        REVENUE.    Revenue increased $3.2 million, or 17.0%, from $18.8 million in the three months ended September 30, 2002 to $22.0 million in the three months ended September 30, 2003 and increased $4.8 million, or 8.1%, from $59.5 million in the nine months ended September 30, 2002 to $64.3 million in the nine months ended September 30, 2003. This increase was attributable to a number of factors. Revenue from internet subscriptions increased from $1.0 million for the three months ended September 30, 2002 to $1.9 million for the three months ended September 30, 2003 and increased from $2.8 million for the nine months ended September 30, 2002 to $5.0 million for the nine months ended September 30, 2003. Also, cable revenue increased from $17.6 million for the three months ended September 30, 2002 to $19.9 million for the three months ended September 30, 2003 and increased from $55.8 million for the nine months ended September 30, 2002 to $58.6 million for the nine months ended September 30, 2003. This increase is attributable primarily to a rate increase in the second quarter of 2003. This increase was partially offset by the lack of additional revenue generated from services provided to TKP, which amounted to $2.1 million for the nine months ended September 30, 2002.

        During the three and the nine months ended September 30, 2003, the Company generated approximately $1.2 million and $3.6 million, respectively, of premium subscription revenue as compared to $0.9 million and $2.8 million for the three and the nine months ended September 30, 2002, respectively.

        Revenue from installation fees amounted to $187,000 and $491,000 for the three and the nine months ended September 30, 2003 as compared to $105,000 and $266,000 for the three and the nine months ended September 30, 2002, respectively.

        DIRECT OPERATING EXPENSES.    Direct operating expenses increased $0.9 million, or 9.1%, from $9.9 million for the three months ended September 30, 2002 to $10.8 million for the three months ended September 30, 2003 and decreased $1.2 million, or 3.9%, from $30.6 million for the nine months ended September 30, 2002 to $29.4 million for the nine months ended September 30, 2003, mainly as a result of the decrease of programming expenses. The decrease of programming expenses by $1.2 million results mainly from an adjustment of $2.0 million to the provision in relation to a programming contract, which is currently in dispute, partially offset by an increase in costs relating to new programming content.

        Direct operating expenses decreased from 52.7% of revenues for the three months ended September 30, 2002 to 49.1% of revenues for the three months ended September 30, 2003 and decreased from 51.4% of revenues for the nine months ended September 30, 2002 to 45.7% of revenues for the nine months ended September 30, 2003. The decreases in direct expenses as a percentage of revenues in such periods occurred primarily as a result of the increases in revenues during such periods.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    Selling, general and administrative expenses increased $1.4 million, or 25.9%, from $5.4 million for the three months ended September 30, 2002 to $6.8 million for the three months ended September 30, 2003 and decreased $0.6 million, or 3.0%, from $19.8 million for the nine months ended September 30, 2002 to $19.2 million for the nine months ended September 30, 2003. This decrease was attributable mainly to lower costs charged by UPC affiliates and improved operating efficiency in 2003. In the three and nine months ended September 30, 2003 the Company incurred $1.3 million and $3.0 million, respectively, of pre-petition professional fees related to the restructuring process.

        As a percentage of revenue, selling, general and administrative expenses increased from 28.7% for the three months ended September 30, 2002 to approximately 30.9% for the three months ended September 30, 2003 and decreased from 33.3% for the nine months ended September 30, 2002 to approximately 29.9% for the nine months ended September 30, 2003. The changes in selling, general and administrative expenses as a percentage of revenues in such periods occurred primarily as a result of factors described above, as well as the increases in revenues during such periods.

        DEPRECIATION AND AMORTIZATION.    Depreciation and amortization expense decreased $0.1 million, or 1.4%, from $7.1 million for the three months ended September 30, 2002 to $7.0 million for the three months ended September 30, 2003 and amounted to $21.7 million for the nine months ended September 30, 2002 and 2003. Depreciation and amortization expense as a percentage of revenues decreased from 37.8% for the three months ended September 30, 2002 to 31.8% for the three months ended September 30, 2003 and decreased from 36.5% for the nine months ended September 30, 2002 to 33.7% for the nine months ended September 30, 2003, because of the increase in revenues during the three and nine month periods ended September 30, 2003 as compared to the respective periods in 2002.

        ESTIMATED LOSSES FROM LITIGATIONS AND CLAIMS.    For the nine months ended September 30, 2003, the Company accrued $8.0 million in relation to ongoing litigations described in Note 6—Litigation and Claims.

        OPERATING LOSS.    Each of the factors discussed above contributed to operating losses of $2.6 million and $14.0 million for the three and the nine months ended September 30, 2003, respectively, as compared to operating losses of $3.6 million and $12.7 million for the three and the nine months ended September 30, 2002, respectively.

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

  •
  The internet service is subject to direct expenses of approximately 32.88% of revenue from the provision of internet access services and therefore contributes positively to the operating margins of the Company.

        INTEREST EXPENSE THIRD PARTY.    Interest expense decreased $13.7 million, or 91.9%, from $14.9 million for the three months ended September 30, 2002 to $1.2 million for the three months ended September 30, 2003 and decreased $10.1 million, or 23.4%, from $43.2 million for the nine months ended September 30, 2002 to $33.1 million for the nine months ended September 30, 2003. This decrease is principally due to the fact that no interest has accrued or been recorded on the Company's debt subject to compromise subsequent to the Company's Chapter 11 filing on July 7, 2003. The contractual interest expense on third party indebtedness subject to compromise for the three and the nine months ended September 30, 2003 is $16.3 million and $47.4 million, respectively.

        As of September 30, 2003 the Company made no interest payments on third party indebtedness subject to compromise since the filing for relief under Chapter 11.

        INTEREST EXPENSE CHARGED BY UPC AND ITS AFFILIATES.    Interest expense decreased $10.9 million, or 93.2%, from $11.7 million for the three months ended September 30, 2002 to $0.8 million for the three months ended September 30, 2003 and decreased $12.2 million, or 34.3%, from $35.6 million for the nine months ended September 30, 2002 to $23.4 million for the nine months ended September 30, 2003. This decrease is principally due to the fact that no interest has accrued or been recorded on the Company's debt subject to compromise subsequent to the Company's Chapter 11 filing on July 7, 2003. The contractual interest expense on the loans payable to UPC and its affiliates for the three and the nine months ended September 30, 2003 is $11.5 million and $34.1 million, respectively.

        As of September 30, 2003 the Company made no interest payments on the loans payable to UPC and its affiliates since the filing for relief under Chapter 11.

        INTEREST AND INVESTMENT INCOME.    Interest and investment income amounted to $0.3 million, $3.4 million, $0.9 million and $2.4 million for the three and the nine months ended September 30, 2003 and 2002, respectively. The increase for the nine months relates to interest on bank deposits and interest income of $2.3 million on a loan repaid by TKP.

        SHARE IN RESULTS OF AFFILIATED COMPANIES.    The Company recorded $0 million and $18.4 million of share in loss of affiliated companies for the three and the nine months ended September 30, 2002, respectively. The investment in TKP was written down to zero as of September 30, 2002, including write downs of $7.6 million in the first quarter of 2002 and $10.8 million in the second quarter of 2002.

        FOREIGN EXCHANGE LOSS/GAIN, NET.    For the three months ended September 30, 2003, foreign exchange loss amounted to $1.4 million, as compared to the gain of $0.3 million for the three months ended September 30, 2002 and for the nine months ended September 30, 2003, foreign exchange loss amounted to $1.4 million, as compared to the gain of $7.4 million for the nine months ended September 30, 2002 due to a less favorable structure of exchange rates of foreign currencies against the Polish zloty.

        REORGANIZATION ITEMS.    In connection with the Chapter 11 case, the Company is required to prepare consolidated financial statements as of September 30, 2003, in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants. In accordance with SOP 90-7, all of the Company's pre-petition liabilities that are subject to compromise under the proposed Plan of Reorganization are segregated in the consolidated balance sheet as liabilities subject to compromise. These liabilities are recorded at the amounts expected to be allowed as claims in the Chapter 11 case. The reorganization items include a credit of $19.5 million reflecting an adjustment to the carrying value of the UPC Polska Notes required to state them at the amounts expected to be allowed as claims in the Chapter 11 case and professional expenses of $2.5 million.

        INCOME TAX EXPENSE.    The Company recorded $0 and $54,000 of income tax expense for the three and the nine months ended September 30, 2003, as compared to $5,000 and $94,000 for the three and the nine months ended September 30, 2002.

        On September 3, 2003 as a result of the increase of indirect ownership of Liberty Media, Inc. in the Company and other indirect ownership changes, UPC Polska became subject to the change of control provisions of section 382 of the Internal Revenue Code. As a consequence, UPC Polska cannot net any pre-change losses incurred prior to September 3, 2003 against income generated after the ownership change date. In addition, UPC Polska had a significant "net unrealized built-in loss," as defined in Section 382(h) of the Internal Revenue Code, inherent in its assets on the date of the ownership change. As a result, to the extent the Company sells these assets before September 3, 2008, it may be limited in its ability to use some, or all of the respective built-in-losses to offset other items of taxable income. The Company has intention to convert UPC Polska, Inc. into limited liability company by the end of 2004.

        CUMULATIVE EFFECT OF ACCOUNTING CHANGE.    On January 1, 2002, upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company recorded a cumulative effect of accounting change of $371.0 million representing the goodwill write-off relating to the Company's cable business. As a result of the adoption of SFAS No. 142 on January 1, 2002 the net book value of goodwill as at September 30, 2003 and December 31, 2002 is zero.

        NET INCOME/LOSS.    Net income/loss changed from a loss of $29.6 million for the three months ended September 30, 2002 to income of $11.4 million for the three months ended September 30, 2003 and decreased from a loss of $472.1 million (which includes the amount of $371.0 million of cumulative effect of accounting change) for the nine months ended September 30, 2002 to a loss of $50.9 million for the nine months ended September 30, 2003, due to the factors discussed above.

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

        In 2002, UPC made capital contributions of $21.6 million. This compares to additional capital contributions of $48.5 million and additional loans of $40.5 million made by UPC in 2001. There were no capital contributions made by UPC during the nine months ended September 30, 2003.

        On September 30, 2003 and December 31, 2002, the Company had, on a consolidated basis, approximately $959.4 million and $923.7 million, respectively, aggregate principal amount of indebtedness outstanding, of which $481.7 million (including capitalized or accrued interest of $141.2 million) and $458.4 million (including capitalized or accrued interest of $117.8 million), respectively, was owed to UPC and its affiliates as at such dates. On December 2, 2002 UPC assigned all of the UPC Polska Notes owned by UPC and all rights and liabilities arising from UPC's loan agreements with UPC Polska to its wholly owned subsidiary, UPC Telecom. All of the loans from UPC and its affiliates to the Company bear interest at 11.0% per annum, and mature in 2007 and 2009. The loans from UPC include loans with an aggregate principal amount of $150.0 million that have been subordinated to the UPC Polska Notes and the Belmarken Notes. The loans from UPC have been used primarily for the repurchase of the UPC Polska Notes and the PCI Notes, to fund capital expenditures, operating losses and working capital primarily related to the development and operation of the Company's D-DTH business, and for general corporate purposes and certain other investments, including the acquisition of cable television networks and certain minority interests in the Company's subsidiaries which are held by unaffiliated third parties. As a result of the Company's filing of a voluntary petition for relief under Chapter 11, all of the Company's outstanding long-term debt, except for PCI Notes, has become due and payable and is classified as liabilities subject to compromise.

        Cash used for the purchase and build-out of the Company's cable television networks and the purchase of other property, plant, and equipment was $5.7 million for the nine months ended September 30, 2003 and $3.3 million for the nine months ended September 30, 2002. The Company had unrestricted cash of $106.1 million deposited in bank accounts of the Company and its subsidiaries as of September 30, 2003.

        As of September 30, 2003, the Company was committed to pay at least $31.2 million in guaranteed payments (including payments for programming and rights) over the next sixteen years of which at least approximately $2.5 million was committed through the end of 2003. In addition, the Company has a variable obligation in relation to programming agreements, which is based on the actual number of subscribers in the month for which the fee is due. In connection with the disposition of the D-DTH business, TKP assumed the Company's previous obligations under certain contracts. Pursuant to the definitive agreements governing the TKP transaction and the contracts which TKP assumed, the Company remains contingently liable for performance under those contracts. As of September 30, 2003, management estimates the potential exposure for contingent liability on these assumed programming contracts to be approximately $16.0 million.

        The following table presents the Company's minimum future commitments under the contractual terms of its programming and lease contracts and contingent liabilities related to assumed programming contracts:

	2003	2004	2005	2006	2007	2008 and thereafter	Total
	(in thousands)
Building	$1,260	$1,815	$1,750	$818	$151	$—	$5,794
Conduit	829	143	—	—	—	—	972
Vehicle	5	20	12	—	—	—	37
Programming	267	1,103	1,147	1,086	1,103	19,457	24,163
Other	129	25	3	2	—	—	159
Headend	23	4	—	—	—	—	27

Total	$2,513	$3,110	$2,912	$1,906	$1,254	$19,457	$31,152

Assumed contracts	$2,747	$8,191	$5,029	$—	$—	$—	$15,967

        As a result of the Company's filing of a voluntary petition for relief under Chapter 11, the Company's principal outstanding indebtedness, except for PCI Notes, has been classified as liabilities subject to compromise, including approximately $481.7 million of principal and accrued interest owing to UPC Telecom and Belmarken as at September 30, 2003 and approximately $457.0 million owing under the UPC Polska Notes as of September 30, 2003. Under the contractual terms of the UPC Polska Notes, interest payments were to aggregate to approximately $50.8 million per annum in 2004 and approximately $69.2 million per annum in 2005 and thereafter. At September 30, 2003, the unpaid accrued and capitalized interest owing to UPC Telecom and Belmarken aggregated to $141.2 million.

        Approximately $14.5 million in principal amount under the PCI Notes was classified as a current liability at September 30, 2003. In February 2003, PCI elected to satisfy and discharge the PCI Notes in accordance with the Indenture governing PCI Notes (the "PCI Indenture"). On March 19, 2003, the

Company deposited with the PCI Indenture trustee $15.8 million, an amount to be held in trust and sufficient to pay and discharge the entire indebtedness of the PCI Notes plus accrued interest at maturity (November 3, 2003). Since PCI is not a party to the Plan of Reorganization, PCI's obligation to pay the PCI Notes as described above is not affected by the Chapter 11 case. On the Company's consolidated balance sheet as of September 30, 2003, restricted cash of $15.7 million includes $15.1 million held in an escrow account with the PCI Indenture trustee. As a result of the discharge of the PCI Notes, PCI has been released from its covenants contained in the PCI Indenture. The PCI Notes were redeemed on November 3, 2003. The remaining part of restricted cash is a deposit held as a collateral for guarantee for the rent of the Company's office space.

        UPC's filing of a voluntary petition for relief under Chapter 11, as of September 30, 2003, resulted in an event of default under the RCI Note. The RCI Note bears interest of 7% per annum and matured in August 2003. UPC is the guarantor of the note. Since an event of default occurred under UPC's indentures, which was not cured or waived within the applicable grace period, a cross-default occurred under the RCI Note. As a result, RCI had the right to receive interest at the default rate of 12% per annum and to accelerate the repayment of the RCI Note. On January 15, 2003, RCI filed a complaint in the Superior Court in New Castle County, Delaware against the Company regarding its default on the RCI Note. The demand was made for immediate payment in full of the unpaid $6.0 million principal amount of the RCI Note together with all accrued and unpaid interest at the default rate. The litigation was formally served on January 29, 2003. On February 25, 2003, a default judgment was entered against the Company in the amount of $6,110,465.60 (representing the outstanding principal and accrued interest from January 1, 2003 through February 25, 2003) plus an unidentified amount for "all other costs of this action". The Company has not paid any amounts demanded by RCI, or filed responsive pleadings in the litigation. RCI started at the end of June 2003 a procedure in the District Court of Warsaw to enforce the default judgment rendered by the Delaware court. Because the Company filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, this enforcement action was covered by the automatic stay and was therefore suspended.

        As a result of the Company's filing of a petition for relief under Chapter 11 of the U.S. Bankruptcy Code all of the Company's debt, excluding PCI Notes, has been classified as liabilities subject to compromise. The Company presently expects that all of the debt listed below (except PCI Notes) will be satisfied pursuant to the Plan of Reorganization by the end of 2003, in exchange for equity securities, cash and approximately $61.0 million principal amount of New Senior Notes due 2006 (see Note 2 to the consolidated financial statements, "Reorganization Under Bankruptcy Code").

	Amount outstanding as of September 30, 2003	Amount outstanding as of December 31, 2002
	Book Value	Book Value
	(in thousands)
Notes payable to RCI former PCBV minority shareholders	$6,139	$6,000
UPC Polska Senior Discount Notes due 2009, net of discount	211,780	210,549
UPC Polska Series C Senior Discount Notes due 2008, net of discount	21,636	19,920
UPC Polska Senior Discount Notes due 2008, net of discount	223,576	214,298
PCI Notes, net of discount	14,509	14,509

Total	$477,640	$465,276

        Assuming that the Restructuring is successfully implemented, the Company anticipates that the primary sources of capital used by the Company and its subsidiaries through 2005 will be cash on hand, cash flows from operations and improvements in their working capital positions. The Company does not anticipate access to the capital markets as a source of funding unless required for the launch of new services and/or the repayment of New Senior Notes. The Company believes that its existing cash balances, working capital and operating cash flow will be sufficient to allow for successful implementation and confirmation of the Plan of Reorganization. Should the Company's operating results fall behind the Company's current business plan, there is uncertainty as to whether the Company will have sufficient funds to meet its planned capital expenditures and/or any future debt commitments. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on (i) the Company's ability to restructure its outstanding indebtedness to third parties and affiliates and (ii) the Company's ability to generate the cash flows required to enable it to maintain the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. The report of the Company's independent accountant, KPMG Polska Sp. z o.o., on the Company's consolidated financial statements for the year ended December 31, 2002, includes a paragraph that states that the Company has suffered recurring losses from operations and has a negative working capital and a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Investors in the Company should review carefully the report of KPMG Polska Sp. z o.o. There can be no assurance the Company will be able to continue as a going concern.

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

        The Company's short and long-term debt bears interest primarily at a fixed rate, and therefore the Company is neither materially benefited nor materially disadvantaged by variations in interest rates. Furthermore, in accordance with SOP 90-7, subsequent to its filing of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, the Company has not accrued any interest expense on its debt, except for the interest on PCI Notes.

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

        International operations constituted 100% of the Company's consolidated operating loss for the nine months ended September 30, 2003. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars and Euros. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the Polish zloty against the U.S. dollar or Euro that the Company is unable to offset through price adjustments will require it to use a large portion of its revenue to service its U.S. dollar or Euro denominated obligations and contractual commitments.

        The Company estimates that a further 10% change in foreign exchange rates would impact reported operating loss by approximately $1.3 million for the nine month period ended September 30, 2003. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar and Euro would result in a $1.3 million increase in the reported operating loss for the nine month period ended September 30, 2003. The Company believes that this quantitative measure has inherent limitations because it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

        Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty, but since 1999 the inflation has slowed. Inflation rates were approximately 7.3% in 1999, 10.1% in 2000, 5.5% in 2001 and 1.9% in 2002. The rate of inflation for the nine month period ended September 30, 2003 was approximately 0.6%. The exchange rate for the Polish zloty against the U.S. dollar has stabilized and the rate of devaluation of the zloty has generally decreased since 1991. For the years ended December 31, 2001 and 2002, the Polish zloty has appreciated against the U.S. dollar by approximately 3.8% and 3.7%, respectively. For the nine month period ended September 30, 2003, the Polish zloty has depreciated against the U.S. dollar by approximately 3.7%. For the nine month period ended September 30, 2002, the Polish zloty depreciated against the U.S. dollar by approximately 4.1%. Inflation and currency exchange fluctuations may have a material adverse effect on the business, financial condition and results of operations of the Company.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        The Company's management team continues to review the Company's disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act")) and the effectiveness of those disclosure controls and procedures. As of September 30, 2003, the end of the period covered by this report, the Company conducted an evaluation, under the supervision of, and with the participation of, the Company's management, including the President and the Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer of the Company each concluded that the Company's disclosure controls and procedures are effective.

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

        For information regarding developments in certain legal proceedings to which the Company or any of its subsidiaries is a party, see Note 6 to the Company's consolidated financial statements included elsewhere herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        See Note 2 to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibit Listing

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
(b)
Reports on Form 8-K

File Date	Date of Event	Item Reported
July 8, 2003	July 7, 2003	Item 3 & 7 — Announcement that UPC Polska, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on July 7, 2003, and filed a pre-negotiated plan of reorganization on July 8, 2003, with the United States Bankruptcy Court for the Southern District of New York (Case No. 03-14358).
July 29, 2003	July 28, 2003
Item 5 & 7 — Disclosure of proposed disclosure statement filed on July 28, 2003, with the United States Bankruptcy Court for the Southern District of New York by UPC Polska, Inc. with respect to the voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and the pre-negotiated plan of reorganization filed by UPC Polska, Inc.

September 4, 2003	September 2, 2003
Item 7 & 9 — Announcement that UPC Polska, Inc. filed with the United States Bankruptcy Court for the Southern District of New York its monthly unaudited parent only operating report for the period from July 7, 2003 to July 31, 2003.
September 15, 2003	September 15, 2003
Item 7 & 9 — Announcement that UPC Polska, Inc. filed with the United States Bankruptcy Court for the Southern District of New York its monthly unaudited parent only operating report for the period from August 1, 2003 to August 31, 2003.
October 15, 2003	October 14, 2003
Item 7 & 9 — Announcement that UPC Polska, Inc. filed with the United States Bankruptcy Court for the Southern District of New York its monthly unaudited parent only operating report for the period from September 1, 2003 to September 30, 2003.
October 27, 2003	October 27, 2003
Item 3 & 7 — Disclosure of First Amended Disclosure Statement filed on October 27, 2003, with the United States Bankruptcy Court for the Southern District of New York by UPC Polska, Inc. with respect to the voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and the First Amended Plan of Reorganization filed by UPC Polska, Inc.
November 3, 2003	October 30, 2003
Item 3 & 7 — Disclosure of approval by the Bankruptcy Court of First Amended Disclosure Statement filed on October 27, 2003, with the United States Bankruptcy Court for the Southern District of New York by UPC Polska, Inc. with respect to the voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and the First Amended Plan of Reorganization filed by UPC Polska, Inc.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPC POLSKA, INC.
DATE: November 13, 2003	By:	/s/ SIMON BOYD Simon Boyd President and Chief Executive Officer
DATE: November 13, 2003	By:	/s/ JOANNA NIECKARZ Joanna Nieckarz Chief Financial Officer