Form 10-K
period 2003-12-31
UPC POLSKA LLC
filed 2004-03-12
CIK 1041454

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-22877

UPC POLSKA, LLC
(DEBTOR-IN-POSSESSION THROUGH FEBRUARY 18, 2004)
(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	N/A (I.R.S. Employer Identification No.)
4643 ULSTER STREET SUITE 1300 DENVER, COLORADO (Address of Principal Executive Offices)	80237 (Zip Code)

Registrant's telephone number, including area code: (303) 770-4001

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court Yes ☒    No ☐

The number of units outstanding of UPC Polska, LLC's membership interest denominated as "Common Stock" as of December 31, 2003, was:
1,000

Documents incorporated by reference
None.

UPC POLSKA, LLC
(DEBTOR-IN-POSSESSION THROUGH FEBRUARY 18, 2004)
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003

TABLE OF CONTENTS

PART I

        UPC Polska, LLC (previously @Entertainment, Inc. and UPC Polska, Inc.) ("UPC Polska") is a Delaware limited liability company whose predecessor was established in May 1997 and in June 1997 succeeded Poland Communications, LLC ("PC LLC", formerly known as Poland Communications, Inc.) as the group holding company to facilitate an initial public offering of stock in the United States and internationally. PC LLC was founded in 1990 by David T. Chase, a Polish-born investor. On August 6, 1999, United Pan-Europe Communications N.V. ("UPC") acquired all of the outstanding shares of UPC Polska. Until December 2, 2002, UPC Polska was wholly owned by UPC. On December 2, 2002, UPC transferred all issued shares in the capital of UPC Polska to a wholly owned subsidiary, UPC Telecom B.V. UPC also assigned to UPC Telecom B.V. all rights and obligations arising from loan agreements between UPC Polska and UPC. In September 2003, UPC completed the restructuring of its balance sheet in a Chapter 11 bankruptcy and a Dutch moratorium proceeding and, as a result, all holders of UPC shares, bond debts and certain creditors of UPC became holders of common stock of UGC Europe, Inc., a Delaware corporation (formerly known as New UPC, Inc.). UGC Europe, Inc. owns substantially all of the outstanding common stock of UPC and is a subsidiary of UnitedGlobalCom, Inc. On December 18, 2003 UPC Polska, Inc. converted into a Delaware limited liability company. References to "UPC" mean United Pan-Europe Communications N.V. References to "UPC Telecom" mean UPC Telecom B.V. References to the "Company" mean UPC Polska and its consolidated subsidiaries, including as of December 31, 2003:

  •
  Poland Communications, LLC ("PC LLC"), previously Poland Communications, Inc.;

  •
  Wizja TV II B.V.;

  •
  Atomic TV Sp. z o.o. (previously Ground Zero Media Sp. z o.o.) ("Atomic TV");

  •
  At Media Sp. z o.o. ("At Media"); and

  •
  @Entertainment Programming, LLC ("@EP"), previously @Entertainment Programming, Inc.

        On July 3, 2003, Poland Communications, Inc. and @Entertainment Programming, Inc. were converted into limited liability companies.

        On August 20, 2003, Wizja TV II B.V. acquired Wizja TV B.V. and merged in accordance with Title 7 of Book 2 of the Dutch Civil Code. As a consequence of the merger, Wizja TV B.V. ceased to exist.

        Until December 7, 2001, the Company's consolidated subsidiaries also included UPC Broadcast Centre Limited (previously @Entertainment Limited then Wizja TV Limited) ("UPC Broadcast Centre Ltd") and Wizja TV Sp. z o.o. ("Wizja TV Sp. z o.o."). On December 7, 2001, UPC Broadcast Centre Ltd. and Wizja TV Sp. z o.o. were contributed to and merged into Telewizyjna Korporacja Partycypacyjna S.A. ("TKP"), an entity controlled by Group Canal+ S.A. ("Canal+") in connection with a transaction with Canal+, which is described in more detail in the Note 4 in the notes to the consolidated financial statements contained in Item 8 "Consolidated Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

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

        Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly release the results of any revisions to these forward- looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

        The risks, uncertainties and other factors that might cause such differences include, but are not limited to:

  •
  economic conditions in Poland generally, as well as in the pay television business in Poland, including increasing rates of unemployment;

  •
  ongoing process of copyright law development in Poland;

  •
  changes in laws and regulations affecting the Company, especially those related to taxation;

  •
  risks relating to future relations with the Polish National Telephone Company ("TPSA");

  •
  business changes, including changes in technology and programming changes, especially those related to free to air programming;

  •
  competitive pressures from other companies in the same or similar lines of business as the Company;

  •
  the Company's inability to comply with government regulations;

  •
  the overall market acceptance of the Company's products and services, including acceptance of the pricing of those products and services;

  •
  foreign exchange rate fluctuations;

  •
  the failure of TKP to satisfy contractual obligations owed to or on behalf of the Company arising out of the Company's transaction with Canal+ and the Company's limited ability to liquidate its investment in TKP;

  •
  expected changes to VAT law on entry to the EU;

  •
  the ramifications of the restructuring;

  •
  the ability to fund, develop and execute the business plan of the Company;

  •
  potential adverse developments with respect to the Company's liquidity or results of operations;

  •
  future financial performance of the Company, including availability, terms and deployment of capital.

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

        For your convenience, this Annual Report contains certain zloty and Euro amounts, not derived from the consolidated financial statements, which have been translated into U.S. Dollars. Readers should not assume that the zloty and Euro amounts actually represent such U.S. dollar amounts or could be, or could have been, converted into U.S. Dollars at the rates indicated or at any other rate. Unless otherwise stated, such U.S. dollar amounts have been derived by converting from zloty to U.S. Dollars at the rate of PLN 3.7405 = $1.00 and by converting from zloty to Euro at the rate of PLN 4.7170 = EUR 1.00, the exchange rates quoted by the National Bank of Poland at noon on December 31, 2003 and by converting from Euro to U.S. Dollars at the rate of EUR 0.7938 =$1.00, the exchange rate quoted and certified for customs purposes by the Federal Reserve Bank of New York at noon on December 31, 2003. These rates may differ from the actual rates in effect during the periods covered by the financial information discussed herein. The Federal Reserve Bank of New York does not certify for customs purposes a noon buying rate for zloty.

ITEM 1. BUSINESS

GENERAL

        The Company operates the largest cable television systems in Poland with approximately 1,875,276 homes passed and 988,907 total subscribers as of December 31, 2003. The Company's cable television networks have been constructed with the flexibility and capacity to be cost-effectively reconfigured to offer an array of interactive and integrated entertainment, telecommunications and information services. Over the last three years, the Company has been upgrading its network so that it can provide two-way telecommunication services, such as internet access.

        The Company does not derive any significant revenues from, or have any significant assets in, countries other than Poland. The Company does not believe its business is seasonal.

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

OVERVIEW OF THE COMPANY'S EXISTING CABLE TELEVISION SYSTEMS(1)

Region	Total homes	Homes passed	Total subscribers	Basic and Intermediate subscribers	Basic and Intermediate penetration	Average monthly subscription revenue per basic and intermediate subscriber(2)
Warszawa	800,000	347,929	161,123	118,014	33.92%	8.66
Lublin	120,000	119,618	92,291	33,022	27.61%	8.78
Wroclaw	624,000	256,382	121,002	94,828	36.99%	8.19
Bydgoszcz	134,000	101,713	60,220	41,602	40.90%	8.72
Gdansk	280,000	253,859	147,397	110,962	43.71%	8.53
Szczecin	160,000	92,656	73,872	54,679	59.01%	6.66
Katowice	1,200,000	477,379	240,912	146,587	30.71%	9.26
Kraków	400,000	225,740	92,090	64,984	28.79%	9.27

TOTAL	3,718,000	1,875,276	988,907	664,678	35.44%	8.61

(1)
All data as at or for the year ended December 31, 2003.

(2)
Represents a weighted average based on the total number of basic and intermediate subscribers at December 31, 2003, stated in U.S. Dollars, net of 22% VAT.

REORGANIZATION UNDER BANKRUPTCY CODE

        On July 7, 2003, UPC Polska filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") and subsequently filed a pre-negotiated plan of reorganization, which was later amended (as amended, the "Plan"). On January 22, 2004, the Bankruptcy Court confirmed the Plan. The Plan was consummated and became effective on February 18, 2004. Subsidiaries of UPC Polska were not subject to UPC Polska's Chapter 11 Case.

        The circumstances leading to UPC Polska's filing for relief under the Bankruptcy Code, the terms of the Plan and the effects of the filing and the Plan on UPC Polska's financial condition and results of operations are discussed in Item 7 "Managements' Discussion and Analysis of Financial Condition and Results of Operations" and in Note 3 "Reorganization under Bankruptcy Code" in the notes to the consolidated financial statements contained in Item 8 "Consolidated Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

        For more information about the Plan and restructuring of UPC Polska, please see the Plan which was filed as an exhibit to the Company's current report on Form 8-K, dated December 22, 2003.

CABLE TELEVISION

        Since December 2001, the Company has engaged in only one business segment—cable television services. Until December 2001, the Company's business consisted of three components:

  •
  cable television services;

  •
  digital satellite direct-to-home, or "D-DTH", services; and

  •
  programming.

        During 2001, the Company reviewed its long-term business strategy and decided to focus on its core competency, the provision of cable television services, including the provision of internet services to its existing customers. As a part of this re-focus, the Company decided to streamline its operations by restructuring its D-DTH and programming businesses. In December 2001, the Company consummated a joint venture transaction with Canal+ to combine the Company's existing D-DTH platform with TKP's D-DTH and premium pay television business to distribute D-DTH services and programming to subscribers in Poland through TKP. The Company has a 25% equity interest in TKP. TKP is controlled and operated by Canal+. This transaction resulted in the discontinuance of the Company's D-DTH and programming businesses. For further information on the Canal+ transaction, see Note 4 "Merger of D-DTH Business" in the consolidated financial statements contained in Item 8 "Consolidated Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

BUSINESS STRATEGY

        The Company's principal objective under its revised business strategy is to make its cable business operationally cash flow positive. The Company also intends to continually increase the operational cash flow from the business through limited, but well-focused additional investment. It will focus on continuing to enhance its position as a leading provider of cable television in Poland and on providing internet access services to its subscribers.

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

SERVICES AND FEES

        The Company's revenues from its cable television and internet services have been and will continue to be derived primarily from:

  •
  monthly subscription fees for cable television services;

  •
  fees for internet service; and

  •
  one-time installation fees.

        The Company charges cable television subscribers fixed monthly fees for their choice of service packages and for other services such as premium channel tuner rentals and additional outlets, all of which are included in monthly subscription fees. Throughout its cable television systems, the Company currently offers three packages of cable television service:

  •
  basic package;

  •
  intermediate package (in selected areas of Poland); and

  •
  broadcast package.

        On December 31, 2003, approximately 630,700, or 63.8%, of the Company's subscribers received the basic package, as compared to 629,500, or 63.2%, at December 31, 2002; approximately 34,000, or 3.4%, received the intermediate package, as compared to 37,500, or 3.8%, at December 31, 2002; and approximately 324,200, or 32.8%, received the broadcast package, as compared to 327,800, or 33.0%, at December 31, 2002.

        Basic Package.    The Company's basic package includes approximately 34 to 60 channels. During 2003, this package generally included all Polish terrestrial broadcast channels, selected European satellite programming legally available in Poland, regional and local programming and the Company's programming package, consisting of proprietary third party channels. The Company's basic package offerings vary by location.

        Intermediate Package.    The Company's intermediate package includes approximately 20 to 22 channels. This package is offered for monthly fees equal to approximately one-third of the amount charged for the basic package. The intermediate package is designed to compete with small cable operators on the basis of price, using a limited programming offering. The Company's intermediate package offerings vary by location.

        Broadcast Package.    The Company's broadcast package includes 6 to 12 broadcast channels for monthly fees, which are substantially less than the amounts charged for the intermediate package.

        Premium and Other Services.    For an additional monthly charge, certain of the Company's cable networks have offered two premium television services, HBO Poland and Canal+ Multiplex. In February 2002, the Company began distribution of Canal+ Multiplex, a Polish-language premium package of three movie, sport and general entertainment channels, through its network on terms set forth in the agreement governing the TKP joint venture with Canal+. Starting from December 2002, the Company introduced the HBO 2 channel to most of its cable networks. The Company also offers HBO Poland channels and Canal+ Multiplex as one package.

        Other optional services include additional outlets and stereo service, which enable a subscriber to receive from 4 to 25 radio channels in stereo.

        For more information about programming offered to the Company's cable subscribers, please see "Business—Programming for Cable Network".

        Internet Services.    The Company provides internet services under the brand "chello" to its cable television customers. The Company is currently expanding its internet ready network in Warsaw, Krakow, Gdansk and Katowice and is planning to begin providing internet services in certain other areas during 2004. Revenue from internet services amounted to $7.4 million for fiscal year 2003 compared to $4.1 million for fiscal year 2002.

        Nearly all of the Company's internet subscribers use service with transfer speed of up to 512 Kb downstream and 128 Kb upstream. The Company has started to diversify its internet service by launching "chello plus" (premium tier with higher downstream speed) in late 2003 and launched "chello light" (lower tier) in early 2004 in response to aggressively priced competition. On December 31, 2003, approximately 32,600 of the Company's customers received internet services. On December 31, 2002, approximately 13,900 of the Company's customers received internet services.

        Pricing Strategy.    The Company's pricing strategy is focused on maintaining cable basic subscribers, aggressively raising rates on low-priced services (such as the broadcast package) and generating incremental revenue from additional services offered to basic cable customers such as internet services and premium channels.

        The Company's continuous objective is to decrease its level of churn. The Company operates certain "stop-disconnect programs", which involve improved procedures for dealing with customers at the point of disconnect and limited discounts from the standard monthly fees, to prevent customers from disconnecting. The Company believes it has and will continue to have a positive effect on earnings, specifically by reducing its sales and marketing costs incurred to acquire new subscribers. For the years ended December 31, 2003 and 2002, the churn rate was 10.9% and 12.5%, respectively.

        The Company intends to achieve its goals through:

  •
  increasing rates for broadcast service as much as allowable by existing contracts and by doing so to reduce the pricing gap between basic and broadcast rates;

  •
  making moderate rate increases for basic service;

  •
  expanding internet services to additional cities in Poland;

  •
  continuing programs designed to reward loyal, existing subscribers—so-called "loyalty offers";

  •
  marketing offers to new subscribers with term commitments; and

  •
  systematically combating piracy.

        Historically, the Company has experienced high annual churn rates and has passed on the effects of inflation through price increases. This pricing strategy of passing on the effects of inflation through price increases commenced in January 1997 and was designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. dollar terms. Because the Company's current pricing strategy is aimed at maintaining subscribers, there were no price increases throughout 2001 and 2002 on the basic package. However, in spring 2003, the Company implemented a moderate rate increase. Going forward, the Company intends to implement moderate rate increases, combined with the introduction of new channels, in order to maintain a proper balance between the programming content and the price. The Company's rates for cable services are levied with 22% VAT. However, the Company anticipates that if the proposed draft of an amendment to the VAT law is adopted, the VAT rate on cable television services will be adjusted to 7%.

        Cable television subscribers used to be billed monthly in advance. As is customary in Poland, most of the Company's customers pay their bills through their local post office, bank or customer offices. In order to reduce costs, including correspondence related expenses and bank fees, the Company introduced bi-monthly billing in spring 2003.

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

TECHNOLOGY AND INFRASTRUCTURE

        The Company believes the fiber-optic cable television networks that it has constructed, which serve approximately 871,463 or 88%, of its subscribers, are among the most technologically advanced in Poland and are comparable to cable television networks in the United States. All of the Company's networks that have been constructed by the Company have bandwidths of at least 550 MHz. New portions of the networks, which have more recently been constructed, are being designed to have minimum bandwidths of 860 MHz. The Company continues to upgrade any portions of its cable television networks that have bandwidths below 550 MHz (which generally are those acquired from other entities) to at least 860 MHz in an effort to prepare the networks for additional channels and services and reduce the number of satellite receivers and inventory parts required in the networks. The Company uses fiber-optic and coaxial cables, electronic components and connectors supplied by leading Western firms in its cable television networks.

        The Company has been able to avoid constructing its own underground conduits in certain areas by entering into a series of agreements with regional and local branches of the Polish National Telephone company (known in the Polish telecommunications industry as "TPSA") which permit the Company to use TPSA's conduit infrastructure for an indefinite period of time or for fixed periods of up to 20 years. The Company also has agreements to undertake joint construction with another company for new conduits in certain areas. These agreements represent a major advantage to the Company since they permit the Company to minimize the costly and time-consuming process of building new conduit infrastructure where TPSA conduit infrastructure exists. As of December 31, 2003, approximately 74% of the Company's cable television plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA allow for termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three (in most cases) to twelve months' notice without cause.

        TPSA may terminate a conduit agreement immediately (and without penalty) if:

  •
  the Company does not have a valid permit from the Chairman of the Office for Telecommunication and Post Regulation ("URTip") (which replaced the Polish State Agency of Radio Communications as of January 1, 2001) authorizing the construction and operation of a cable television network in a specified geographic area covering the subscribers to which the conduit delivers the signal;

  •
  the Company's cable network serviced by the conduit does not meet the technical specifications required by the New Telecommunication Law (formerly the Polish Telecommunication Act of 1990);

  •
  the Company does not have a contract with the cooperative authority allowing for the installation of the cable network; or

  •
  the Company does not pay the rent required under the conduit agreement.

        The Company is in compliance with all of the material conditions of the TPSA agreements. However, any termination by TPSA of such contracts could result in the Company losing its permits, termination of agreements with cooperative authorities and programmers, and an inability to service customers with respect to areas where its networks utilize the conduits that were the subject of such TPSA contracts. The Company, under the umbrella of the Polish Cable Association, is engaged in negotiations with TPSA over the new terms of the duct rental contracts.

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

        The Company has entered into long-term programming agreements with a number of third party and affiliated content providers for its cable systems. The agreements have terms, which range from one to twenty years and require that the license fees be paid either at a fixed amount (guaranteed minimum) payable at the time of execution or based upon an actual number of subscribers connected to the system each month. As of December 31, 2003, the Company had an aggregate minimum commitment in relation to fixed obligations resulting from these agreements of approximately $23.9 million over the next sixteen years. In addition, the Company has a variable obligation in relation to these agreements, which is based on the actual number of subscribers in the month for which the fee is due.

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

COMPETITION

        The cable television industry in Poland has been and is expected to remain highly competitive. The Company competes with other cable television operators, as well as with companies employing numerous other methods of delivering television signals to subscribers, such as by terrestrial broadcast television signals and D-DTH services. The extent to which the Company's services are competitive with alternative delivery systems depends, in part, upon the Company's ability to provide a greater variety of Polish-language programming at a more reasonable price than the programming and prices available through alternative delivery systems.

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

        Operators of small cable networks, which are active throughout Poland, pose a competitive threat to the Company because they often incur lower capital expenditures and operating costs and therefore have the ability to charge lower fees to subscribers than does the Company. While these operators often do not meet the technical standards for cable systems under Polish law, enforcement of regulations governing technical standards has historically been poor. Regardless of the enforcement of these laws and regulations, the Company expects that operators of small cable networks will continue to remain a competitive force in Poland. In addition, due to certain loopholes in VAT regulations, some competitors of the Company do not charge 22% VAT on their services. This adversely affects the competitive position of the Company. The Company believes that after the accession of Poland to the European Union and proposed amendments to VAT law, many such loopholes will be removed, with all cable and satellite television providers included in the same VAT bracket.

        The Company provides internet services to its customers. The Company's main competitors in this area are telephony operators like TPSA and other cable television operators. The Company's competitors or their affiliates have significant resources, both financial and technological.

        Multimedia Polska Sp. z o.o. ("Multimedia") and Telewizja Kablowa VECTRA S.A. ("Vectra"), two Polish cable television operators, continued their expansion in 2003, mostly through acquisitions of smaller networks. Vectra completed the acquisition of Dami assets from Polsat, claiming to have over 500,000 subscribers. Following the acquisition of TPSA cable assets, Multimedia claims now to have over 450,000 subscribers.

        In early 2004, Aster City Cable Sp. z o.o., the Company's main competitor in Warsaw, introduced digital set-top boxes to provide premium channels to its customers.

PIRACY

        The Company views piracy of satellite and cable services as one of its main problems in Poland, not unlike other Central European cable and satellite operators. While there has historically been little enforcement of penalties against commercial exploitation of piracy, the situation has been changing, with the issue now receiving more attention from the Polish government. In addition, the Company, Canal+ and HBO agreed to intensify their efforts to reduce the piracy of cable and satellite signals as well as to combine their lobbying efforts in this regard. The Cable Association and its members have offered to support the joint effort. Also, the American Chamber of Commerce in Poland has included anti-piracy measures and protection of intellectual property among its priorities.

TRADEMARKS

        The Company, either itself, through its subsidiaries or UPC, has filed or is in the process of filing for registration of its various trademarks. The Polska Telewizja Kablowa ("PTK") logo was registered for use in connection with television and programming services in July 1997. Variations of PTK have been registered in Poland. Also, numerous trademark applications have been filed in Poland for various other trademarks. Trademarks for UPC have been registered internationally.

EMPLOYEES

        At December 31, 2003, the Company had approximately 894 full-time employees and approximately 41 part-time employees. At December 31, 2002, the Company had approximately 914 full-time employees and approximately 13 part-time employees. In addition, as of December 31, 2003, the Company contracted approximately 243 salespersons, compared to 118 as of December 31, 2002, some of whom receive both commissions and fixed remuneration. From time to time, the Company employs additional salespersons on an as needed, commission only basis. In a division of one of the Company's subsidiaries, a trade union, which has a small number of members, was formed in mid-1999. The Company believes that its relations with its employees are good.

REGULATION

        The Company is subject to regulations in Poland and the European Union. Moreover, due to the accession of Poland to the European Union in May 2004, many regulatory laws are being adjusted to EU requirements.

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

        Until the end of the year 2000, the operation of cable television systems was regulated primarily by the Communications Act. As of January 1, 2001, the operation of those television systems has been regulated by the TL as further amended. Operators are also subject to the provisions of the Polish Radio and Television Act of 1992 (the "Television Act").

        Currently the Polish telecommunications and media sector is regulated by:

  •
  The Polish Minister of Infrastructure (who as of July 24, 2001, assumed certain responsibilities of the Minister of Communications);

  •
  The Chairman of the Telecommunications and Post Regulation Office ("URTiP") (which replaced the Polish State Agency of Radiocommunications ("PAR"), established under the Communications Act); and

  •
  The Polish National Radio and Television Council (the "Council").

        Cable television operators in Poland are required to obtain permits from the Chairman of the URTiP for utilization of a public network for distribution of radio and television programming and must register certain programming that they transmit over their networks with the Council.

        Neither the Minister of Infrastructure nor the Chairman of the URTiP currently has the authority to regulate the rates charged by operators of cable television services. However, excessive rates could be challenged by the Polish Anti-Monopoly Office should they be deemed to constitute monopolistic or other anti-competitive practices. Until December 31, 2002, cable television operators in Poland were also subject to the Copyright Act, which provides intellectual property rights protection to authors and producers of programming. On January 1, 2003, an amendment to the Copyright Act came into force, based on which the statutory license for broadcasting free-to-air ("FTA") was removed. In October 2003, a further amendment to the Copyright Act was enacted to restore the statutory license for cable operators to use the content of various providers, until Poland's accession to the European Union in May 2004.

        Under the terms of the Television Act, broadcasters in Poland are regulated by, and must obtain a broadcasting license from the Council.

TELECOMMUNICATION LAW

        Since January 1, 2001, the operation of cable and other television systems in Poland has been regulated under the TL, which replaced the previous Communications Act.

        The TL changes the licensing regime and the competencies of telecommunication authorities. The TL introduces a new authority, the Chairman of the URTiP. The Chairman of the URTiP has assumed most of the administration tasks previously performed by the Polish Minister of Communications and PAR (liquidated as of January 1, 2001). The Chairman of the URTiP is responsible for regulating telecommunication activities, including exercising control over operators and managing frequencies. The duties of the Minister of Infrastructure are limited primarily to issuing secondary regulations.

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

  •
  a final court order prohibits the operator from conducting the business covered by the permit;

  •
  the operator fails to meet the legal requirements for the grant of the permit;

  •
  the operator has failed to remedy a violation of the law within the designated time limit; or

  •
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

        Also, if the Chairman of the URTiP has not raised objections against the notification of telecommunication activity, he can make objections during the course of the performance of the telecommunications activity (for which the notification was required), if:

  •
  the operator violates the provisions of the TL and has not remedied the irregularities within the period of time specified in a decision issued by the Chairman of the URTiP; or

  •
  the performance of business activity causes a threat to national defense, national security or public safety and order.

        The TL permit may be revoked if the operator breaches the provisions of the TL, the permit or other decisions issued under the TL, in any way does not pay the required fees, or a decision on the liquidation or declaration of bankruptcy of the operator has been made.

        The Company holds 85 telecommunications permits, one for each of its headends, which allows it to utilize the public networks for distribution of radio and television programming.

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

  •
  provision of data transmission services using Company-owned telecommunication networks and the networks of other duly authorized operators;

  •
  utilization of public data transmission networks created on the basis of cable television networks already utilized; and

  •
  provision of internet access services using Company-owned telecommunication networks and the networks of other duly authorized operators.

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

        Registration of Programming.    Under the Television Act, cable television operators must register each channel and the programming which will be aired on that channel with the Chairman of the Council prior to transmission. The Company's subsidiaries register their programming on a current basis.

COPYRIGHT PROTECTION

        Television operators, including cable operators in Poland, are subject to the provisions of the Polish Copyright Act, which governs the enforcement of intellectual property rights. In general, the holder of a Polish copyright for a program transmitted over the cable networks of a cable television operator has a right to receive compensation from such operator or to prevent transmission of the program. The rights of Polish copyright holders are generally enforced by organizations for collective copyright administration and protection such as Zwiazek Autorow i Kompozytorow Scenicznych (copyrights collective association or "ZAIKS") and Zwiazek Artystow Scen Polskich (artistic performance rights collective association or "ZASP"), and can also be enforced by the holders themselves.

        On January 1, 2003, the amendment to the Copyright Act came into force and removed a statutory license. To that date, the statutory license had been used by all cable operators in Poland to retransmit domestic and foreign FTA channels without formal agreements with the broadcasters, primarily Polish channels (TVP, Polsat, TVN) and a number of foreign FTAs (e.g. German channels). The removal of the statutory license resulted in the obligation for cable operators to enter into formal agreements with all broadcaster and copyright associations by January 1, 2003. Temporary permission for transmission from key Polish FTAs—TVP (TVP1, TVP2, TVP3, TV Polonia), TVN (TVN, TVN7) and Polsat (Polsat, Polsat 2, TV4)—was granted to Polish Cable Association members, including a subsidiary of the Company, just before January 1, 2003. After January 1, 2003, when the provisions removing the statutory license came into effect, the Company, as other operators, used this opportunity to optimize its programming offerings and changes in the programming offerings were communicated to customers in March 2003. In October 2003, a further amendment of the Copyright Act was enacted to restore the statutory license for cable operators to use the content of various providers, although they will still be obliged to pay license fees to such FTAs in an unspecified amount. This authorization will be valid until Poland joins the EU in May 2004.

        The amendments discussed above were only a part of ongoing modifications of Polish Law intended to bring the Polish legal system in line with EU standards. It was not synchronized with a long-overdue overhaul of copyright law, now anticipated in the course of 2004. The new law will be expected to resolve some of the current issues in Polish copyright law (numerous collecting societies, unclear competencies, unreasonable demands) and to bring about general agreement between operators, broadcasters and collecting societies on copyright rates.

        After January 1, 2003, the Company terminated its license agreements with copyright collective associations ZAiKS and ZASP on the basis that under the amended Copyright Act, these associations are not authorized to collect remuneration fees for cable retransmission. On December 19, 2003, as a result of lengthy negotiations, ZASP signed a temporary agreement with the Polish Cable Association. So far, the Company has not acceded to that agreement. ZAiKS has not participated in these negotiations and has demanded that the Company enter into a license agreement and pay royalties amounting to 3.5% of cable subscription revenue, as was the case under the terminated agreement. ZAiKS is not legally obligated to enter into negotiations with the Polish Cable Association and does not have to accept the arrangements of other associations concerning the maximum rate and it retains the right to bring a lawsuit for unpaid royalties.

        The Company has brought a claim to the Copyrights Commission in the Polish Ministry of Culture for the settlement of the conditions of a new license arrangement with ZAiKS, with a request that the license fee be set at 0.3% of cable subscription revenue (instead of 3.5% of cable subscription revenue, as approved by the Minister of Culture in the remuneration tables for ZAiKS). With the entry into force of the amendment to the Copyright Act restoring the statutory license, the proceedings before the Copyrights Commission might be suspended or discontinued. The Copyrights Commission is the administrative body with statutory power to settle disputes concerning the remuneration tables as well as disputes related to conclusion of license arrangements between copyright associations and users of copyrights and neighboring rights. Additionally, on July 2, 2003, the Polish Cable Association on behalf of all cable operators in Poland (including the Company) brought an appeal to the National Administrative Court against the recent decision of the Ministry of Culture approving the remuneration tables for ZAiKS at 3.5% of cable subscription revenues. These proceedings are independent from one another.

        On September 19, 2003, the Company acceded to the agreement concluded between the Polish Cable Association and the Polish Filmmakers' Association (SFP), which represents about 70% of copyright holders in Poland. Based on this agreement, the Company will pay to SFP an advance payment at the rate of 0.765% of net revenue from subscription fees for retransmission of radio and television programs. The obligation of advance payment will expire at the date of conclusion of a long form agreement or after a six month-period, whichever occurs first.

        After January 1, 2003, certain other Polish copyright associations approached the Company demanding the negotiation of separate license agreements and payment of additional license fees. The Company has not entered into licensing agreements with these associations.

ACT ON THE PROTECTION OF COMPETITION AND CONSUMERS

        The Act on Competition and Consumer Protection dated December 15, 2000 defines conditions for the development and protection of competition as well as the principles for protection of enterprise and consumer interests pursued for the public good. Companies that obtain control of 40% or more of the relevant market and thus act in a significant degree independently from competitors, contracting parties and consumers, may be deemed to have a dominant position, and therefore face greater scrutiny from the Anti-Monopoly Office.

        The supervisory agency that supervises all entrepreneurs activity on the whole market is the Chairman of the Office for Competition and Consumer Protection. From time to time, the Company receives inquiries from and is subject to review by various divisions of the Office for Competition and Consumer Protection but has not been regarded as having a dominant position on the market.

FOREIGN OWNERSHIP RESTRICTIONS

        Until January 1, 2001, the Communications Act was in effect. It provided that permits could only be issued to and held by Polish citizens, or companies in which foreign persons held no more than 49% of the share capital, ownership interests and voting rights. In addition, under the Communications Act, a majority of the management and supervisory board of any cable television operator holding permits were required to be comprised of Polish citizens resident in Poland. These restrictions did not apply to any permits issued prior to July 7, 1995. The TL, which came into force on January 1, 2003, has eliminated most of the foreign ownership restrictions relating to telecommunications.

POLAND'S EU MEMBERSHIP

        In 1994, Poland made an official application for membership in the EU. Poland finalized its negotiations with the European Union during a summit meeting in Copenhagen on December 13, 2002 and the Accession Treaty was signed during a summit meeting in Athens on April 16, 2003. In

June 2003, Poland held a referendum on EU membership. More than 50% of voters voted in favor of the membership. As a result, Poland will become an EU member on May 1, 2004. When Poland joins the EU, it will be required to implement and obey all of the laws and regulations emanating from the European Commission, including the Television Without Frontiers Directive and the European Community ("EC") competition law in their then current versions.

EU-REGULATION OF COMPETITION

        European Community competition law governs agreements which prevent, restrict or distort competition and prohibits the abuse of dominant market positions through Articles 81 and 82 of the EC Treaty.

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

        The European Commission has the power to fine heavily (up to 10% of a group's annual worldwide turnover) in relation to a breach of Article 81 or in relation to abusive conduct under Article 82. Agreements or practices that breach these provisions will be void and unenforceable in national courts and third parties that suffer loss as a result of a breach of Article 81 or Article 82 can sue for damages and/or seek injunctive relief. The Company does not believe that any of its current agreements infringe Article 81(1) or Article 82. If the European Commission were to find the agreements infringed Article 81(1) or Article 82, the agreements would be void and unenforceable. The parties could also be fined and liable to damages to third parties.

ITEM 2. PROPERTIES

        On December 31, 2003, the Company owned equipment used for its cable television business, including 85 headends for cable networks, and approximately 6,434 kilometers of fiber-optic and coaxial cable plant. The Company has approximately 114 lease agreements for offices, storage space and land adjacent to the buildings. The total area leased amounts to approximately 19,800 square meters. The areas leased by the Company range from 1 square meter up to 4,800 square meters. The agreements are for specified and unspecified periods of time and those for an unspecified period may be terminated with relatively short notice periods by either party, usually three months.

        The Company has entered into conduit leases with TPSA (the Polish national telephone company) and, in certain cases, with other entities. The majority of the TPSA leases require the Company to bear the costs of the maintenance of the cable. The Company may not sublease the conduit or cables or allow a third party to use the conduits or cables free of charge without TPSA's consent. The rental charge for the conduit is usually determined on each 100 meters of conduit occupied. The agreements also contain indexation clauses for rent adjustment purposes (based on the Consumer Price Index). A substantial portion of the Company's contracts with TPSA for the use of such conduits permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause. Any termination by TPSA of such contracts could result in the Company losing its permits, the termination of agreements with cooperative authorities and programmers, and an inability to service customers with respect to the areas where its networks utilize the conduits that were the subject of such TPSA contracts. The Company believes it is in compliance with all material provisions of TPSA contracts. The Company, under the umbrella of the Polish Cable Association, is engaged in negotiations with TPSA over the new terms of the duct rental contracts. For a list of the reasons for which TPSA can terminate a conduit agreement, the proportion of the Company's cable subscribers serviced by conduits leases subject to immediate termination and the consequences to the Company of the loss of those conduit leases, see "Business—Business Strategy—Technology and Infrastructure."

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

HBO ARBITRATION

        The Company was involved in a dispute with HBO Communications (UK) Ltd., Polska Programming B.V. and HBO Poland Partners (collectively "HBO") concerning its cable carriage agreement ("Cable Agreement") and its D-DTH carriage agreement ("D-DTH Agreement") for the HBO premium movie channel. As discussed in Note 3 "Reorganization under Bankruptcy Code" in the notes to the consolidated financial statements contained in this Annual Report on Form 10-K, in February 2004 the matter was settled for consideration of $6.0 million received by the HBO parties upon the settlement.

ZASP (COPYRIGHTS COLLECTIVE ASSOCIATION).

        A claim was made in the District Court on April 9, 2002 by ZASP. ZASP claims payments of copyright and neighboring rights for using artistic performances in cable TV transmission. The Company responded to the court claiming that artistic performances are not entitled to any remuneration and therefore the claim is meritless. Additionally, based on a request from ZASP, the court ordered the Company to disclose information concerning gross revenues accruing to it as of June 1, 1998. The order of the District Court was appealed by the Company on July 2, 2002, based on the same argument as the response to the claim.

        On January 17, 2003, the Appeals Court rejected the Company's appeal and supported the order of the District Court. The Company has not yet received a written Court Statement. The case commenced in the District Court and the Company is planning further legal action to dismiss the ZASP claim. On January 23, 2003, the Company brought an additional letter to the District Court requesting it to reject the ZASP claim as inadmissible in the civil court jurisdiction in which it was filed. On July 2, 2003, the first hearing took place, during which ZASP asserted the value of its claim as approximately $750,000. On July 31, 2003, the Company received the District Court's verdict (issued during closed session) refusing to dismiss the ZASP suit based on lack of civil court jurisdiction. In reaction, the Company delivered an appeal to the Appeals Court on August 7, 2003.

        On December 30, 2003, the Appeals Court dismissed the Company's appeal of the District Court's decision. The case is pending. The next hearing date has not been scheduled by the Appeals Court yet. The Company intends to defend itself vigorously against the claim. However, the Company is unable to predict the final outcome of the case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        UPC Polska, LLC's membership interest units denominated as common stock are owned by UPC Telecom B.V. and are not traded on any public trading market.

        On February 18, 2004, UPC Polska issued 1,000 newly issued membership interest units denominated as common stock along with cash in the amount of $15.0 million to UPC Telecom B.V. in exchange for cancellation of certain loans and amounts owing to this creditor and cancellation of its bankruptcy claims, pursuant to the Plan. The membership interest units denominated as common stock were offered pursuant to an exemption from registration under Section 1145 of the United States Bankruptcy Code.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from the Company's audited consolidated financial statements. For the period from January 1, 1999 through August 5, 1999, prior to the acquisition by UPC (the acquisition is described in Notes 1 and 5 to the consolidated financial statements contained in this Annual Report on Form 10-K) the Company operated under the name "@Entertainment, Inc.". On December 7, 2001, the Company sold its D-DTH and programming business to TKP, a subsidiary of Canal+ in which the Company retained a minority interest. The consolidated financial data presented below have been derived from the consolidated financial statements of the Company and the notes prepared in conformity with generally accepted accounting principles as applied in the United States.

The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	As of December 31,
	2003	2002	2001	2000	1999
	(stated in thousands of U.S. Dollars)
Selected Balance Sheet Data:
Cash and cash equivalents	$101,855	$105,646	$114,936	$8,879	$35,520
Restricted cash	6,721	—	26,811	—	—
Trade accounts receivable, net of allowance for doubtful debts	9,579	7,742	7,360	18,627	12,808
Programming and broadcast rights	—	—	—	10,317	7,200
Due from the Company's affiliates	971	4,013	13,783	12,469	—
Other current assets	459	2,089	1,208	8,409	12,668
Property, plant and equipment, net	106,304	120,748	143,206	291,512	218,784
Inventories	2,635	3,355	4,035	6,596	5,511
Intangible assets, net	704	1,608	370,062	862,116	906,987
Investment in affiliated companies	2,363	3,277	24,530	16,229	19,393

Total assets:	231,591	248,478	705,931	1,235,154	1,218,871
Short-term debt and current portion of long term debt	—	478,883	461,886	—	—
Other current liabilities	42,262	33,057	84,472	109,021	77,215
Liabilities subject to compromise	963,842	—	—	—	—
Long-term debt	—	444,767	403,710	721,442	534,696
Other non-current liabilities	1,353	—	—	1,469	—

Total liabilities	1,007,457	956,707	950,068	831,932	611,911

Total member's (deficit)/equity	$(775,866)	$(708,229)	$(244,137)	$403,222	$606,960

	Successor					Predecessor
	Year ended December 31,				Period from August 6, 1999 through December 31, 1999	Period from January 1, 1999 through August 5, 1999
	2003	2002	2001	2000
	(stated in thousands of U.S. Dollars)
Revenue	$87,601	$79,675	$138,722	$133,583	$38,018	$46,940
Operating expenses:
Direct operating expenses	39,444	40,985	111,270	132,154	69,351	70,778
Selling, general and administrative expenses	26,786	27,325	64,301	63,156	46,874	51,034
Depreciation and amortization	28,464	28,361	126,042	109,503	40,189	23,927
Estimated losses from litigation and claims	6,000	—	—	—	—	—
Impairment of long-lived assets	—	1,868	22,322	7,734	1,091	—

Total operating expenses	100,694	98,539	323,935	312,547	157,505	145,739
Operating loss	(13,093)	(18,864)	(185,213)	(178,964)	(119,487)	(98,799)
Loss on disposal of D-DTH business	—	—	(428,104)	—	—	—
Interest and investment income	3,826	3,086	1,560	1,329	731	2,823
Interest expense	(56,624)	(99,846)	(95,538)	(73,984)	(24,459)	(28,818)
Share in results of affiliated companies	(914)	(21,253)	(14,548)	(895)	(291)	(1,004)
Foreign exchange gain / (loss), net	1,297	14,133	(27,511)	3,397	(2,637)	(2,188)
Non-operating income/(expense), net	579	1,561	—	591	1,977	—

Net loss before income taxes and reorganization items	(64,929)	(121,183)	(749,354)	(248,526)	(144,166)	(127,986)
Reorganization items, net	2,991	—	—	—	—	—

Net loss before income taxes	(61,938)	(121,183)	(749,354)	(248,526)	(144,166)	(127,986)
Income tax expense	(4,069)	(94)	(124)	(285)	(11)	(30)

Net loss before accretion of redeemable preferred stock	(66,007)	(121,277)	(749,478)	(248,811)	(144,177)	(128,016)
Accretion of redeemable preferred stock	—	—	—	—	—	(2,436)

Net loss before cumulative effect of accounting change	(66,007)	(121,277)	(749,478)	(248,811)	(144,177)	(130,452)
Cumulative effect of accounting change	—	(370,966)	—	—	—	—

Net loss applicable to holders of membership interest units	$(66,007)	$(492,243)	$(749,478)	$(248,811)	$(144,177)	$(130,452)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information concerning the results of operations and financial condition of UPC Polska, LLC ("UPC Polska") and its subsidiaries (collectively, the "Company"). Such discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of the Company, including the notes thereto. The following discussion focuses on material trends, risks and uncertainties affecting the results of operations and financial condition of the Company.

        During the years 2001 through 2003, the Company undertook two principal actions to improve its financial condition and results of operations, the restructuring of its balance sheet and the disposition of its D-DTH and programming segments. The Company believes that its financial condition and results of operations benefited from these actions in 2003 and should continue to benefit in future periods.

RESTRUCTURING ACTIONS

        During 2001, the Company undertook a review of its long-term business strategy. This review resulted in the disposition and elimination of its D-DTH and programming segments, merger of its D-DTH business with TKP's D-DTH and premium pay television business, with the Company retaining a 25% equity interest in TKP, and a determination by the Company to focus on its cable operations. The transaction resulted in, among other things, decreases in the Company's revenues, operating expenses and net losses in 2003 and 2002 compared to 2001. For further information on the Canal+ transaction, see Note 4 "Merger of D-DTH Business" in the consolidated financial statements contained in Item 8 "Consolidated Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

        Even after the disposal of its D-DTH and programming businesses, the Company faced substantial financial issues. The Company had substantial payment obligations on its third party and affiliated company debt commencing in 2004, as well as significant commitments under operating leases and programming rights contracts. Under the contractual terms of the Company's 14 1/2% Senior Discount Notes due 2008, Series C Discount Notes due 2008 and 14 1/2% Senior Discount Notes due 2009 (collectively, the "UPC Polska Notes"), interest payments would have aggregated to approximately $50.8 million per year in 2004 and approximately $69.2 million per year in 2005 and thereafter. At December 31, 2003, the unpaid accrued and capitalized interest owing to UPC Telecom and Belmarken Holding B.V. ("Belmarken") aggregated to approximately $141.2 million.

        On July 7, 2003 (the "Petition Date"), UPC Polska filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and subsequently filed a pre-negotiated plan of reorganization, which was later amended (the "Plan") and took other actions with respect to its liabilities. On January 22, 2004, the Bankruptcy Court confirmed the Plan. The Plan was consummated and became effective on February 18, 2004. UPC Polska's filing under Chapter 11 resulted in, among other things, a decrease in its interest expense and liabilities in 2003 compared to 2002 and 2001. These effects are expected to continue in the future. For more information about the Plan and restructuring of the Company, see Note 3 "Reorganization under Bankruptcy Code" in the notes to the consolidated financial statements contained in Item 8 "Consolidated Financial Statements and Supplementary Data" in this Annual Report on Form 10-K and the Company's current report on Form 8-K, dated December 22, 2003, which includes the Plan as an exhibit.

OVERVIEW

        The Company divides operating expenses into:

  •
  direct operating expenses,

  •
  selling, general and administrative expenses,

  •
  depreciation and amortization expenses,

  •
  estimated losses from litigation and claims, and

  •
  impairment of long-lived assets.

        During the fiscal year ended December 31, 2003, direct operating expenses consisted of programming expenses, maintenance and related expenses necessary to service, maintain and operate the Company's cable systems, billing and collection expenses and customer service expenses. Selling, general and administrative expenses consisted principally of administrative costs, including office related expenses, professional fees and salaries, wages and benefits of non-technical employees, advertising and marketing expenses, bank fees and bad debt expense. Depreciation and amortization expenses consisted of depreciation of property, plant and equipment and amortization of intangible assets. Estimated losses from litigation and claims consist of amounts accrued related to the Company's ongoing litigations.

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

        As a result of entering into the Chapter 11 proceedings, the Company prepared its consolidated financial statements as of and for the year ended December 31, 2003, in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. The Company continues to apply generally accepted accounting principles as a going concern, which assumes the realization of assets and the payment of liabilities in the ordinary course of business. As required by SOP 90-7, pre-petition liabilities that were subject to compromise have been adjusted to amounts allowed as claims in the Chapter 11 Case and segregated in the Company's balance sheet as "Liabilities subject to compromise". Furthermore, interest expense for the period from the Petition Date to December 31, 2003 has been reported only to the extent that it was paid during the bankruptcy proceedings or to the extent that it was an allowed claim. In addition, revenues, expenses, realized gains and losses, and provisions for losses resulting from the restructuring for the period from the Petition Date to December 31, 2003 have been reported separately as "Reorganization items" in the statements of operations. Based on the Plan (consummated on and effective as of February 18, 2004), upon the Company's emergence from the Chapter 11 Case, the Company is not required to adopt the fresh-start reporting provisions of SOP 90-7, because it did not experience a change of control.

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. These accounting estimates or assumptions are material because of the levels of subjectivity and judgment necessary to account for matters that are either highly uncertain or highly susceptible to change, and the effect of these estimates and assumptions on financial condition or operating performance is material. For a detailed discussion on the application of these and other accounting policies, see Note 2 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements contained in this Annual report on Form 10-K.

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

REVENUE RECOGNITION

        Revenue related to the provision of cable television and internet services to customers are recognized in the period in which the related services are provided in accordance with Statement of Financial Accounting Standards ("SFAS") No. 51, "Financial Reporting by Cable Television Companies" ("SFAS 51"). D-DTH revenues were recognized in accordance with Staff Accounting Bulletin ("SAB") 101 "Revenue Recognition in Financial Statements". Initial installation fees related to cable television and internet services are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. However, due to regular promotional prices set up for installation fees, the Company's direct selling costs exceed the associated gross installation revenue and accordingly the Company did not report any deferred revenue on installations as of December 31, 2003, 2002 or 2001.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to accounts receivable. The Company uses a number of factors in determining the allowance, including, among other things, collection patterns and anticipated trends. Upon disconnection of the subscriber, all unpaid accounts receivable from the subscriber are fully reserved. The allowance is maintained until receipt of payment or until the account is deemed uncollectible for a maximum of three years.

TAXATION

        Income taxes are accounted for under the asset and liability method in accordance with SFAS 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

        U.S. TAXATION: Until the conversion to a limited liability company on December 18, 2003, the Company was subject to U.S. Federal taxation on its worldwide income. Polish companies that are not engaged in a trade or business within the U.S. or that do not derive income from U.S. sources are not subject to U.S. income tax.

        FOREIGN TAXATION: Polish companies are subject to corporate income taxes, value added tax (VAT) and various local taxes within Poland, as well as import duties on materials imported into Poland.

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

2003 COMPARED WITH 2002

	Year ended December 31,		Increase/(Decrease)
			2003 compared with 2002
	2003	2002
	(stated in millions of U.S. Dollars)
Revenue	87.6	79.7	7.9	9.9%
Direct Operating Expenses	(39.4)	(41.0)	(1.6)	(3.9%)
Selling, General and Administrative Expenses	(26.8)	(27.3)	(0.5)	(1.8%)
Depreciation and Amortization	(28.5)	(28.4)	0.1	0.4%
Estimated Losses from Litigation and Claims	(6.0)	—	6.0	n/a
Impairment of Long-Lived Assets	—	(1.9)	(1.9)	(100.0%)
Operating Loss	(13.1)	(18.9)	(5.8)	(30.7%)
Interest and Investment Income	3.8	3.1	0.7	22.6%
Interest Expense, Third Party	(33.3)	(58.4)	(25.1)	(43.0%)
Interest Expense Charged by UPC and its Affiliates	(23.4)	(41.4)	(18.0)	(43.5%)
Share in Results of Affiliated Companies	(0.9)	(21.3)	(20.4)	(95.8%)
Foreign Exchange Gain / (Loss), Net	1.3	14.1	(12.8)	(90.8%)
Reorganization Items, Net	3.0	—	3.0	n/a
Income Tax Expense	(4.1)	(0.1)	4.0	4,000.0%
Cummulative Effect of Accounting Change	—	(371.0)	(371.0)	(100.0%)
Net Loss Applicable to Holder of Membership Interest Units	(66.0)	(492.2)	(426.2)	(86.6%)

        Revenue.    Revenue increased $7.9 million, or 9.9%, from $79.7 million in the year ended December 31, 2002 to $87.6 million in the year ended December 31, 2003. This increase was attributable to a number of factors. Revenue from internet subscriptions increased $3.3 million or 80.5% from $4.1 million for the year ended December 31, 2002 to $7.4 million for the year ended December 31, 2003 primarily as a result of an increase in the number of internet subscribers during such periods. Also, cable revenue increased $4.8 million or 6.4% from $74.5 million for the year ended December 31, 2002 to $79.3 million for the year ended December 31, 2003. This increase is attributable primarily to a rate increase introduced by the Company in the second quarter of 2003. This increase was partially offset by the lack of revenue generated from services provided to TKP, which amounted to $2.1 million for the year ended December 31, 2002.

        Revenue from monthly subscription fees amounted to $84.5 million and $75.0 million representing 97.4% and 95.4% of cable and internet revenue for the years ended December 31, 2003 and 2002,

respectively. During the year ended December 31, 2003, the Company generated approximately $4.8 million of premium subscription revenue as a result of providing the HBO Poland movie channels and the Canal+ Multiplex channels to cable subscribers, as compared to $3.9 million for the year ended December 31, 2002.

        Revenue from installation fees amounted to $0.7 million for the year ended December 31, 2003 as compared to $0.5 million for the year ended December 31, 2002.

        Direct Operating Expenses.    Direct operating expenses decreased $1.6 million, or 3.9%, from $41.0 million for the year ended December 31, 2002 to $39.4 million for the year ended December 31, 2003. This decrease results mainly from an adjustment of $2.5 million to the provision in relation to a dispute on a programming contract, partially offset by an increase in costs relating to new programming content.

        Direct operating expenses decreased from 51.4% of revenues for the year ended December 31, 2002 to 45.0% of revenues for the year ended December 31, 2003. The decreases in direct operating expenses as a percentage of revenues in such periods occurred primarily as a result of the increase in revenues during such periods as well as the decrease in direct operating expenses.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $0.5 million, or 1.8%, from $27.3 million for the year ended December 31, 2002 to $26.8 million for the year ended December 31, 2003. This decrease was attributable mainly to lower costs charged by UPC affiliates, improved operating efficiency and collection of customer related accounts receivable. The above savings were partially offset by $3.0 million of professional fees related to the restructuring process incurred by the Company between January 1, 2003 and July 7, 2003.

        As a percentage of revenue, overall, selling, general and administrative expenses decreased from 34.3% for the year ended December 31, 2002 to approximately 30.6% for the year ended December 31, 2003. The decreases in selling, general and administrative expenses as a percentage of revenues in such periods occurred primarily as a result of the increase in revenues during such periods as well as the decrease in selling, general and administrative expenses.

        Depreciation and Amortization.    Depreciation and amortization expense increased $0.1 million, or 0.4%, from $28.4 million for the year ended December 31, 2002 to $28.5 million for the year ended December 31, 2003. Depreciation and amortization expense as a percentage of revenues decreased from 35.6% for the year ended December 31, 2002 to 32.5% for the year ended December 31, 2003 because of the increase in revenues for 2003 as compared to 2002.

        Estimated losses from litigation and claims.    For the year ended December 31, 2003, the Company accrued $6.0 million relating to litigation described in Item 3 "Legal Proceedings".

        Impairment of Long-Lived Assets.    Impairment of long-lived assets of $1.9 million for the year ended December 31, 2002 represents the write-off of intangible assets (mainly franchise fees) as the assets were determined to have no service potential and not to contribute directly or indirectly to the Company's future cash flows. There was no such expense in the year ended December 31, 2003.

        Operating Loss and Margin.    Each of the factors discussed above contributed to the operating loss of $13.1 million for the year ended December 31, 2003, as compared to an operating loss of $18.9 million for the year ended December 31, 2002.

        The composition of customers receiving basic, intermediate and premium or internet services influences the Company's operating margin in the following ways:

  •
  The average price charged to customers receiving each of the services is different, influencing the Company's total revenue.

  •
  Programming expenses are incurred generally only in relation to the provision of basic and premium service. Due to certain channels being charged to the Company on a fixed fee basis (minimum guarantee), the Company's operating margin is adversely affected when the actual number of subscribers is lower than the guaranteed level of subscribers under certain of the Company's programming agreements.

  •
  Intermediate service generally does not require programming charges (mainly "free to air" channels are provided under this service). Fees for intermediate service are significantly lower than basic service (on average, fees generated from our intermediate service are approximately 34.8% of those generated from basic service).

  •
  Premium service is available only to those subscribers who already receive basic service. Therefore, as an additional product to an existing customer, the Company's premium service generates additional revenues and margins.

  •
  The internet service is subject to direct expenses of approximately 28.8% of revenue from the provision of internet access services and therefore contributes positively to the operating margins of the Company.

        Interest and Investment Income.    Interest and investment income amounted to $3.8 million and $3.1 million for the years ended December 31, 2003 and 2002, respectively. The increase relates to interest on bank deposits and interest income of $2.3 million on a loan to TKP, which was repaid on February 27, 2003.

        Interest Expense, Third Party.    Interest expense decreased $25.1 million, or 43.0%, from $58.4 million for the year ended December 31, 2002 to $33.3 million for the year ended December 31, 2003. Interest expense relates mainly to interest accrued on the UPC Polska Notes and the PC LLC Notes. The decrease in interest expense is principally due to the fact that no interest has accrued or been recorded on the Company's debt subject to compromise subsequent to the Company's Chapter 11 filing on July 7, 2003. The contractual interest expense on third party indebtedness subject to compromise for the year ended December 31, 2003 would have been $61.3 million.

        As of December 31, 2003 the Company made no interest payments on third party indebtedness subject to compromise since the filing for relief under Chapter 11.

        Interest Expense Charged by UPC and its Affiliates.    Interest expense decreased $18.0 million, or 43.5%, from $41.4 million for the year ended December 31, 2002 to $23.4 million for the year ended December 31, 2003. This decrease is principally due to the fact that no interest has accrued or been recorded on the Company's debt subject to compromise subsequent to the Company's Chapter 11 filing on July 7, 2003. The contractual interest expense on the loans payable to UPC and its affiliates for the year ended December 31, 2003 would have been $45.6 million.

        As of December 31, 2003 the Company made no interest payments on the loans payable to UPC and its affiliates since the filing for relief under Chapter 11.

        Share in Results of Affiliated Companies.    As of December 31, 2003, the Company reviewed the carrying value of its investment in Fox Kids Poland ("FKP") and recognized a loss of $0.9 million resulting from its share of FKP's losses. The Company's share in results of affiliated companies for the year ended December 31, 2002 amounted to a loss of $21.3 million and was attributable to a loss of $19.1 million and a loss of $2.2 million resulting from the Company's share of TKP's and FKP's losses, respectively.

        Foreign Exchange Gain/Loss, Net.    For the year ended December 31, 2003, foreign exchange gains amounted to $1.3 million, as compared to the foreign exchange gains of $14.1 million for the year ended December 31, 2002. The gains for the year ended December 31, 2003 were attributable to the appreciation of the zloty against the U.S. dollar by 2.56% partially offset by losses on the change in fair value of embedded foreign currency derivative instruments of $2.3 million, resulting primarily from the significant appreciation of the Euro against the Polish zloty during the year ended December 31, 2003. The gains for the year ended December 31, 2002 were attributable to the significant depreciation of the U.S. dollar against the Euro during the second and third quarter of 2002 (the majority of the Company's cash deposits were held in Euros until July 2002 when they were converted into U.S. Dollars) and the appreciation of the zloty against the U.S. dollar by 3.70% for the year ended December 31, 2002.

        Reorganization Items.    In connection with the Company's Chapter 11 Case, the Company is required to prepare consolidated financial statements as of and for the year ended December 31, 2003, in accordance with SOP 90-7. In accordance with SOP 90-7, all of the Company's pre-petition liabilities that were subject to compromise under the Plan are segregated in the consolidated balance sheet as liabilities subject to compromise. These liabilities are recorded at the amounts allowed as claims in the Chapter 11 Case. The reorganization items include a net credit of $11.2 million reflecting adjustments to the carrying value of the Company's liabilities subject to compromise required to state them at the amounts allowed as claims in the Chapter 11 Case offset by professional services expenses of $8.2 million relating to the restructuring process.

        Income Tax Expense.    The Company recorded $4.1 million of income tax expense for the year ended December 31, 2003 as compared to $0.1 million for the year ended December 31, 2002. The income tax expense for the year ended December 31, 2003 is fully attributable to estimated current year tax expense.

        On September 3, 2003, as a result of the increase of indirect ownership of Liberty Media Corporation in UPC Polska and other indirect ownership changes, UPC Polska became subject to the change of control provisions of section 382 of the Internal Revenue Code. As a consequence of this ownership change and because UPC Polska was insolvent under U.S. tax law definitions at that time, UPC Polska could not offset any pre-change losses incurred prior to September 3, 2003 against income generated after the ownership change date.

        Furthermore, on December 18, 2003, the Company converted from a U.S. corporation to a limited liability company. This conversion resulted in a deemed dissolution of UPC Polska into UPC Telecom for U.S. income tax purposes. Because UPC Polska was insolvent under U.S. tax law definitions at that time, and because UPC Telecom is a foreign (non-U.S.) corporation, the dissolution of UPC Polska was a taxable transaction, meaning UPC Polska was required to realize any gains inherent in its assets on the date of the deemed dissolution to the extent the fair market value of such assets was greater than their adjusted tax basis. As of December 18, 2003, UPC Polska was not in possession of any assets the fair value of which was in excess of their adjusted tax basis. Any losses realized as a result of UPC Polska's conversion to LLC status may not be used to offset income recognized after the ownership change date as a result of the built in loss rules described above.

        As a result of factors described above, the Company recognized an expense of $2.8 million with respect to the estimated U.S. Federal income tax for the year ended December 31, 2003. This amount is included in the Company's current year taxes. Additionally, the current year taxes include $1.3 million of estimated income taxes of the Company's foreign operations.

        Cumulative effect of accounting change.    During 2002, upon adoption of SFAS No. 142, the Company recorded a cumulative effect of accounting change of $371.0 million representing a goodwill write-off relating to the Company's cable business. As a result of the adoption of SFAS No. 142, the net book value of goodwill as at December 31, 2003 and December 31, 2002 is zero.

        Net Loss Applicable to Holder of Membership Interest Units.    Net loss applicable to holders of membership interest units decreased from a loss of $492.2 million for the year ended December 31, 2002 to a loss of $66.0 million for the year ended December 31, 2003 due to the factors discussed above.

2002 COMPARED WITH 2001

	Year ended December 31,		Increase/(Decrease)
			2002 compared with 2001
	2002	2001
	(stated in millions of U.S. Dollars)
Revenue	79.7	138.7	(59.0)	(42.5%)
Direct Operating Expenses	(41.0)	(111.3)	(70.3)	(63.2%)
Selling, General and Administrative Expenses	(27.3)	(64.3)	(37.0)	(57.5%)
Depreciation and Amortization	(28.4)	(126.0)	(97.6)	(77.5%)
Impairment of Long-Lived Assets	(1.9)	(22.3)	(20.4)	(91.5%)
Operating Loss	(18.9)	(185.2)	(166.3)	(89.8%)
Interest and Investment Income	3.1	1.6	1.5	93.8%
Interest Expense, Third Party	(58.4)	(51.2)	7.2	14.1%
Interest Expense Charged by UPC and its Affiliates	(41.4)	(44.3)	(2.9)	(6.5%)
Share in Results of Affiliated Companies	(21.3)	(14.5)	6.8	46.9%
Foreign Exchange Gain / (Loss), Net	14.1	(27.5)	(41.6)	(151.3%)
Income Tax Expense	(0.1)	(0.1)	—	0.0%
Cummulative Effect of Accounting Change	(371.0)	—	371.0	n/a
Net Loss Applicable to Common Stockholders	(492.2)	(749.5)	(257.3)	(34.3%)

        Revenue.    Revenue decreased $59.0 million, or 42.5%, from $138.7 million in the year ended December 31, 2001 to $79.7 million in the year ended December 31, 2002, primarily as a result of the elimination of the Company's D-DTH and programming businesses. During the same period, the revenues from the Company's cable operations (cable and internet) increased by $1.5 million, or 1.9%, from $77.1 million to $78.6 million in the year ended December 31, 2001 and 2002, respectively. This increase was attributable to a number of factors. Revenue from internet subscriptions increased $2.5 million, or 156.3% from $1.6 million for the year ended December 31, 2001 to $4.1 million for the year ended December 31, 2002. This increase was partially offset by a decrease in the cable basic subscribers. In addition, during the first six months of the year ended December 31, 2002, the Company generated revenue of $2.1 million from certain call center services such as billing and subscriber support and IT services, provided to TKP. There were no such revenues generated during 2001 and after June 2002.

        Revenue from monthly subscription fees amounted to $75.0 million and $75.1 million, representing 95.4% and 97.4% of cable operations revenue, for the year ended December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, the Company generated approximately $3.9 million of premium subscription revenue as a result of providing the HBO Poland movie channels and the Canal+ Multiplex channels to cable subscribers as compared to $4.6 million for the year ended December 31, 2001, when both HBO and Wizja Sport were provided as premium channels.

        Revenue from installation fees amounted to $0.5 million for the year ended December 31, 2002 as compared to $0.7 million for the year ended December 31, 2001.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $37.0 million, or 57.5%, from $64.3 million for the year ended December 31, 2001 to $27.3 million for the year ended December 31, 2002, primarily as a result of the elimination of the Company's D-DTH and programming businesses. During the same period, selling, general and administrative expenses relating to cable operations decreased $6.0 million, or 24.2%, from $24.8 million for the year ended December 31, 2001 to $18.8 million for the year ended December 31, 2002. This decrease was attributable mainly to decreases in bad debt expense (of approximately $3.6 million) and selling and marketing expenses and improved operating efficiency.

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

        Depreciation and Amortization.    Depreciation and amortization expense decreased $97.6 million, or 77.5%, from $126.0 million for the year ended December 31, 2001 to $28.4 million for the year ended December 31, 2002, principally as a result of the elimination of the Company's D-DTH and programming businesses, as well as the non-amortization of goodwill resulting from the application of SFAS 142. Depreciation and amortization expense as a percentage of revenues decreased from 90.8% for the year ended December 31, 2001 to 35.6% for the year ended December 31, 2002.

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

        Impairment of long-lived assets.    Impairment of long-lived assets of $1.9 million for the year ended December 31, 2002 represents the write-off of intangible assets (mainly franchise fees) as the assets were determined to have no service potential and did not contribute directly or indirectly to the Company's future cash flows. Impairment of long-lived assets of $22.3 million for the year ended December 31, 2001 related entirely to impairment of D-DTH equipment.

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

        Interest and Investment Income.    Interest and investment income amounted to $3.1 million and $1.6 million for the years ended December 31, 2002 and 2001, respectively. The increase is primarily due to an increase in interest received on bank deposits. The Company's average cash balances were significantly higher during 2002, due to proceeds from the Canal+ merger held in interest-bearing accounts.

        Interest Expense, Third Party.    Interest expense increased $7.2 million, or 14.1%, from $51.2 million for the year ended December 31, 2001 to $58.4 million for the year ended December 31, 2002. Interest expense relates mainly to interest accrued on the UPC Polska Notes and the PC LLC Notes. The increase in interest expense occurred due to accretion of the principal of the UPC Polska Notes.

        Interest Expense Charged by UPC, and its Affiliates.    Interest expense decreased $2.9 million, or 6.5%, from $44.3 million for the year ended December 31, 2001 to $41.4 million for the year ended December 31, 2002.

        Share in Results of Affiliated Companies.    The Company recorded $21.3 million of expense relating to its share in losses of affiliated companies for the year ended December 31, 2002. The losses relate to the Company's investments in TKP and FKP. The investment in TKP was written down by $19.1 million to zero as a result of TKP's losses in 2002. In addition, as of December 31, 2002, the Company reviewed the carrying value of its investment in FKP and recognized a loss of $2.2 million resulting from its share of FKP's losses. The Company recorded $14.5 million of expense relating to its share in losses of affiliated companies for the year ended December 31, 2001. The 2001 losses primarily result from TKP losses, and also from the losses on disposal of Twoj Styl and Mazowiecki Klub Sportowy Spolka Akcyjna of $1.5 million and $5.0 million, respectively.

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

        Net Loss Applicable to Common Stockholders.    Net loss applicable to common stockholders decreased from a loss of $749.5 million for the year ended December 31, 2001 to a loss of $492.2 million for the year ended December 31, 2002 due to the loss on disposal of D-DTH business and the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        In 2003, the Company took action to restructure its balance sheet through a pre-negotiated plan of reorganization under Chapter 11 of the Bankruptcy Code. The restructuring was completed on February 18, 2004. The Company believes the restructuring has significantly improved its financial condition and liquidity.

        On December 31, 2003 and December 31, 2002, the Company had, on a consolidated basis, approximately $945.2 million and $923.7 million, respectively, aggregate principal amount of indebtedness outstanding, of which $481.7 million (including capitalized or accrued interest of $141.2 million) and $458.4 million (including capitalized or accrued interest of $117.8 million), respectively, was owed to UPC and its affiliates (excluding amounts owing under UPC Polska Notes held by those parties). All of the loans from UPC and its affiliates to the Company bore interest at 11.0% per annum, and matured in 2007 and 2009. The loans from UPC were used primarily for the repurchase of UPC Polska Notes and PC LLC Notes, to fund capital expenditures, operating losses and working capital primarily related to the development and operation of the Company's D-DTH business, and for general corporate purposes and certain other investments, including the acquisition of cable television networks and certain minority interests in the Company's subsidiaries which were held by unaffiliated third parties. As a result of the Company's filing of a voluntary petition for relief under Chapter 11, all of the Company's outstanding long-term debt became due and payable and, in accordance with SOP 90-7, was classified as liabilities subject to compromise.

        The following table presents the book value of the Company's third party outstanding indebtedness as of December 31, 2003 and 2002 (indebtedness owing under the UPC Polska Notes includes approximately $78.0 million of amounts owing under such notes held by UPC and its affiliates as of December 31, 2003):

	Book Value
	Amount outstanding as of December 31,
	2003	2002
	(stated in thousands of U.S. Dollars)
Notes payable to RCI former PCBV minority shareholders	$6,445	$6,000
UPC Polska Senior Discount Notes due 2009, net of discount	211,780	210,549
UPC Polska Series C Senior Discount Notes due 2008, net of discount	21,636	19,920
UPC Polska Senior Discount Notes due 2008, net of discount	223,576	214,298
PC LLC Notes, net of discount	—	14,509

Total	$463,437	$465,276

        Approximately $14.5 million in principal amount under the PC LLC Notes was classified as a current liability at December 31, 2002. In February 2003, PC LLC elected to satisfy and discharge the PC LLC Notes in accordance with the Indenture governing the PC LLC Notes (the "PC LLC Indenture"). On March 19, 2003, the Company deposited with the PC LLC Indenture trustee $15.8 million, an amount to be held in trust and sufficient to pay and discharge the entire indebtedness of the PC LLC Notes plus accrued interest at maturity (November 3, 2003). Since PC LLC was not a party to the Plan, PC LLC's obligation to pay the PC LLC Notes as described above was not affected by the Chapter 11 Case. The PC LLC Notes were redeemed on November 3, 2003.

        As a result of the consummation of the Plan on February 18, 2004, the Company's indebtedness owing under the UPC Polska Notes and to UPC and its affiliates has been discharged in exchange for equity in the Company, equity securities of UGC, $105.4 million of new long-term indebtedness of the Company and $99.3 million of cash. As a result of these discharges and the release of the $6.0 million escrow to the Company (pursuant to a settlement agreement discussed in Note 3 to the consolidated financial statements contained in this Annual Report on Form 10-K), the Company's balance sheet has been substantially delevered, as shown in the following table:

	Actual As of December 31, 2003	Pro Forma As of December 31, 2003
	(stated in thousands of U.S. Dollars)
Cash and cash equivalents	$101,855	$8,539
Total assets	231,591	132,275
Liabilities subject to compromise and long-term debt	963,842	105,395
Total liabilities	1,007,457	149,010
Total member's deficit	(775,866)	(16,735)
Total liabilities and member's deficit	$231,591	$132,275

        As a result of the consummation of the Plan, the Company's cash interest expense will be reduced in the immediate future. Under the contractual terms of the UPC Polska Notes and the Company's indebtedness to UPC and its affiliates, cash interest payments were to aggregate to the following approximate amounts:

	2004	2005	2006	2007	2008	2009 and thereafter	Total
	(stated in thousands of U.S. Dollars)
UPC Polska Notes	$50,837	$69,171	$69,171	$69,171	$69,171	$17,073	$344,594
Indebtedness to UPC and affiliates	$45,725	$45,600	$45,600	$44,596	$44,054	$25,397	$250,972

        As a result of the restructuring, the Company's cash interest payments on its long-term indebtedness aggregate to the following approximate amounts, on a contractual basis:

	2004	2005	2006	2007	Total 2004-2007
	(stated in thousands of U.S. Dollars)
New Senior Notes	$5,849	$9,486	$9,486	$4,743	$29,564

        In 2003, the Company met its cash requirements primarily with cash flows from operations and cash on hand. In prior years, the Company financed its activities with (i) capital contributions and loans from certain of the Company's principal stockholders, (ii) borrowings under available credit facilities, (iii) the sale of approximately $200.0 million of common stock through the Company's initial public equity offering in August 1997, (iv) the sale of $252.0 million aggregate principal amount at the maturity of the 14 1/2% Senior Discount Notes in July 1998 with gross proceeds of approximately $125.0 million, (v) the sale of $36,001,321 principal amount at maturity of its Series C Discount Notes in January 1999 with gross proceeds of $9.8 million, (vi) the sale of its 14 1/2% Senior Discount Notes in January 1999 with gross proceeds of $96.1 million, and (vii) the sale of the Series A 12% Cumulative Preference Shares, the Series B 12% Cumulative Preference Shares and Warrants in January 1999 with gross proceeds of $48.2 million. In 2002, UPC made capital contributions of $21.6 million. This compares to additional capital contributions of $48.5 million and additional loans of $40.5 million made by UPC in 2001. There were no capital contributions made by UPC in 2003.

        The Company had positive cash flows from operating activities of $18.2 million for the year ended December 31, 2003 compared to positive cash flows from operating activities of $10.8 million for the year ended December 31, 2002 and negative cash flows from operating activities of $45.9 million for the year ended December 31, 2001. As of December 31, 2003, the Company had a member's deficit of $775.9 million. As discussed above, as of December 31, 2003, all of the Company's outstanding debts previously classified as current liabilities, have been classified as liabilities subject to compromise. Accordingly, as of December 31, 2003, the Company's current assets were in excess of its current liabilities. Cash used for the purchase and build-out of the Company's cable television networks and the purchase of other property, plant, and equipment was $10.4 million in 2003 and $5.2 million in 2002. The Company had unrestricted cash of $101.9 million deposited in bank accounts of the Company and its subsidiaries as of December 31, 2003. In connection with the consummation of the Plan, the Company paid $99.3 million to claimants on February 18, 2004. As a result of such payment and the release of a $6.0 million escrow in favor of the Company on February 24, 2004 (as discussed above) the Company had unrestricted cash of approximately $12.1 million as of February 29, 2004 (at the U.S. Dollar exchange rates in effect at that date). The Company experienced operating losses of $13.1 million, $18.9 million and $185.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        As of December 31, 2003, the Company was committed to pay at least $30.8 million in guaranteed payments (including payments for programming and rights) over the next sixteen years of which at least approximately $5.0 million is to be paid in 2004. In addition, the Company has a variable obligation in relation to programming agreements, which is based on the actual number of subscribers in the month for which the fee is due. In connection with the disposition of the D-DTH business, TKP assumed the Company's previous obligations under certain contracts. Pursuant to the definitive agreements governing the TKP transaction and the contracts which TKP assumed, the Company remains contingently liable for performance under those contracts. As of December 31, 2003, management estimates the potential exposure for contingent liability on these assumed programming contracts to be approximately $13.2 million.

        The following table presents the Company's minimum future commitments under the contractual terms of its programming, lease contracts and contingent liabilities related to assumed programming contracts:

	2004	2005	2006	2007	2008	2009 and thereafter	Total
	(stated in thousands of U.S. Dollars)
Building	$2,756	$1,882	$849	$160	$—	$—	$5,647
Conduit	1,039						1,039
Car	20	12					32
Programming	1,103	1,147	1,086	1,103	1,158	18,299	23,896
Other	94	31	2				127
Headend	28						28

Total	$5,040	$3,072	$1,937	$1,263	$1,158	$18,299	$30,769

Assumed contracts	$8,191	$5,029	$—	$—	$—	$—	$13,220

        As a result of the consummation of the Plan on February 18, 2004, the Company's balance sheet has been substantially reorganized. Following consummation of the Plan, the Company anticipates that the primary sources of capital used by the Company through 2005 will be cash on hand, cash flows from operations and improvements in working capital positions. The Company currently expects it will have access to funds required to refinance the New Senior Notes at or prior to maturity. The Company believes that, in the foreseeable future, its existing cash balances, working capital and operating cash flow will be sufficient to meet obligations as they become due. Should the Company's operating results fall behind the Company's current business plan, there is uncertainty as to whether the Company will have sufficient funds to meet its planned capital expenditures and/or any future debt commitments.

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

CURRENT OR ACCUMULATED EARNINGS AND PROFITS

        For the fiscal year ended December 31, 2003, the Company had no current or accumulated earnings and profits. Therefore, none of the interest which accreted during the fiscal year ended December 31, 2003 with respect to the UPC Polska Notes will be deemed to be a "Dividend Equivalent Portion" as such term is defined in Section 163(e)(5)(B) of the Internal Revenue Code, as amended.

NEW ACCOUNTING PRINCIPLES

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities ("VIE") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for VIEs created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 for VIEs created or acquired prior to February 1, 2003. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The Company does not have any VIEs, including special purpose entities, that must be consolidated and therefore the adoption of the provisions of FIN 46 will not have a material impact on the Company's financial position or results of operations.

        In December 2003, the Securities and Exchange Commission ("SEC") issued SAB No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial condition.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the Company's consolidated financial statements.

MATTERS PERTAINING TO ARTHUR ANDERSEN

        The Company's former independent public accountants, Arthur Andersen Sp. z o.o. have ceased operations. The opinion of Arthur Andersen included in this Annual Report covers the Company's financial statements as of and for the year ended December 31, 2001 and is a copy of the opinion issued by Arthur Andersen Sp. z o.o. and included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Such opinion has not been reissued by Arthur Andersen Sp. z o.o. The Company's current independent public accountants, KPMG Polska Sp. z o.o. ("KPMG") were engaged by the Company to audit the Company's financial statements as of and for the years ended December 31, 2002 and 2003. At this time, the SEC continues to accept financial statements audited by Arthur Andersen.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is foreign exchange risk from fluctuations in the Polish zloty currency exchange rate. The Company's revenues from subscribers are in Polish zloty, while some major cost components are denominated in foreign currencies. In particular, the Company's programming commitments are denominated in U.S. Dollars or Euros. Also, the Company's loans payable to UPC and its affiliates as well as the UPC Polska Notes were expressed in U.S. Dollars.

        The Company's long-term debt, issued upon consummation of the Plan of Reorganization as of February 18, 2004, bears interest at a fixed rate, and therefore the Company is neither materially benefited nor materially disadvantaged by variations in interest rates. Furthermore, in accordance with SOP 90-7, subsequent to its filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code, the Company has not accrued any interest expense on its liabilities subject to compromise.

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

        International operations constitute 100% of the Company's 2003 consolidated operating loss excluding pre-petition expenses for the Chapter 11 proceedings. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. Dollars and Euros. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the zloty against the U.S. dollar or Euro that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar or Euro denominated obligations and contractual commitments.

        The Company estimates that a further 10% change in foreign exchange rates would impact its reported operating loss by approximately $1.6 million. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar and Euro, would result in a $1.6 million increase in the reported operating loss for the year ended December 31, 2003. This was estimated using 10% of the Company's operating losses adjusted for unusual impairment and other items, including U.S. Dollar and Euro denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

        The Company does not generally hedge currency translation risk. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, there is no assurance that it will be able to obtain hedging arrangements on commercially satisfactory terms. Therefore, shifts in currency exchange rates may have an adverse effect on the Company's financial results and on its ability to meet its U.S. dollar or Euro denominated debt obligations and contractual commitments.

        Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty, but since 1999 the inflation rate has slowed. Inflation rates were approximately 7.3% in 1999, approximately 10.1% in 2000, approximately 5.5% in 2001, 1.9% in 2002 and approximately 0.8% in 2003. The exchange rate for the Polish zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991. For the years ended December 31, 2001, 2002, and 2003, the Polish zloty has appreciated against the U.S. dollar by approximately 3.8%, 3.7%, and 2.6%, respectively. Inflation and currency exchange fluctuations may have a material adverse effect on the business, financial condition and results of operations of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

TO UPC POLSKA, LLC:

We have audited the accompanying consolidated balance sheets of UPC Polska, LLC (formerly UPC Polska, Inc.) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in member's equity/(deficit), comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of UPC Polska, Inc. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in Note 9 to the 2003 consolidated financial statements, in their report dated March 31, 2002. Such report included an explanatory paragraph indicating substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of UPC Polska, LLC and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statements of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets.

As discussed above, the 2001 financial statements of UPC Polska, Inc. were audited by other auditors who have ceased operations. As described in Note 9, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in Note 9 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures, and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

KPMG Polska Sp. z o.o.

Warsaw, Poland
March 9, 2004

THIS IS A COPY OF A REPORT ISSUED BY ARTHUR ANDERSEN SP. Z O.O. AND INCLUDED IN THE UPC POLSKA, INC. ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN SP. Z O.O.

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

Arthur Andersen Sp. z o.o.

Warsaw, Poland
March 31, 2002

        The report of Arthur Andersen Sp. z o.o. (Andersen) is a copy of a report previously issued by Andersen on March 31, 2002. The report has not been reissued by Andersen nor has Andersen consented to its inclusion in this Annual Report on Form 10-K. The Andersen report refers to the consolidated balance sheets as of December 31, 2001 and 2000, and the consolidated statements of operations, comprehensive loss, changes in stockholder's equity and cash flows for the year ended December 31, 2000 and periods from January 1, 1999 through August 5, 1999 and from August 6, 1999 through December 31, 1999 which are no longer included in the accompanying financial statements.

UPC POLSKA, LLC
(DEBTOR-IN-POSSESSION THROUGH FEBRUARY 18, 2004)
CONSOLIDATED BALANCE SHEETS
(STATED IN THOUSANDS OF U.S. DOLLARS)

	December 31, 2003	December 31, 2002
Current assets:
Cash and cash equivalents (note 3)	$101,855	$105,646
Restricted Cash (note 3)	6,721	—
Trade accounts receivable, net of allowance for doubtful accounts of $2,845 in 2003 and $2,878 in 2002 (note 6)	9,579	7,742
VAT receivable	—	1,359
Prepayments	300	530
Due from the Company's affiliates	971	4,013
Other current assets	159	200

Total current assets	119,585	119,490

Property, plant and equipment (note 8):
Cable system assets	191,897	178,634
Construction in progress	178	840
Vehicles	2,574	2,230
Office, furniture and equipment	15,823	13,822
Other	10,809	10,044

	221,281	205,570
Less accumulated depreciation	(114,977)	(84,822)

Net property, plant and equipment	106,304	120,748
Inventories	2,635	3,355
Intangible assets, net (note 9)	704	1,608
Investment in affiliated companies (note 10)	2,363	3,277

	112,006	128,988

Total assets	$231,591	$248,478

See accompanying notes to consolidated financial statements.

UPC POLSKA, LLC
(DEBTOR-IN-POSSESSION THROUGH FEBRUARY 18, 2004)
CONSOLIDATED BALANCE SHEETS

(STATED IN THOUSANDS OF U.S. DOLLARS, except share amounts)

	December 31, 2003	December 31, 2002
Current liabilities:
Accounts payable and accrued expenses (note 11)	$28,187	$24,582
Due to UPC and its affiliates	7,942	3,663
Accrued interest	—	237
Deferred revenue	5,116	4,575
Notes payable and accrued interest to UPC and its affiliates (note 13)	—	458,374
Current portion of long term notes payable (note 13)	—	20,509
Other current liabilities (note 2)	1,017	—

Total current liabilities	42,262	511,940

Liabilities subject to compromise (note 3)	963,842	—
Long-term liabilities:
Notes payable (note 13)	—	444,767
Other long term liabilities (notes 2 and 17)	1,353	—

Total liabilities	1,007,457	956,707

Commitments and contingencies (notes 18 and 21)
Member's deficit (note 1):
Membership interest units denominated as common stock; 1,000 units authorized, issued and outstanding at December 31, 2003 and 2002	—	—
Paid-in capital	933,151	933,151
Accumulated other comprehensive loss	(8,301)	(6,671)
Accumulated deficit	(1,700,716)	(1,634,709)

Total member's deficit	(775,866)	(708,229)

Total liabilities and member's deficit	$231,591	$248,478

See accompanying notes to consolidated financial statements.

UPC POLSKA, LLC
(DEBTOR-IN-POSSESSION THROUGH FEBRUARY 18, 2004)
CONSOLIDATED STATEMENTS OF OPERATIONS
(STATED IN THOUSANDS OF U.S. DOLLARS)

	Year ended December 31,
	2003	2002	2001
Revenues	$87,601	$79,675	$138,722
Operating expenses:
Direct operating expenses	39,444	40,985	111,270
Selling, general and administrative expenses	26,786	27,325	64,301
Depreciation and amortization	28,464	28,361	126,042
Estimated losses from litigation and claims (note 21)	6,000	—	—
Impairment of long-lived assets (notes 8 and 9)	—	1,868	22,322

Total operating expenses	100,694	98,539	323,935
Operating loss	(13,093)	(18,864)	(185,213)
Loss on disposal of D-DTH business (note 4)	—	—	(428,104)
Interest and investment income	3,826	3,086	1,560
Interest expense, third party	(33,261)	(58,432)	(51,207)
Interest expense, UPC and its affiliates (note 14)	(23,363)	(41,414)	(44,331)
Share in results of affiliated companies (note 10)	(914)	(21,253)	(14,548)
Foreign exchange gain / (loss), net	1,297	14,133	(27,511)
Non-operating income, net	579	1,561	—

Net loss before reorganization items and income taxes	(64,929)	(121,183)	(749,354)
Reorganization items, net (note 3)	2,991	—	—

Net loss before income taxes	(61,938)	(121,183)	(749,354)
Income tax expense (note 12)	(4,069)	(94)	(124)

Net loss before cumulative effect of accounting change	(66,007)	(121,277)	(749,478)
Cumulative effect of accounting change, net of taxes (note 9)	—	(370,966)	—

Net loss applicable to holders of membership interest units	$(66,007)	$(492,243)	$(749,478)

See accompanying notes to consolidated financial statements.

UPC POLSKA, LLC
(DEBTOR-IN-POSSESSION THROUGH FEBRUARY 18, 2004)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(STATED IN THOUSANDS OF U.S. DOLLARS)

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Net loss	$(66,007)	$(492,243)	$(749,478)
Other comprehensive income/(loss):
Translation adjustment	(1,630)	6,562	53,668

Comprehensive loss	$(67,637)	$(485,681)	$(695,810)

See accompanying notes to consolidated financial statements.

UPC POLSKA, LLC
(DEBTOR-IN-POSSESSION THROUGH FEBRUARY 18, 2004)
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY/(DEFICIT)
(STATED IN THOUSANDS OF U.S. DOLLARS, except share amounts)

	Membership interest units denominated as common stock
			Common Stock			Accumulated other comprehensive loss
					Paid-in capital		Accumulated deficit
	Shares	Amount	Shares	Amount				Total
Balance January 1, 2001	—	$—	1,000	$—	863,111	$(66,901)	$(392,988)	$403,222
Translation adjustment	—	—	—	—	—	53,668	—	53,668
Net loss	—	—	—	—	—	—	(749,478)	(749,478)
Additional paid in capital from UPC— (note 16)	—	—	—	—	48,451	—	—	48,451

Balance December 31, 2001	—	—	1,000	—	911,562	(13,233)	(1,142,466)	(244,137)
Translation adjustment	—	—	—	—	—	6,562	—	6,562
Net loss	—	—	—	—	—	—	(492,243)	(492,243)
Additional paid in capital from UPC— (note 16)	—	—	—	—	21,589	—	—	21,589

Balance December 31, 2002	—	—	1,000	—	933,151	(6,671)	(1,634,709)	(708,229)
Translation adjustment	—	—	—	—	—	(1,630)	—	(1,630)
Conversion from U.S. corporation to limited liability company	1,000	—	(1,000)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(66,007)	(66,007)

Balance December 31, 2003	1,000	$—	—	$—	$933,151	$(8,301)	$(1,700,716)	$(775,866)

See accompanying notes to consolidated financial statements.

UPC POLSKA, LLC
(DEBTOR-IN-POSSESSION THROUGH FEBRUARY 18, 2004)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN THOUSANDS OF U.S. DOLLARS)

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(66,007)	$(492,243)	$(749,478)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	28,464	28,361	126,042
Amortization of notes payable discount and issue costs	31,768	55,566	48,604
Loss on sale of D-DTH assets	—	—	428,104
Share in results of affiliated companies	914	21,253	14,548
(Gain)/loss on disposal of property, plant and equipment	(51)	966	15,653
Cumulative effect of accounting change, net of income taxes	—	370,966	—
Impairment of long-lived assets	—	1,868	22,322
Reorganization items	(5,041)	—	—
Unrealized foreign exchange (gains)/losses	(3,585)	(3,253)	28,641
Change in fair value of embedded foreign currency derivative instruments	2,314	—	—
Change in estimated losses from litigation and claims	6,000	—	—
Stock based compensation	56	—	—
Other	—	179	697
Changes in operating assets and liabilities:
Restricted cash	(6,721)	25,989	(26,811)
Trade accounts receivable	(1,571)	(85)	5,690
VAT receivable	1,467	(1,036)	576
Other current assets	1,056	988	(755)
Programming and broadcast rights	—	—	(36)
Accounts payable and accrued expenses	(2,044)	(35,744)	(32,732)
Due to TKP	—	(25,989)	26,811
Deferred revenue	405	1,665	(1,418)
Due from UPC and its affiliates	140	13,680	3,235
Interest payable to UPC and its affiliates	23,363	41,414	44,330
Due to UPC and its affiliates	7,239	6,281	109

Net cash provided by/(used in) operating activities	18,166	10,826	(45,868)

Cash flows from investing activities:
Construction and purchase of property, plant and equipment	(10,361)	(5,236)	(60,568)
Acquisition of minority shares	—	659	(4,219)
Proceeds from the sale of other investment	—	—	3,057
Proceeds from the sale of D-DTH assets, net of cash disposed	—	—	126,234
Proceeds from sale of other fixed assets	3,029	—	—
Purchase of intangibles	(349)	(129)	(1,298)

Net cash (used in)/provided by investing activities	(7,681)	(4,706)	63,206

Cash flows from financing activities:
Repayment of notes payable	(14,509)	(11,407)	(352)
(Repayment)/proceeds of loans from UPC and its affiliates	—	(4,150)	40,493
Additional paid in capital from UPC	—	—	48,451

Net cash (used in)/provided by financing activities	(14,509)	(15,557)	88,592

Net (decrease)/increase in cash and cash equivalents	(4,024)	(9,437)	105,930
Effect of exchange rates on cash and cash equivalents	234	147	127
Cash and cash equivalents at beginning of period	105,646	114,936	8,879

Cash and cash equivalents at end of period	$101,856	$105,646	$114,936

See accompanying notes to consolidated financial statements

UPC POLSKA, LLC
(DEBTOR-IN-POSSESSION THROUGH FEBRUARY 18, 2004)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2003

1.     ORGANIZATION AND FORMATION OF HOLDING COMPANY

        UPC Polska, LLC (previously @Entertainment, Inc. and UPC Polska, Inc.) ("UPC Polska") is a Delaware limited liability company whose predecessor was established in May 1997 and in June 1997 succeeded Poland Communications, LLC ("PC LLC", formerly known as Poland Communications, Inc.) as the group holding company to facilitate an initial public offering of stock in the United States and internationally. PC LLC was founded in 1990 by David T. Chase, a Polish-born investor. On August 6, 1999, United Pan-Europe Communications N.V. ("UPC") acquired all of the outstanding shares of UPC Polska. Until December 2, 2002, UPC Polska was wholly owned by UPC. On December 2, 2002, UPC transferred all issued shares in the capital of UPC Polska to a wholly owned subsidiary, UPC Telecom B.V. UPC also assigned to UPC Telecom B.V. all rights and obligations arising from loan agreements between UPC Polska and UPC. In September 2003, UPC completed the restructuring of its balance sheet in a Chapter 11 bankruptcy and a Dutch moratorium proceeding and, as a result, all holders of UPC shares, bond debts and certain creditors of UPC became holders of common stock of UGC Europe, Inc., a Delaware corporation (formerly known as New UPC, Inc.). UGC Europe, Inc. owns substantially all of the outstanding common stock of UPC and is a subsidiary of UnitedGlobalCom, Inc. ("UGC"). On December 18, 2003, following approval and authorization by the Bankruptcy Court, UPC Polska, Inc. converted into a Delaware limited liability company. References to "UPC" mean United Pan-Europe Communications N.V. References to "UPC Telecom" mean UPC Telecom B.V. References to the "Company" mean UPC Polska and its consolidated subsidiaries, including as of December 31, 2003:

  •
  Poland Communications, LLC, previously Poland Communications, Inc.;

  •
  Wizja TV II B.V.;

  •
  Atomic TV Sp. z o.o. (previously Ground Zero Media Sp. z o.o.) ("Atomic TV");

  •
  At Media Sp. z o.o. ("At Media"); and

  •
  @Entertainment Programming, LLC ("@EP"), (previously @Entertainment Programming, Inc.).

        On July 3, 2003, Poland Communications, Inc. and @Entertainment Programming, Inc. were converted into limited liability companies.

        On August 20, 2003, Wizja TV II B.V. acquired Wizja TV B.V. and merged in accordance with Title 7 of Book 2 of the Dutch Civil Code. As a consequence of the merger, all assets and liabilities of Wizja TV B.V. were taken over by Wizja TV II B.V. and Wizja TV B.V. ceased to exist.

        PC LLC owns 92.3% of the capital stock of Poland Cablevision (Netherlands) B.V. ("PCBV"), a Netherlands corporation and first-tier subsidiary of PC LLC. UPC Polska, PC LLC and PCBV are holding companies that directly or indirectly hold controlling interests in a number of Polish cable television companies, collectively referred to as the "UPC TK Companies". As of December 31, 2003, substantially all of the assets and operating activities of the Company were located in Poland.

        Until December 7, 2001, the Company's consolidated subsidiaries also included UPC Broadcast Centre Limited (previously @Entertainment Limited then Wizja TV Limited) ("UPC Broadcast Centre Ltd") and Wizja TV Sp. z o.o. ("Wizja TV Sp. z o.o."). On December 7, 2001, UPC Broadcast Centre Ltd. and Wizja TV Sp. z o.o. were contributed to and merged into Telewizyjna Korporacja

Partycypacyjna S.A. ("TKP"), an entity controlled by Group Canal+ S.A. ("Canal+") in connection with a transaction with Canal+, which is described in more detail in Note 4.

        The Company and its subsidiaries offer pay television and internet services primarily to residential customers in Poland. Prior to December 7, 2001, its revenues were derived primarily from monthly basic and premium service fees for cable and digital satellite direct-to-home ("D-DTH") television services provided primarily to residential, rather than business, customers. In September 1998, the Company launched its D-DTH broadcasting service throughout Poland. In addition to developing and acquiring programming for distribution on its cable and D-DTH television networks, the Company commenced distribution of a branded digital encrypted platform of Polish-language programming under the brand name Wizja TV in June and September 1998 on its cable and D-DTH television networks, respectively. On December 7, 2001, the Company merged its existing D-DTH platform with the D-DTH and premium television business of TKP, an entity controlled and operated by Canal+. The Company has a 25% equity interest in TKP. This transaction resulted in the discontinuance of the Company's D-DTH and programming businesses (see Note 4 for further information).

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company maintains its books of accounts in Poland, the Netherlands and in the United States of America in accordance with local accounting standards in the respective countries. These financial statements include all adjustments to the Company's statutory books to present these statements in accordance with U.S. GAAP.

        The financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal course of business.

        As discussed in Note 3, UPC Polska filed a petition for relief under Chapter 11 of the Bankruptcy Code and UPC Polska filed a Plan of Reorganization with the Bankruptcy Court. Further, the consummation of the Plan on February 18, 2004 materially changed the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amount of liabilities that will be necessary as a consequence of the Plan. In connection with the Chapter 11 proceedings, UPC Polska is required to prepare its consolidated financial statements as of and for the year ended December 31, 2003, in accordance with SOP 90-7. In accordance with SOP 90-7, all of UPC Polska's pre-petition liabilities that were subject to compromise under the Plan are segregated in UPC Polska's consolidated balance sheet as liabilities subject to compromise and are recorded at the amounts allowed as claims in the Chapter 11 Case. Furthermore, interest expense for the period from the Petition Date to December 31, 2003, has been reported only to the extent that it was paid during the bankruptcy proceedings or to the extent that it was an allowed claim. In addition, revenues, expenses, realized gains and losses, and provisions for losses resulting from the restructuring for the period from the Petition Date to December 31, 2003, have been reported separately as "Reorganization items" in the statements of operations. Based on the Plan, upon the

Company's emergence from the Chapter 11 Case, the Company is not required to adopt the fresh-start reporting provisions of SOP 90-7, because it did not experience a change of control.

        Certain amounts have been reclassified in the corresponding period's audited consolidated financial statements to conform to the audited consolidated financial statement presentation for the year ended December 31, 2003.

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of UPC Polska, LLC and all of its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of cash and other short-term investments with original maturities of three months or less.

USE OF ESTIMATES

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. The Company's actual results could differ from those estimates, which include, but are not limited to: allowance for doubtful accounts, impairment charges of long-lived assets, deferred tax assets, valuation of investments in affiliates and revenue recognition.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to accounts receivable. The Company uses a number of factors in determining the allowance, including, among other things, collection patterns and anticipated trends. Upon disconnection of the subscriber, all unpaid accounts receivable from the subscriber are fully reserved. The allowance is maintained until receipt of payment or until the account is deemed uncollectible for a maximum of three years.

REVENUE RECOGNITION

        Revenue related to the provision of cable television and internet services to customers are recognized in the period in which the related services are provided in accordance with SFAS No. 51, "Financial Reporting by Cable Television Companies" ("SFAS 51"). D-DTH revenues were recognized in accordance with SAB 101 "Revenue Recognition in Financial Statements".

        Initial installation fees related to cable television and internet services are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. However, due to regular promotional prices set up for installation fees, the Company's direct selling costs exceed the associated gross installation revenue, and accordingly, the Company did not report any deferred revenue on installations as of December 31, 2003 and 2002.

TAXATION

        Income taxes are accounted for under the asset and liability method in accordance with SFAS 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

        U.S. TAXATION: Until the conversion to a limited liability company on December 18, 2003, the Company was subject to U.S. Federal taxation on its worldwide income. Polish companies that are not engaged in a trade or business within the U.S. or that do not derive income from U.S. sources are not subject to U.S. income tax.

        FOREIGN TAXATION: Polish companies are subject to corporate income taxes, value added tax (VAT) and various local taxes within Poland, as well as import duties on materials imported into Poland.

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

        When material, the Company capitalizes interest costs incurred during the period of construction in accordance with SFAS No. 34, "Capitalization of Interest Cost". Interest is not capitalized for short-term construction projects. During the year ended December 31, 2003 and 2002, no interest costs were capitalized.

        Depreciation is computed for financial reporting purposes using the straight-line method over the following estimated useful lives:

Cable system assets	10 years
Set-top boxes	5 years
Vehicles	5 years
Other property, plant and equipment	5-10 years

INVENTORIES

        Inventories are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories are principally related to cable systems. Cost of inventory includes purchase price, transportation, customs and other direct costs.

GOODWILL AND OTHER INTANGIBLES

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141,"Business Combinations" ("SFAS 141"), which was required to be adopted July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company has applied SFAS 141 to its only applicable transactions, the purchase of minority interests in TKP and PCBV on December 7, 2001 and August 28, 2001, respectively.

        Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which the Company adopted effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is performed at the reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

        As a result of the Company's impairment test completed in the fourth quarter of 2002, the Company recorded a goodwill impairment charge of approximately $371.0 million, net of income taxes of zero, as a cumulative effect of accounting change. As a result of the adoption of SFAS No. 142, the net book value of goodwill as at December 31, 2003 and 2002 was zero. The impact of the impairment loss on the consolidated financial statements is discussed in detail in Note 9.

        Other intangible assets are amortized on a straight-line basis over the period of two to five years.

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

        The Company has valued its investments as of December 31, 2003 at $2.4 million in relation to its investment in Fox Kids Poland ("FKP"). The investment in TKP has a carrying value of zero at December 31, 2003 as a result of TKP losses.

STOCK-BASED COMPENSATION

        The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by SFAS 148 "Accounting for Stock-Based Compensation—Transition and Disclosure and Amendment of SFAS 123" ("SFAS 148"). Accordingly, the Company accounts for employee stock options and other stock-based awards using the intrinsic value method as outlined under APB Opinion No. 25, "Accounting for Stock Issued to Employees", with the following pro forma disclosure of net loss and loss per share as if the fair value method for expense recognition under SFAS 123 and SFAS 148 had been applied:

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
	(in thousands, except per share data)
Net loss—as reported	$(66,007)	$(492,243)	$(749,478)
Net loss—pro forma	$(66,007)	$(492,243)	$(749,737)
Basic and diluted net loss per share—as reported	N/A	N/A	N/A
Basic and diluted loss per share—pro forma	N/A	N/A	N/A

FOREIGN CURRENCIES

        Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are translated at the rates of exchange at the balance sheet date. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

        The financial statements of foreign subsidiaries are translated into U.S. Dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) average exchange rates during the period for results of operations. Adjustments resulting from the translation of financial statements are reflected in accumulated other comprehensive income/(loss) as a separate component of member's equity. The Company considers all of its intercompany loans to its Polish subsidiaries to be of a long-term investment nature. As a result, any foreign exchange gains or losses resulting from the intercompany loans are reported in accumulated other comprehensive loss as a separate component of member's equity.

DERIVATIVE INSTRUMENTS

        The Company accounts for derivative instruments in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendments (collectively referred to as "SFAS No. 133"). This standard requires that all derivative instruments be recorded on the balance sheet at their fair value as either assets or liabilities. When the Company purchases a financial instrument or enters into other agreements in which a derivative instrument is "embedded", it assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining components of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as either (a) a fair-value, cash flow or foreign-currency hedge or (b) a trading or non-hedging derivative instrument. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive loss.

        As of December 31, 2003, one of the Company's subsidiaries was a party to certain programming and office lease agreements that require payments denominated in a currency other than the functional currency of that subsidiary or any other substantial party to these contracts. These contracts contain embedded foreign currency derivative instruments that are not clearly and closely related to the economic characteristics of the remaining components of the contracts and must therefore be bifurcated from such contracts and separately accounted for under the provisions of SFAS No. 133. As of December 31, 2003, the decrease in the fair value of these embedded foreign currency derivative instruments of $2,314,000 was classified in the Company's balance sheet as other current liabilities of $1,017,000 and other long-term liabilities of $1,297,000 and was recorded as an expense for the year then ended.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        SFAS 107, "Disclosures about Fair Value of Financial Instruments" requires the Company to make disclosures of fair value information of all financial instruments, whether or not recognized on the consolidated balance sheets, for which it is practicable to estimate fair value.

        The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable and embedded foreign currency derivative instruments. At December 31, 2003 and 2002, the carrying value of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

        In assessing the fair value of non-traded derivative and other financial instruments, the Company uses a variety of methods and makes assumptions that are based on market conditions existing at each balance sheet date. Other techniques, such as option pricing models and estimated discounted value of future cash flows are used to determine fair value of the remaining financial instruments.

        At December 31, 2003 and 2002, the fair value of UPC Polska Notes approximated $182,842,000 and $119,641,000, respectively, based on the last trading price of the notes as of these dates. It was not practical to estimate the fair value of amounts due to affiliates and due from affiliates due to the nature of these instruments, the circumstances surrounding their issuance, and the absence of quoted market prices for similar financial instruments.

IMPAIRMENT OF LONG-LIVED ASSETS

        The Company assesses the recoverability of long-lived assets (mainly property, plant and equipment, intangibles, and certain other assets) by determining whether the carrying value of the asset can be recovered over the remaining life of the asset through projected undiscounted future operating cash flows expected to be generated by such asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the year ended December 31, 2003 the Company made no material adjustments to its long-lived assets.

ADVERTISING COSTS

        All advertising costs of the Company are expensed as incurred. The Company incurred advertising costs of approximately $1,997,000, $1,518,000 and $5,532,000 for the years ended December 31, 2003, 2002 and 2001.

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended 2001 December 31,
	(stated in thousands of U.S. Dollars)
Supplemental cash flow information:
Cash paid for interest	$1,273	$2,698	$2,001
Cash paid for income taxes	54	45	188
Non cash items:
Issuance of debt for purchase of PCBV minority shares (note 13)	—	—	17,000

NEW ACCOUNTING PRINCIPLES

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities ("VIE") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for VIEs created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 for VIEs created or acquired prior to February 1, 2003. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The Company does not have any VIEs, including special purpose entities, that must be consolidated and therefore the adoption of the provisions of FIN 46 will not have a material impact on the Company's financial position or results of operations.

        In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial condition.

        In May 2003, the FASB issued Statement of Financial Reporting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the Company's consolidated financial statements.

3.     REORGANIZATION UNDER BANKRUPTCY CODE

        On June 19, 2003, in order to address financial issues facing UPC Polska and in connection with discussions with its main creditors regarding the proposed restructuring of its indebtedness, UPC Polska entered into a Restructuring Agreement (the "Restructuring Agreement") with its affiliated creditors and nearly 75% (in amount) of the non-affiliated holders ("Participating Noteholders") of UPC Polska's 14 1/2% Senior Discount Notes due 2008, Series C Discount Notes due 2008 and 14 1/2% Senior Discount Notes due 2009 (collectively, the "UPC Polska Notes"). On July 7, 2003 (the "Petition Date"), pursuant to the Restructuring Agreement, UPC Polska filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (Case No. 03-14358) (the "Chapter 11 Case") and subsequently filed a pre-negotiated plan of reorganization. On October 30, 2003, the Bankruptcy Court entered an order approving UPC Polska's First Amended Disclosure Statement (the "Disclosure Statement") with respect to the First Amended Chapter 11 Plan of Reorganization Jointly Proposed by UPC Polska, Inc. and UPC Polska Finance, Inc.

        On December 17, 2003, UPC Polska entered into a Stipulation And Order With Respect To Consensual Plan Of Reorganization (the "Stipulation") with its affiliated creditors, certain of the Participating Noteholders, and the Official Committee of Unsecured Creditors (the "Committee") in connection with UPC Polska's pending Chapter 11 Case. The Stipulation terminated the Restructuring Agreement and included the following principal terms:

  •
  Non-affiliated holders of UPC Polska Notes would receive a total of $80.0 million in cash, $100.0 million in new 9.0% UPC Polska Notes due 2007 (the "New Senior Notes"), and a number of shares of common stock of UnitedGlobalCom, Inc. ("UGC") worth $14.5 million based on the closing price of UGC common stock as reported on NASDAQ on December 15, 2003, in exchange for the outstanding UPC Polska Notes held by the non-affiliated parties and cancellation of their bankruptcy claims;

  •
  Affiliated creditors, including UPC Telecom B.V., would receive $15.0 million in cash and 100% of the newly issued membership interest units denominated as common stock of reorganized UPC Polska in exchange for all outstanding UPC Polska Notes held by the affiliated creditors, the cancellation of all loans and amounts owing to these creditors, and cancellation of their bankruptcy claims; and

  •
  Holders of general unsecured bankruptcy claims, including Reece Communications, Inc. ("RCI"), holder of a note in the principal amount of $6.0 million issued by the Company, would receive the amount of cash, New Senior Notes and UGC common stock per $1,000 of claim amount that is equal to the amount of cash, New Senior Notes and UGC common stock per $1,000 of claim amount payable to non-affiliated holders of the UPC Polska Notes.

        Pursuant to the Stipulation, UPC Polska filed with the Bankruptcy Court a Second Amended Chapter 11 Plan of Reorganization Jointly Proposed by UPC Polska, Inc., UPC Polska Finance, Inc. and UGC (the "Plan"), which had the support of a majority of the Committee, the Participating Noteholders and the affiliated creditors.

        A hearing on the approval of the Stipulation and confirmation of the Plan was held in the Bankruptcy Court on January 21 and January 22, 2004. On January 22, 2004, the Bankruptcy Court entered its Order Confirming Second Amended Chapter 11 Plan of Reorganization Jointly Proposed by UPC Polska, Inc., UPC Polska Finance, Inc. and UnitedGlobalCom, Inc. dated December 17, 2003 (the "Plan Confirmation Order"). The Plan was consummated and became effective on February 18, 2004 (the "Effective Date"). As of the Effective Date, the New Senior Notes are the only long-term debt of the Company. Since the Effective Date, the Company has operated its businesses and properties as a reorganized entity pursuant to the terms of the Plan.

        Prior to entry of the Plan Confirmation Order, on December 16, 2003, the Company, Wizja TV B.V. ("Wizja"), Poland Communications LLC, and Poltelkab Sp. z o.o. (collectively with the Company, Wizja and Poland Communications LLC, the "UPC Parties") entered into a settlement agreement (the "HBO Settlement") with Polska Programming B.V., HBO Communications (UK) Limited, and HBO Poland Partners (collectively with Polska Programming B.V. and HBO Communications (UK) Limited, the "HBO Parties"). The HBO Settlement provided the HBO Parties a claim of $14.0 million in the Chapter 11 Case, with the HBO Parties' recovery capped at $6.0 million. Under the HBO Settlement, any shortfall in payments to the HBO Parties would be provided through an escrow account funded by Wizja. Any amount of the HBO Parties' claim paid by Wizja would be assigned to Wizja upon the HBO Parties' receipt of the full amount of their claim. Also on December 16, 2003, pursuant to the terms of the HBO Settlement, Wizja, Polska Programming B.V. and Fortis Bank (NL) N.V. entered into an escrow agreement pursuant to which Wizja deposited $6,000,000 in cash in an escrow account, which is presented as restricted cash on the Company's consolidated balance sheet as of December 31, 2003. On January 8, 2004, the Bankruptcy Court entered an order approving the HBO Settlement.

        On January 16, 2004, UPC Polska filed a Motion for Assumption of Executory Contracts with the Bankruptcy Court. UPC Polska sought Bankruptcy Court approval to assume all executory contracts included in Schedule G of UPC Polska's Bankruptcy Schedules. All of UPC Polska's obligations pursuant to the executory contracts were current on that date. On January 22, 2004, the Bankruptcy Court entered an order approving UPC Polska's assumption of its executory contracts.

        During the pendency of the bankruptcy proceedings, UPC Polska remained in possession of its properties and assets, and the management of UPC Polska continued to operate the business of UPC Polska as a debtor-in-possession. As a debtor-in-possession, UPC Polska was authorized to operate the business of UPC Polska but could not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court. Subsidiaries of UPC Polska were not subject to UPC Polska's Chapter 11 Case.

        On February 18, 2004, the Plan was consummated and became effective, and as a result, the following events occurred:

  •
  all of the third-party indebtedness was cancelled;

  •
  the notes payable and due to UPC and its affiliates, as well as UPC Polska Notes held by such parties, were cancelled;

  •
  all existing equity of UPC Polska was cancelled;

  •
  UPC Polska issued new membership interest units denominated as common stock to UPC Telecom;

  •
  UPC Polska issued the New Senior Notes in the aggregate principal amount of $105.4 million to third-party creditors;

  •
  UPC Polska distributed cash in the amount of $99.3 million to the affiliated and non-affiliated creditors; and

  •
  UPC Polska received and distributed shares of common stock of UGC in an aggregate amount of $14.7 million based on the per share closing price of UGC common stock as reported on NASDAQ on December 15, 2003, to the third-party creditors.

        For more information about the Plan and restructuring of UPC Polska, please see the Plan which was filed as an exhibit to UPC Polska's Form 8-K, dated December 22, 2003.

        As a result of entering into the Chapter 11 proceedings, UPC Polska prepared its consolidated financial statements as of and for the year ended December 31, 2003, in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. UPC Polska continues to apply generally accepted accounting principles as a going concern, which assumes the realization of assets and the payment of liabilities in the ordinary course of business. As required by SOP 90-7, pre-petition liabilities that were subject to compromise have been adjusted to amounts allowed as claims in the Chapter 11 Case and segregated in UPC Polska's balance sheet as "Liabilities subject to compromise". Furthermore, interest expense for the period from the Petition Date to December 31, 2003 has been reported only to the extent that it was paid during the bankruptcy proceedings or to the extent that it was an allowed claim. In addition, revenues, expenses, realized gains and losses, and provisions for losses resulting from the restructuring for the period from the Petition Date to December 31, 2003 have been reported separately as "Reorganization items" in the statements of operations. Based on the Plan (consummated on and effective as of February 18, 2004), upon UPC Polska's emergence from the Chapter 11 Case, UPC Polska is not required to adopt the fresh-start reporting provisions of SOP 90-7, because it did not experience a change of control.

        Liabilities included in UPC Polska's consolidated debtor-in-possession balance sheet as of December 31, 2003, which are subject to compromise under the terms of the Plan, are summarized as follows (in thousands of U.S. Dollars):

Due to UPC and its affiliates	$4,668
HBO claim	14,000
Notes payable and accrued interest to UPC and its affiliates
Master Loan	257,864
Subordinated Master Loan	208,077
Qualified Loan	15,796

Total notes payable and accrued interest to UPC and its affiliates	481,737

UPC Polska Notes
UPC Polska Senior Discount Notes due 2009	211,780
UPC Polska Series C Senior Discount Notes due 2008	21,636
UPC Polska Senior Discount Notes due 2008	223,576

Total UPC Polska Notes	456,992

Notes payable and accrued interest to RCI	6,445

Total liabilities subject to compromise	$963,842

        All of the third-party liabilities listed above were cancelled and discharged pursuant to the Plan on February 18, 2004, in exchange for equity securities of UGC, cash and approximately $105.4 million principal amount of New Senior Notes.

        The notes payable and due to UPC and its affiliates (excluding the Subordinated Master Loan) together with UPC Polska Notes held by UPC and its affiliates were extinguished pursuant to the Plan on February 18, 2004, in exchange for $15.0 million in cash and 100% of the newly issued membership interest units of UPC Polska. The Subordinated Master Loan was also discharged and cancelled on February 18, 2004.

        The amount of Chapter 11 related reorganization gains and expenses included in the consolidated debtor-in-possession statement of operations consists of the following for the period from July 7, 2003 through December 31, 2003 (in thousands of U.S. Dollars):

Adjustment to the carrying value of liabilities, net	$11,239
Professional fees	(8,248)

Total	$2,991

        Professional fees represent amounts accrued and incurred for professional services subsequent to UPC Polska's Chapter 11 filing. By December 31, 2003, UPC Polska had paid $2,049,894 of such fees.

        Adjustment to the carrying value of liabilities, net includes: (i) write down of the UPC Polska Notes (ii) restatement of liabilities recognized in relation to the HBO claims and (iii) restatement of Notes payable and accrued interest to RCI. It reflects the net effect of adjustments to the carrying value of UPC Polska's liabilities subject to compromise, so that such liabilities are stated at amounts allowed as claims in the Chapter 11 Case.

        In accordance with SOP 90-7, interest expense is reported only to the extent that it was paid during the bankruptcy proceedings or that it was an allowed claim. The interest expense on liabilities subject to compromise allowed as a claim for the year ended December 31, 2003 was $55,270,000. The contractual interest expense on liabilities subject to compromise was $106,858,000 for the year ended December 31, 2003.

        As of December 31, 2003, UPC Polska had not made interest payments on any outstanding indebtedness subject to compromise since filing for relief under Chapter 11.

DEBTOR FINANCIAL INFORMATION

        The condensed financial statements of the debtor-in-possession are presented below. These statements reflect the unconsolidated financial position, results of operations and cash flows of the debtor only (UPC Polska, LLC) as of December 31, 2003 and for the period from July 7, 2003 (the Petition Date) to December 31, 2003, and include certain amounts and transactions between the debtor and non-debtor subsidiaries of UPC Polska, which are eliminated in the consolidated financial statements. Investment in subsidiaries is presented using the equity method of accounting.

Condensed Information as to the Financial Position of the Debtor
(Stated In Thousands of U.S. Dollars)

As of December 31, 2003
ASSETS
Cash and cash equivalents	$33,827
Due from UPC Polska's affiliates	206,244
Other current assets	60
Investments in affiliated companies	—

Total assets	$240,131

LIABILITIES AND MEMBER'S DEFICIT
Liabilities not subject to compromise:
Accounts payable and accrued expenses	$8,020
Corporate income tax payable	2,774

Total liabilities not subject to compromise	$10,794

Liabilities subject to compromise:
Due to UPC and its affiliates	4,668
HBO claim	14,000
Notes payable and accrued interest to RCI	6,445
Notes payable and accrued interest to UPC and its affiliates	481,737
UPC Polska Notes (1)	456,992

Total liabilities subject to compromise	963,842

Total liabilities	974,636

Member's deficit:
Membership interest units denominated as common stock; 1,000 units authorized, issued and outstanding as of December 31, 2003.	—
Paid-in capital	933,151
Accumulated deficit	(1,667,656)

Total member's deficit	(734,505)

Total liabilities and member's deficit	$240,131

(1)
Prior to the Petition Date, the UPC Polska Notes were carried on UPC Polska's books at an amount higher than accreted value per indenture agreements as a result of purchase accounting adjustments recorded when UPC acquired the Company. As of the Petition Date, the carrying value was reduced to amounts allowed as claims in the Chapter 11 Case.

Condensed Information as to the Financial Results of the Debtor
(Stated In Thousands of U.S. Dollars)

FOR THE PERIOD FROM JULY 7, 2003 (THE PETITION DATE) TO DECEMBER 31, 2003
Estimated losses from litigation and claims	6,000

Operating income/(loss)	$(6,000)
Interest and investment income, third party	63
Equity in net losses of affiliated companies	(26,720)
Foreign exchange gain, net (1)	21,009
Non-operating expense, net	(1,238)

Loss before income taxes and reorganization items	(12,886)
Reorganization items
Adjustment to carrying value of liabilities, net	11,239
Professional fees	(8,248)

Total reorganization items	2,991
Loss before income taxes	(9,895)
Income tax expense	(2,774)

Net loss	$(12,669)

(1)
Foreign exchange gain, net relates mainly to unrealized currency exchange gains on UPC Polska's loans to affiliated companies.

Condensed Information as to the Cash Flows of the Debtor
(Stated In Thousands of U.S. Dollars)

FOR THE PERIOD FROM JULY 7, 2003 (THE PETITION DATE) TO DECEMBER 31, 2003
Cash flows from operating activities:
Net loss	$(12,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net losses of affiliated companies	26,720
Estimated losses from litigation and claims	6,000
Unrealized foreign exchange gain	(21,009)
Reorganization items	(5,041)
Other	17
Changes in operating assets and liabilities:
Due from the UPC Polska's affiliates	69
Other current assets	15
Accounts payable and accrued expenses	3,895

Net cash used in operating activities	(2,003)

Cash flows from investing activities	—
Cash flows from financing activities	—
Net decrease in cash and cash equivalents	(2,003)
Cash and cash equivalents at beginning of period	35,830

Cash and cash equivalents at end of period	$33,827

        Following consummation of the Plan, the Company anticipates that the primary sources of capital used by the Company through 2005 will be cash on hand, cash flows from operations and improvements in working capital positions. However, should the Company's operating results fall behind the Company's current business plan, there is uncertainty as to whether the Company will have sufficient funds to meet its planned capital expenditures and/or any future debt commitments.

4.     MERGER OF D-DTH BUSINESS

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

        The total loss recognized in 2001 on the disposition of the Company's D-DTH assets in 2001 was $428.1 million comprised of:

  •
  the value of its 25% interest in TKP at $26.8 million;

  •
  the funding of a loan to TKP in the amount of $26.8 million;

  •
  proceeds from the transaction of $133.4 million;

  •
  the book value of the disposed D-DTH assets of $320.2 million;

  •
  professional fees and other expenses associated with the transaction of $10.9 million;

  •
  $12.8 million in costs associated with the termination of the programming agreements; and

  •
  the write-off of programming goodwill of $217.6 million.

        In connection with the requirements of the Definitive Agreements, the Company was required to fund 30.0 million Euros ($26.8 million as of December 31, 2001) to TKP. On February 1, 2002, the Company and Canal+ completed all Polish legal formalities in connection with the transaction. On the same day, the Company funded TKP with 30.0 million Euros (approximately $26.0 million as of February 1, 2002) in the form of a shareholder loan ("JV loan") and registered its 25% investment in TKP with the Commercial Court in Poland. The Company included the value of the JV loan in its valuation of the fair value of its 25% investment in TKP. The Company valued its 25% ownership interest at fair market value as of the acquisition date (December 7, 2001) at 30.0 million Euros (approximately $26.8 million as of December 31, 2001). The Company accounts for this investment using the equity method. As a result of the recognition of the Company's share in TKP's losses the book value of this investment was zero as of December 31, 2003 and 2002.

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

	Year ended December 31, 2001
	Historical	Proforma
	(stated in thousands of U.S. Dollars)
Revenues	$138,722	$79,520
Operating loss	(185,213)	(47,926)
Net Loss	$(749,478)	$(760,773)

5.     GOODWILL AND OTHER INTANGIBLE ASSETS

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

        In connection with the Canal+ merger discussed in Note 4, the Company included in its loss on disposition the write-off of $252.9 million of intangible assets related to the D-DTH business and $217.6 million related to the programming segment.

        As discussed in Note 2, on January 1, 2002 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" issued by the Financial Accounting Standards Board ("FASB"). Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is performed at the reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

        As a result of the Company's impairment test completed in the fourth quarter of 2002, the Company recorded a goodwill impairment charge of approximately $371.0 million, net of income taxes of zero, as a cumulative effect of accounting change. As a result of the adoption of SFAS No. 142, the net book value of goodwill as at December 31, 2003 and 2002 was zero.

        The consolidated statements of operations for the years ended December 31, 2003 and 2002 do not include any goodwill amortization expense. For the year ended December 31, 2001, the consolidated statement of operations included such amortization expense of approximately $62.3 million including amortization of goodwill in relation to the cable business of approximately $26.5 million.

6.     VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at the begining of the period	Charged to cost and expenses	Charged to other accounts	Deductions		Balance at the end of the period
	(stated in thousands of U.S. Dollars)
2001 Allowance for Doubtful Accounts	$8,685	$8,127	$342	$14,273	(1)	$2,881
2002 Allowance for Doubtful Accounts	$2,881	$—	$161	$164		$2,878
2003 Allowance for Doubtful Accounts	$2,878	$—	$63	$96		$2,845

(1)
Includes $8,061,000 related to the disposition of D-DTH business.

7.     ACQUISITIONS

        There were no acquisitions in the years ended December 31, 2003 and 2002. On August 28, 2001, Wizja TV B.V. acquired 6.3% of the outstanding capital stock of PCBV from a minority shareholder of PCBV. The Company paid $21.2 million and has considered this amount as additional goodwill. The Company issued debt of $17.0 million in partial payment for the August 28, 2001 acquisition, out of which $6.0 million was still outstanding as of December 31, 2003 as a liability subject to compromise under the Company's Chapter 11 Case. Pursuant to the Plan, this amount was discharged on February 18, 2004. For more details see Note 3 "Reorganization under Bankruptcy Code".

8.     PROPERTY, PLANT AND EQUIPMENT

        As a result of the D-DTH disposition in December 2001, as described in Note 4, the net value of disposed property, plant and equipment was $86,428,000, which consisted of D-DTH equipment of $80,824,000, vehicles of $625,000 and other of $4,979,000.

        In the year ended December 31, 2001, the Company recorded an impairment charge relating to D-DTH boxes leased to customers that had been disconnected and where it was unlikely for the Company to recover the value of the boxes. The amount of impairment in the year ended December 31, 2001 was $22,322,000.

        The Company incurred depreciation charges for tangible fixed assets of $27,279,000, $26,891,000 and $60,879,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

9.     INTANGIBLE ASSETS

        The net carrying amounts of goodwill and other intangible assets as of December 31, 2003 and 2002 are as follows:

	Year ended December 31,
	2003	2002
	(stated in thousands of U.S. Dollars)
Goodwill	$—	$—
Other intangible assets	704	1,608

	$704	$1,608

        Upon adoption of SFAS 142, "Goodwill and Other Intangible Assets" (effective January 1, 2002), the Company worked with an external party to assist in the determination and comparison of the fair value of the Company's reporting units with their respective carrying amounts, including goodwill. The Company completed the first step of the goodwill impairment test required by SFAS 142 and determined that an indication of potential goodwill impairment exists. Accordingly, the Company also completed the second step of the test to quantify the amount of the impairment.

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

        The effect of the impairment loss recognized as of December 31, 2002 on the net carrying amount of goodwill is as follows:

Effect of impairment loss recognized as of December 31, 2002 (stated in thousands of U.S. Dollars)
Balance as of December 31, 2002 before impairment	$378,594
Impairment loss	(370,966)
Foreign currency translation adjustment	(7,628)

Balance as of December 31, 2002	$—

        The following table presents the effect of the impairment loss recognized retroactively as of January 1, 2002 on the net carrying amount of goodwill:

Effect of impairment loss recognized as of January 1, 2002 (stated in thousands of U.S. Dollars)
Balance as of January 1, 2002	$365,483
Adjustment to goodwill in 2002	(839)
Impairment loss	(370,966)
Foreign currency translation adjustment	6,322

Balance as of December 31, 2002	$—

        As a consequence of the SFAS 142 adoption, the net book value of goodwill as of December 31, 2003 and 2002 is zero.

        The Company's amortizable intangible assets consisted of software licenses in the gross carrying value of $4.6 million and $5.1 million as of December 31, 2003 and 2002, respectively. The accumulated depreciation amounted to $3.9 million and $3.5 million as of December 31, 2003 and 2002, respectively. The amortization expense amounted to $1.2 million and $1.5 million for the years ended December 31, 2003 and 2002, respectively. Estimated amortization expense related to these intangibles for the five succeeding years is as follows:

(in thousands of U.S. Dollars)
2004	$514
2005	125
2006	29
2007	29
2008	7

$704

        The consolidated statements of operations for the years ended December 31, 2003 and 2002 do not include any goodwill amortization expense. Amortization expense related to goodwill for the year ended December 31, 2001 was $62.3 million.

        The net loss before cumulative effect of accounting change as reported and as adjusted for the adoption of SFAS 142 is presented in the table below:

	Year ended December 31,
	2003	2002	2001
	(stated in thousands of U.S. Dollars, unaudited)
Net loss as reported	$(66,007)	$(492,243)	$(749,478)
Add Back:
Cumulative effect of accounting change	—	370,966	—

Adjusted net loss before cumulative effect of accounting change	$(66,007)	$(121,277)	$(749,478)

Add Back:
Goodwill amortization	—	—	62,270

Adjusted net loss before cumulative effect of accounting change	$(66,007)	$(121,277)	$(687,208)

        During the fourth quarter of 2002, the Company reviewed its intangible assets with a definite life and identified intangibles (mainly franchise fees) with a net book value of $1.9 million for write off as these assets were determined to have no current or future service potential and do not contribute directly or indirectly to the Company's future cash flows.

10.   INVESTMENTS IN AFFILIATED COMPANIES

        The Company's investment balances in affiliated companies as of December 31, 2003 and 2002 are as follows:

	As of December 31, 2003
Company	Ownership interest	Investments in and advances to affiliated companies	Cumulative dividend received	Cumulative share in results of affiliated companies	Net investment
	(stated in thousands of U.S. Dollars)
TKP	25%	$26,811	$—	$(26,811)	$—
FKP	20%	14,926	—	(12,563)	2,363

		$41,737	$—	$(39,374)	$2,363

	As of December 31, 2002
Company	Ownership interest	Investments in and advances to affiliated companies	Cumulative dividend received	Cumulative share in results of affiliated companies	Net investment
	(stated in thousands of U.S. Dollars)
TKP	25%	$26,811	$—	$(26,811)	$—
FKP	20%	14,926	—	(11,649)	3,277

		$41,737	$—	$(38,460)	$3,277

        Investment in affiliated companies at both December 31, 2003 and December 31, 2002 consist of a 25% common stock ownership interest in TKP and a 20% ownership interest in the common stock of Fox Kids Poland Ltd. ("FKP"). The Company accounts for these investments using the equity method.

        For the year ended December 31, 2002, the Company recorded a loss of $19.1 million to recognize the Company's share in TKP's losses for 2002. As a result, the net book value of this investment was zero as of December 31, 2002 and 2003, respectively.

        The following table summarizes aggregated financial information for TKP and FKP and is based on:

  •
  the unaudited, non-U.S. GAAP financial statements of TKP as of and for the year ended December 31, 2003 prepared in PLN and translated by the Company into U.S. Dollars (based on the official exchange rates of the National Bank of Poland of PLN 3.7405 to the U.S. dollar in respect of balance sheet items and the average exchange rate for 2003 of PLN 3.8894 to the U.S. dollar in respect of income statement items); and

  •
  the unaudited, non-U.S. GAAP financial statements of FKP as of and for the year ended September 30, 2003 prepared in British Pounds ("GBP") and translated by the Company into U.S. Dollars (based on the official exchange rates of the Bank of England of GBP 0.6019 to the U.S. dollar as of September 30, 2003 in respect of balance sheet items and the average exchange rate for the year ended September 30, 2003 of GBP 0.6258 to the U.S. dollar in respect of income statement items).

(stated in thousands of U.S. Dollars)
Current assets	$120,933
Noncurrent assets	67,857
Current liabilities	66,054
Noncurrent liabilities	175,081
Gross revenues	172,263
Gross profit	18,878
Operating result	11,424
Net loss	$(20,398)

        As of December 31, 2003, the Company reviewed the carrying value of its investment in FKP and recognized a loss of $0.9 million. Accordingly, the net book value of the investment in FKP of $2.4 million as of December 31, 2003 reflects the Company's share in FKP.

        It was not practical to estimate the market value of investments in the Company's affiliated companies due to the nature of these investments and the absence of quoted market prices for the affiliated companies.

11.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        The balances of accounts payable and accrued expenses as of December 31, 2003 and 2002 are analyzed as follows:

	December 31,
	2003	2002
	(stated in thousands of U.S. Dollars)
Accounts Payable	$7,919	$9,357
Taxes Payable	6,467	1,660
Accrued Professional Fees	5,582	1,156
Accrued Programming Fees	3,108	4,531
Accrued Compensation Expense	2,042	2,358
Other	3,069	5,520

	$28,187	$24,582

12.   INCOME TAXES

        Income tax expense consists of:

	Current	Deferred	Total
	(stated in thousands of U.S. Dollars)
Year ended December 31, 2003:
U.S. Federal	$(2,774)	$—	$(2,774)
State and local	—	—	—
Foreign	(1,295)	—	(1,295)

	$(4,069)	$—	$(4,069)

Year ended December 31, 2002:
U.S. Federal	$—	$—	$—
State and local	—	—	—
Foreign	(94)	—	(94)

	$(94)	$—	$(94)

Year ended December 31, 2001:
U.S. Federal	$—	$—	$—
State and local	—	—	—
Foreign	(124)	—	(124)

	$(124)	$—	$(124)

        Sources of loss before income taxes and minority interest are presented as follows:

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
	(stated in thousands of U.S. Dollars)
Domestic loss	$(9,447)	$(18,370)	$(680,912)
Foreign loss	(52,491)	(102,813)	(68,442)

	$(61,938)	$(121,183)	$(749,354)

        On September 3, 2003, as a result of the increase of indirect ownership of Liberty Media Corporation in UPC Polska and other indirect ownership changes, UPC Polska became subject to the change of control provisions of section 382 of the Internal Revenue Code. As a consequence of this ownership change and because UPC Polska was insolvent under U.S. tax law definitions at that time, UPC Polska could not offset any pre-change losses incurred prior to September 3, 2003 against income generated after the ownership change date.

        Furthermore, on December 18, 2003, the Company converted from a U.S. corporation to a limited liability company. This conversion resulted in a deemed dissolution of UPC Polska into UPC Telecom for U.S. income tax purposes. Because UPC Polska was insolvent under U.S. tax law definitions at that time, and because UPC Telecom is a foreign (non-U.S.) corporation, the dissolution of UPC Polska was a taxable transaction, meaning UPC Polska was required to realize any gains inherent in its assets on the date of the deemed dissolution to the extent the fair market value of such assets was greater than their adjusted tax basis. As of December 18, 2003, UPC Polska was not in possession of any assets the fair value of which was in excess of their adjusted tax basis. Any losses realized as a result of UPC Polska's conversion to LLC status may not be used to offset income recognized after the ownership change date as a result of the built in loss rules described above.

        As a result of factors described above, the Company recognized an expense of $2.8 million with respect to the estimated U.S. Federal income tax for the year ended December 31, 2003.

        Income tax expense for the years ended December 31, 2003, 2002 and 2001 differed from the amounts computed by applying the U.S. federal income tax rate of 35% (34% for the year ended December 31, 2001) to pre-tax loss as a result of the following:

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
	(stated in thousands of U.S. Dollars)
Computed "expected" tax benefit	$21,679	$172,285	$254,780
Non-deductible expenses	(6,453)	(13,013)	(21,977)
Non-taxable revenue	14,437	4,570	—
Write-off of goodwill in Loss on Disposition	—	—	(159,969)
Goodwill Impairment	—	(129,838)	—
Change in valuation allowance	134,720	(33,898)	(52,733)
Expiration of NOL's	(42,823)	—	(18,273)
Effect of conversion to LLC	(93,856)	—	—
Adjustment to deferred tax asset for enacted changes in tax rates	(15,071)	2,628	(283)
Foreign tax rate differences	(24,974)	(5,869)	(2,890)
Other	8,272	3,041	1,221

	$(4,069)	$(94)	$(124)

        The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2003	2002
	(stated in thousands of U.S. Dollars)
Deferred tax assets:
Foreign net operating loss carry forward	$16,379	$25,731
Domestic net operating loss carry forward	—	44,235
Accrued interest	4,599	91,036
Unrealized foreign exchange differences	7,101	3,989
Other	18,647	23,928

Total gross deferred tax assets	46,726	188,919
Less valuation allowance	(44,740)	(179,460)

Net deferred tax assets	$1,986	$9,459

Deferred tax liabilities:
Other	$1,986	$9,459

Net deferred tax assets	$—	$—

        The net increase or (decrease) in the valuation allowance for the years ended December 31, 2003, 2002, and 2001 was $(134,720,117), $(16,612,320) and $52,733,000, respectively. The 2002 change in valuation allowance as reflected in the computation of expected tax benefit to actual does not reflect any valuation allowance effects associated with reconciling adjustments posted in 2002 to deferred tax asset account balances. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and the projections for future taxation income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2003.

        As each of the Polish subsidiaries of the Company are not subject to group taxation, the deferred tax assets and liabilities in the individual companies must be evaluated on a standalone basis. The reported foreign net operating losses are presented on an aggregate basis. As a result, some of the foreign subsidiaries may have no losses or other deferred tax assets available to them individually. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2003 will be reported in the consolidated statement of operations.

        Loss carryforwards from the Company's Polish subsidiaries, relating to 1998 and prior years, have expired as at January 1, 2002. Foreign loss carryforwards starting from 1999 can be offset against the Polish subsidiaries taxable income and utilized during each of the five years subsequent to the year of the loss with no more than 50% of the loss in one given year. For losses incurred in U.S. taxable years prior to 1998, loss carryforwards can be applied against taxable income three years retroactively and fifteen years into the future. For losses incurred in U.S. taxable years from 1998, loss carryforwards can be applied against taxable income two years retroactively and twenty years into the future.

        As of December 31, 2003, all the Company's U.S. net operating loss carryforwards expired due to the change of control as of September 3, 2003, as discussed above.

        As of December 31, 2003, the Company has foreign net operating loss carryforwards of approximately $86,204,000 which will expire as follows:

Year ending December 31	(stated in thousands of U.S. Dollars)
2004	$27,509
2005	29,699
2006	17,221
2007	9,521
2008 and thereafter	2,254

$86,204

13.   NOTES PAYABLE

        As discussed in Note 3, as a result of UPC Polska's filing a petition for relief under Chapter 11 of the Bankruptcy Code, all of UPC Polska's debt outstanding as of December 31, 2003, was subject to compromise and following the application of SOP 90-7 has been included within liabilities subject to compromise in UPC Polska's balance sheet as of that date.

        Notes payable, excluding amounts due to UPC and its affiliates (other than approximately $78.0 million of UPC Polska Notes held by such parties), included in UPC Polska's consolidated balance sheet as of December 31, 2003, which were subject to compromise under the terms of the Second Amended Plan, are summarized as follows:

December 31, 2003
(in thousands of U.S. Dollars)
UPC Polska Notes
UPC Polska Senior Discount Notes due 2009	$211,780
UPC Polska Series C Senior Discount Notes due 2008	21,636
UPC Polska Senior Discount Notes due 2008	223,576

Total UPC Polska Notes	456,992

Notes payable and accrued interest to RCI	6,445

Total	$463,437

        As of December 31, 2002, notes payable, excluding amounts due to UPC and its affiliates (other than UPC Polska Notes held by such parties), consisted of the following:

December 31, 2002
(in thousands of U.S. Dollars)
Notes payable to RCI	$6,000
UPC Polska Senior Discount Notes due 2009, net of discount	210,549
UPC Polska Series C Senior Discount Notes due 2008, net of discount	19,920
UPC Polska Senior Discount Notes due 2008, net of discount	214,298
PCI Notes, net of discount	14,509

Total notes payable	465,276
Less: Current Portion of Notes Payable	(20,509)

Long Term Notes Payable	$444,767

        All of the third-party notes were cancelled and discharged pursuant to the Plan on February 18, 2004, in exchange for equity securities of UGC, cash and approximately $101.7 million principal amount of New Senior Notes.

        In accordance with SOP 90-7, interest expense is reported only to the extent that it was paid during the bankruptcy proceedings or to the extent that it was an allowed claim. The interest expense on liabilities subject to compromise allowed as a claim for the year ended December 31, 2003 was $55,270,000. The contractual interest expense on liabilities subject to compromise was $106,858,000 for the year ended December 31, 2003.

        As of December 31, 2003, UPC Polska had not made interest payments on any outstanding indebtedness subject to compromise since the filing for relief under Chapter 11.

NOTES PAYABLE TO RCI

        In settlement of legal claims against UPC Polska, on August 28, 2001, UPC Polska itself and through its subsidiary issued promissory notes for $17 million to RCI, a former minority stockholder of PCBV, which accrued interest at 7% per annum and are payable in increments over a period of 36 months in cash or UPC common stock, at the payer's election. UPC was the guarantor of the note. The note was accelerated in 2003 and became subject to UPC Polska's petition for relief under the Bankruptcy Code on July 7, 2003. UPC Polska's obligations under the note were discharged pursuant to the Plan on February 18, 2004. In accordance with SOP 90-7, as of December 31, 2003, the note was adjusted to the amount allowed as a claim in the Chapter 11 case and included in UPC Polska's balance sheet within "Liabilities subject to compromise". For more details see Note 3 "Reorganization under Bankruptcy Code".

UPC POLSKA NOTES

        On January 27, 1999, the Company sold $256,800,000 aggregate principal amount at maturity of its 14 1/2% Senior Discount Notes due 2009 (the "1999 Senior Discount Notes") and four warrants (each a "Warrant"), each initially entitling the holder thereof to purchase 1.7656 shares of common stock, par value $0.01 per share at an exercise price of $9.125 per share, subject to adjustment. The 1999 Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and, together with the Warrants generated gross proceeds to the Company of approximately $100,003,000, of which $92,551,000 was allocated to the initial accreted value of the 1999 Senior Discount Notes and approximately $7,452,000 was allocated to the Warrants.

        The Warrants initially entitled the holders thereof to purchase 1,813,665 shares of common stock, representing, in the aggregate, approximately 5% of the outstanding common stock on a fully-diluted basis (using the treasury stock method) immediately after giving effect to the Units offering and the Company's offering of Series A 12% Cumulative Preference Shares and Series B 12% Cumulative Preference Shares. In July and August 1999, certain warrant holders executed their right to purchase common stock. The remaining unexercised Warrants were subsequently redeemed.

        On January 20, 1999, the Company sold $36,001,000 aggregate principal amount at maturity of Series C Senior Discount Notes due 2008 (the "1999 Series C Notes"). The Series C Notes were issued at a discount to their aggregate principal amount at maturity and generated gross proceeds to the Company of approximately $9,815,000.

        On July 14, 1998, the Company sold $252,000,000 aggregate principal amount at maturity of its 14 1/2% Senior Discount Notes due 2008 (the "1998 Senior Discount Notes") and four warrants (each a "Warrant"), each initially entitling the holder thereof to purchase 1.81 shares of common stock, par value $0.01 per share (the "Common Stock") at an exercise price of $13.20 per share, subject to adjustment. The 1998 Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and, together with the Warrants generated gross proceeds to the Company of approximately $125,100,000 of which $117,485,000 was allocated to the initial accreted value of the 1998 Senior Discount Notes and approximately $7,615,000 was allocated to the Warrants, which were subsequently redeemed. Net proceeds to the Company after deducting initial purchasers' discount and offering expenses were approximately $118,972,000.

        The UPC Polska Notes became subject to UPC Polska's petition for relief under the Bankruptcy Code on July 7, 2003. The notes were discharged pursuant to the Plan on February 18, 2004. In accordance with SOP 90-7, as of December 31, 2003 the UPC Polska Notes were adjusted to amounts allowed as claims in the Chapter 11 Case and included in UPC Polska's balance sheet as "Liabilities subject to compromise". For more details, see Note 3 "Reorganization under Bankruptcy Code".

PC LLC NOTES

        On October 31, 1996, PC LLC sold $130,000,000 aggregate principal amount of Senior Notes ("PC LLC Notes").

        PC LLC Notes, having a maturity date of November 1, 2003, were presented as current liabilities in the Company's consolidated financial statements as of December 31, 2002. In February 2003, PC LLC elected to satisfy and discharge PC LLC Notes in accordance with the Indentures governing PC LLC Notes ("the PC LLC Indenture"). On March 19, 2003, the Company deposited with the Indenture trustee funds to be held in trust, sufficient to pay and discharge the entire indebtedness plus accrued interest at the maturity represented by the PC LLC Notes. The PC LLC Notes were redeemed on November 3, 2003.

        Since PC LLC was not a party to the Plan, PC LLC's obligation to pay the PC LLC Notes as described above was not affected by the Chapter 11 Case.

NOTES PAYABLE TO UPC AND ITS AFFILIATES

        On December 2, 2002, UPC assigned to UPC Telecom B.V. all rights and obligations arising from loan agreements between the Company and UPC. As of December 31, 2003 and 2002, the Company had loans payable to UPC and its affiliate of approximately $481,737,000 and $458,374,000, respectively. The amounts include capitalized or accrued interest of approximately $141,163,000 and $117,800,000 as of December 31, 2003 and 2002, respectively. The loans bore interest at a rate of 11.0% per annum and mature in 2007 and 2009. The agreements related to these notes contained various covenants, including a material adverse change covenant which provided UPC with the right to subjectively accelerate payment on these loans. Additionally, one of the loans contained a provision that would require the Company to accelerate payment on the outstanding amount if there were an Event of Default under either of the UPC senior notes which was not cured or waived within the applicable grace period and which caused those notes to be accelerated. As a result of these provisions, as of December 31, 2002, the debt owed to UPC Telecom and Belmarken was reflected as a current liability.

        The notes payable and accrued interest to UPC and its affiliates became subject to UPC Polska's petition for relief under the Bankruptcy Code on July 7, 2003. The notes and interest were discharged pursuant to the Plan on February 18, 2004. In accordance with SOP 90-7, as of December 31, 2003 those balances were adjusted to amounts allowed as claims in the Chapter 11 Case and included in UPC Polska's balance sheet within "Liabilities subject to compromise". For more details, see Note 3 "Reorganization under Bankruptcy Code".

INTEREST EXPENSE

        Interest expense relating to notes payable was in the aggregate approximately $56,624,000, $99,846,000 and $95,538,000, for the years 2003, 2002 and 2001, respectively. As discussed in Note 3, in accordance with SOP 90-7, interest expense is reported only to the extent that it was paid during the bankruptcy proceedings or that it was an allowed claim. The contractual interest expense relating to notes payable for the year ended December 31, 2003 was in the aggregate approximately $108,212,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND MATURITY AMOUNTS

        The fair value of the Company's notes payable balance at December 31, 2003 presented below is based on market prices for the same or similar issues. Carrying value is used when a market price is unavailable. All of the debt listed below was cancelled and discharged pursuant to the Plan on February 18, 2004, in exchange for equity securities of UGC, cash and approximately $101.7 million principal amount of New Senior Notes due 2007 (see Note 3).

	Amount outstanding as of December 31, 2003
	Book Value	Fair Value
	(in thousands of U.S. Dollars)
Notes payable to former PCBV minority shareholders	$6,445	$6,139
UPC Polska Senior Discount Notes due 2009, net of discount	211,780	82,718
UPC Polska Series C Senior Discount Notes due 2008, net of discount	21,636	13,005
UPC Polska Senior Discount Notes due 2008, net of discount	223,576	80,980

Total	$463,437	$182,842

NEW SENIOR NOTES

        In connection with the consummation of the Plan, UPC Polska issued $105.4 million aggregate principal amount of its New Senior Notes on February 18, 2004. See Note 23 "Subsequent events".

14.   RELATED PARTY TRANSACTIONS

        During the ordinary course of business, the Company enters into transactions with related parties. The principal related party transactions are described below.

CALL CENTER AND IT REVENUE

        During the year ended December 31, 2002, the Company provided certain call center services to TKP in connection with the Canal+ merger transaction. The total revenue from these services amounted to approximately $1,856,000 for the year ended December 31, 2002.

        Additionally, during the year ended December 31, 2002, the Company provided to TKP certain IT services for D-DTH subscriber data migration to TKP's DTH platform. The total revenue from these services amounted to approximately $247,000 for the year ended December 31, 2002.

        These revenues were generated primarily in the first half of 2002 and the Company did not provide any additional services to TKP to generate such revenue during the year ended December 31, 2003.

        Commencing April 2002, the Company has provided certain IT services relating to a subscribers management system to other Central European affiliates of UPC. The total revenue from these services amounted to approximately $509,000 and approximately $527,000 for the years ended December 31, 2003 and 2002, respectively. This revenue is earned on a "cost plus" basis and the Company expects to continue providing these services.

OTHER REVENUE

        Commencing March 2003, the Company has provided certain marketing services related to internet market research to an affiliate of UPC. The total revenue from these services amounted to approximately $803,000 for the year ended December 31, 2003.

        In 2001, the Company also provided certain programming and broadcast services to UPC's affiliates. The total revenue from these services amounted to approximately $3,305,000 for the year ended December 31, 2001. The Company did not provide these services during the years ended December 31, 2003 and 2002.

DIRECT OPERATING EXPENSES CHARGED BY AFFILIATES

        Certain of the Company's affiliates have provided programming included in the Company's basic cable television package. The Company incurred programming fees from these affiliates of approximately $3,570,000, $3,702,000 and $7,257,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company was also provided with Canal+ Multiplex programming by TKP. The total cost related to this service amounted to approximately $821,000 and $531,000 for the years ended December 31, 2003 and 2002, respectively. There were no such costs during the year ended December 31, 2001.

        The Company has incurred direct costs related to internet services from its affiliates amounting to approximately $2,363,000, $1,589,000 and $1,716,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        UPC and its affiliates provide the Company with services such as legal services, negotiation of contracts with programmers, financial reporting assistance, investor relations, corporate communications, information technology, equipment procurement and facilities. UPC allocates to the Company the Company's proportionate share of such costs for these services based on the Company's revenues. Taking into account the relative size of its operating companies and their estimated use of UPC resources, the allocation may be adjusted in the future. During the years ended December 31, 2003, 2002 and 2001, UPC charged the Company with approximately $2,841,000, $5,797,000 and $10,290,000, respectively. The above charges are reflected as a component of selling, general and administration expenses in the consolidated statements of operations.

        As a result of entering into the Chapter 11 proceedings on July 7, 2003, the amount of approximately $4,668,000 payable to UPC and its affiliates with respect to the above charges became subject to compromise and, in accordance with SOP 90-7, as of December 31, 2003, that amount was included in UPC Polska's balance sheet within "Liabilities subject to compromise". That amount was discharged pursuant to the Plan on February 18, 2004.

        The Company has been recharged by UPC and its affiliate with external legal costs related to the HBO litigation (Note 21). During the year ended December 31, 2003, those costs amounted to $300,000.

NOTES PAYABLE TO UPC AND ITS AFFILATES

        The Company was indebted to UPC and its affiliates in the following amounts (excluding amounts owing under UPC Polska Notes held by those parties):

	As of December 31, 2003	As of December 31, 2002	Interest rate %	Contractual repayment terms	Lender
	(stated in thousands of U.S. Dollars)
Master Loan	$257,864	$243,926	11%	by July 30, 2009	UPC Telecom B.V.
Subordinated Master Loan	208,077	199,506	11%	by July 30, 2009	UPC Telecom B.V.
Qualified Loan	15,796	14,942	11%	by May 25, 2007	Belmarken Holding B.V

Total	$481,737	$458,374

        As discussed in Note 3, in accordance with SOP 90-7, notes payable and accrued interest to UPC and its affiliates were adjusted to amounts allowed as claims in the Chapter 11 Case and included in UPC Polska's balance sheet as of December 31, 2003 within "Liabilities subject to compromise". The notes payable to UPC and its affiliates were discharged pursuant to the Plan on February 18, 2004
(see Note 3).

        As discussed in Note 3, in accordance with SOP 90-7, interest expense is reported only to the extent that it was paid during the bankruptcy proceedings or that it was an allowed claim. The interest expense on the loans payable to UPC Telecom and its affiliate allowed as a claim for the year ended December 31, 2003 (excluding interest expense of $5,383,000 under UPC Polska Notes held by those parties) is $23,363,000. The contractual interest expense on these loans (excluding contractual interest expense of $10,083,000 under UPC Polska Notes held by those parties) is $45,600,000 for the year ended December 31, 2003.

        The interest expense incurred by the Company in relation to the loans payable to UPC Telecom and its affiliate for the years ended December 31, 2002 and 2001, amounted to $41,414,000 and $44,331,000, respectively.

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

        This agreement was superseded by the provisions contained in the Plan, whereby UPC affiliates are entitled to receive compensation for reasonable fees and expenses. During the year ended December 31, 2003, the Company recognized accrued expenses for such fees in the amount of $2,164,000, of which $1,452,000 was incurred after the Petition Date.

OTHER TRANSACTIONS

        In June 2002, Wizja TV BV, the Company's subsidiary, sold 28,600 D-DTH decoders for $3,918,200 to one of UPC's subsidiaries in Hungary. As of December 31, 2002, the Company had a receivable due from UPC's affiliate with respect to these decoders of $3.2 million. During the year ended December 31, 2003, the balance was repaid to the Company.

15.   MEMBER'S EQUITY/DEFICIT

        The Company is 100% owned by UPC Telecom B.V.

16.   CAPITAL CONTRIBUTIONS

        During the years ended December 31, 2002 and 2001, UPC made capital contributions to the Company of $21,589,000, and $48,451,000, respectively. There were no capital contributions made by UPC directly or through its affiliates during the year ended December 31, 2003.

17.   STOCK OPTION PLANS

        UPC Polska and/or its subsidiaries do not have their own stock option plan.

UNITED'S EQUITY INCENTIVE PLAN

        On August 19, 2003, the Board of Directors of UGC, the indirect owner of UPC adopted an Equity Incentive Plan (the "Incentive Plan") effective September 1, 2003. The stockholders of UGC approved the Incentive Plan on September 30, 2003. After such stockholder approval of the Incentive Plan, the Board of Directors of UGC recommended certain changes to the Incentive Plan, which, along with certain other technical changes, were incorporated into an amended United Equity Incentive Plan (the "Amended Incentive Plan") approved by the stockholders of UGC on December 17, 2003.

        The Amended Incentive Plan permits the grant of certain stock based and related awards (the "Awards"), including stock appreciation rights ("SARs"). The SARs may be granted to, among others, employees of United and affiliated entities designated by the Board of UGC. The time of the award of SARs, the time period during which the SARs may be exercised and other terms that shall apply to the SARs shall be determined by the compensation committee. The Amended Incentive Plan terminates August 31, 2013.

        During the year ended December 31, 2003, management of UPC Polska and its subsidiaries were granted 103,000 SARs with a base price of $3.74 (capped at $5.44) and 103,000 SARs with a base price of $5.44. These SARs vest annually over a period of five years. The SARs are accounted for under variable plan accounting and the total stock—based compensation for the year ended December 31, 2003 amounted to approximately $56,000, and was recorded as a selling, general and administrative expense in the consolidated statement of operations and in other long term liabilities in the consolidated balance sheet. As of December 31, 2003, all such SARs were still outstanding and their fair value amounted to approximately $488,000.

UPC STOCK OPTION PLAN

        In June 1996, UPC adopted a stock option plan (the "Option Plan") for certain of its employees and those of its subsidiaries. During 2001 and 2000, management and certain employees of the Company and its subsidiaries were granted options by the parent company under this Option Plan. There were no further options granted to the Company's employees during 2002 and 2003. As a result of UPC's emergence from Chapter 11 on September 3, 2003, all of UPC's stock-based compensation plans were cancelled.

        For purposes of the proforma disclosures presented below, UPC, and consequently UPC Polska LLC., have computed the fair values of all options granted to the Company's management and employees during the years ended December 31, 2003, 2002 and 2001, using the Black-Scholes multiple-option pricing model and the following weighted-average assumptions:

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Risk-free interest rate	3.30%	3.17%	4.15%
Expected life regular options	5 years	5 years	5 years
Expected volatility	306.00%	118.33%	112.19%
Expected dividend yield	0%	0%	0%

        Based upon the Black-Scholes multiple option pricing model, the total fair value of options granted was approximately $1.0 million for the year ended December 31, 2000. This amount was amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that were forfeited prior to vesting, was adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For the years ended December 31, 2003 and 2002, stock-based compensation, net of the effect of forfeitures and net of actual compensation expense recorded in the statement of operations was zero. This stock-based compensation had the following proforma effect on net income:

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
	(in thousands, except per share data)
Net loss—as reported	$(66,007)	$(492,243)	$(749,478)
Net loss—pro forma	$(66,007)	$(492,243)	$(749,737)
Basic and diluted net loss per share—as reported	N/A	N/A	N/A
Basic and diluted loss per share—pro forma	N/A	N/A	N/A

        A summary of stock option activity for the Company's employees participating in the Option Plan is as follows:

	Number of shares	Weighted-Average Exercise Price
		(Euros)
Balance at January 1, 2000	41,949	44.22	(1)
Granted during period	231,221	5.20
Cancelled during period	—	—
Exercised during period	—	—

Balance at December 31, 2001	273,170	11.20	(1)
Granted during period	—	—
Cancelled during period	(79,877)	13.39
Exercised during period	—	—

Balance at December 31, 2002	193,293	10.29	(1)
Granted during period	—	—
Cancelled during period	(193,293)	10.29
Exercised during period	—	—

Balance at December 31, 2003	—	—

Exercisable at end of period	—	—

(1)
The Weighted Average Exercise Price translated into U.S. Dollars amounted to $10.01, $10.78 and $0.0 as of December 31, 2001, 2002 and 2003 respectively.

        As a result of the cancellation of all of UPC's stock-based compensation plans upon UPC's emergence from Chapter 11 on September 3, 2003, there were no options outstanding as of December 31, 2003.

        This Option Plan has been accounted for as a fixed plan. Compensation expense of zero was recognized for the year ended December 31, 2003.

18.   LEASES

        Total rental expense associated with the Company's operating leases for the years ended December 31, 2003, 2002 and 2001 was $5,884,000, $5,234,000 and $20,088,000, respectively. As part of the Canal+ merger, obligations under the leases for all four Astra transponders, D-DTH technical equipment and building leases were assigned to TKP. These expenses amounted to approximately $11.5 million for the year ended December 31, 2001.

BUILDING LEASES

        The Company leases several offices and warehouses within Poland under cancelable operating leases. The future non-cancelable lease payments as of December 31, 2003 amounted to approximately $5,647,000, including $2,756,000 payable in 2004.

CONDUIT LEASES

        The Company leases space within various telephone duct systems from the Polish National Telephone Company ("TPSA") under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to twelve months notice without cause. Refer to Note 22 "Concentrations of Business and Credit Risk" for further detail. All of the agreements provide that TPSA is the manager of the telephone duct system and will lease space within the ducts to the Company for installation of cable and equipment for the cable television systems. The lease agreements provide for monthly lease payments that are adjusted quarterly or annually.

        Minimum future lease commitments for the aforementioned conduit leases of approximately $1,039,000 as of December 31, 2003 relate to 2004 only, as all leases are cancelable in accordance with the aforementioned terms.

CAR LEASES

        The Company has operating car leases with various leasing companies in Poland. Minimum future lease commitments for the aforementioned car leases as of December 31, 2003 are $20,000 in 2004 and $12,000 in 2005.

19.   QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

	Operating Revenues	Operating Profit/ (Loss) as reported	Adjustment	Operating Profit/ (Loss) adjusted	Net Profit/ (Loss) as reported	Adjustment	Net Profit/ (Loss) adjusted
	(stated in thousands of U.S. Dollars)
2003
First Quarter	$20,848	$(2,454)	$—	$(2,454)	$(30,806)	$—	$(30,806)
Second Quarter	21,471	(8,967)	—	(8,967)	(31,485)	—	(31,485)
Third Quarter	21,995	(2,606)	—	(2,606)	11,426	—	11,426
Fourth Quarter	23,287	934	—	934	(15,142)	—	(15,142)
2002
First Quarter	$19,983	$(4,374)	$—	$(4,374)	$(43,457)	$(370,966)	$(414,423)
Second Quarter	20,654	(4,690)	—	(4,690)	(28,079)	—	(28,079)
Third Quarter	18,824	(3,598)	—	(3,598)	(29,621)	—	(29,621)
Fourth Quarter	20,214	(6,202)	—	(6,202)	(391,086)	370,966	(20,120)

        The adjustment of $371.0 million between the first and fourth quarters of 2002 reflects the cumulative effect of accounting change in relation to the implementation of SFAS 142 (as discussed in Note 9 "Intangible Assets").

20.   SEGMENT INFORMATION

        Prior to December 7, 2001, UPC Polska, LLC and its subsidiaries classified its business into four segments: (1) cable television, (2) D-DTH television, (3) programming, and (4) corporate. Information about the operations of the Company in these different business segments is set forth below based on the nature of the services offered. As a result of the disposition of the D-DTH business and the resulting elimination of the programming business in December 2001, beginning January 1, 2002, the Company started to operate with only one segment, its cable operations.

	Cable	D-DTH	Programming	Corporate	Total
	(stated in thousands of U.S. Dollars)
2003
Revenues from external customers	$87,601	$—	$—	$—	$87,601
Intersegment revenues	—	—	—	—	—
Operating loss	(13,093)	—	—	—	(13,093)
Depreciation and amortization	(28,464)	—	—	—	(28,464)
Net loss	(66,007)	—	—	—	(66,007)
Segment assets	231,591	—	—	—	231,591
2002
Revenues from external customers	$79,675	$—	$—	$—	$79,675
Intersegment revenues	—	—	—	—	—
Operating loss	(18,864)	—	—	—	(18,864)
Depreciation and amortization	(28,361)	—	—	—	(28,361)
Net loss	(492,243)	—	—	—	(492,243)
Segment assets	248,478	—	—	—	248,478
2001
Revenues from external customers	$77,123	$55,692	$5,907	$—	$138,722
Intersegment revenues	—	—	60,158	—	60,158
Operating loss	(53,076)	(80,863)	(39,184)	(12,090)	(185,213)
Depreciation and amortization	(54,789)	(48,394)	(22,859)	—	(126,042)
Net loss	(51,976)	(197,433)	(337,693)	(162,376)	(749,478)

        Total long-lived assets as of December 31, 2003 and 2002 and total revenues for the years ended December 31, 2003, 2002 and 2001, analyzed by geographical location are as follows:

	Total Revenues Year ended December 31,			Long-lived Assets As of December 31,
	2003	2002	2001	2003	2002
	(stated in thousands of U.S. Dollars)
Poland	$87,601	$79,675	$132,815	$109,643	$125,711
Other	—	—	5,907	—	—

Total	$87,601	$79,675	$138,722	$109,643	$125,711

        In the years ended December 31, 2003 and 2002, all of the Company's revenue has been derived from activities carried out in Poland. Long-lived assets consist of property, plant, and equipment, inventories for construction and intangible assets other than goodwill.

21.   COMMITMENTS AND CONTINGENCIES

        The following table presents the Company's minimum future commitments under the contractual terms of its programming, lease contracts and contingent liabilities related to assumed programming contracts.

	2004	2005	2006	2007	2008	2009 and thereafter	Total
	(stated in thousands of U.S. Dollars)
Building	$2,756	$1,882	$849	$160	$—	$—	$5,647
Conduit	1,039						1,039
Car	20	12					32
Programming	1,103	1,147	1,086	1,103	1,158	18,299	23,896
Other	94	31	2				127
Headend	28						28

Total	$5,040	$3,072	$1,937	$1,263	$1,158	$18,299	$30,769

Assumed contracts	$8,191	$5,029	$—	$—	$—	$—	$13,220

        The Company does not carry the amount of these contingent obligations in its financial statements. There are no recourse provisions relating to any of the contingent obligations that would enable the Company to recover from third parties any amounts it may be required to pay on the contingent obligations.

        In addition to lease commitments presented in Note 18 "Leases", the Company has the following commitments and contingencies:

PROGRAMMING COMMITMENTS

        The Company has entered into long-term programming agreements and agreements with a number of third party content providers for its cable systems. The agreements have terms which range from one to twenty years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At December 31, 2003, the Company had an aggregate minimum commitment in relation to fixed obligations resulting from these agreements of approximately $23,896,000 over the next sixteen years, approximating $1,103,000 in 2004, $1,147,000 in 2005, $1,086,000 in 2006, $1,103,000 in 2007, $1,158,000 in 2008 and $18,299,000 in 2009 and thereafter. In addition the Company has a variable obligation in relation to these agreements, which is based on the actual number of subscribers in the month for which the fee is due.

        In connection with the Canal+ merger, TKP assumed the programming rights and obligations directly related to the Company's D-DTH business and assumed the Company's guarantees relating to the Company's D-DTH business. Pursuant to the Definitive Agreements for the Canal+ merger, the Company remains contingently liable for the performance under those assigned contracts. As of December 31, 2003, management estimates its potential exposure under these assigned contracts to be approximately $13.2 million.

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

        The Company is liable under the representations, warranties and indemnities for claims relating to tax, social security or custom matters for companies it contributed to TKP (Wizja TV Sp. z o.o. and UPC Broadcast Center Ltd). The liability expires prior to the end of a 30-day period after the expiration of the relevant statue of limitations.

        The Company is liable for collection of a specific receivable taken over by TKP. The Company needs to compensate TKP for any shortfall if the collected amount on this receivable is less than PLN 2.9 million (approximately $0.8 million as of December 31, 2003).

REGULATORY FRAMEWORK

        The Company is in possession of all valid telecommunication permits, a considerable number of which were issued in 2001 for a 10 year period. If there is a necessity of renewal, the Company applies to the Chairman of the Office for Telecommunications and Post Regulation ("URTiP"). Historically, the Company has not experienced difficulties in obtaining such renewals and believes it will continue to receive such renewals in the normal course of business.

        On January 1, 2003, the amendment to the Copyright Act came into force and removed a statutory license. To that date, the statutory license had been used by all cable operators in Poland to retransmit domestic and foreign FTA channels without formal agreements with the broadcasters, primarily Polish channels (TVP, Polsat, TVN) and a number of foreign FTAs (e.g. German channels). The removal of the statutory license resulted in the obligation for cable operators to enter into formal agreements with all broadcaster and copyright associations by January 1, 2003. Temporary permission for transmission from key Polish FTAs—TVP (TVP1, TVP2, TVP3, TV Polonia), TVN (TVN, TVN7) and Polsat (Polsat, Polsat 2, TV4)—was granted to Polish Cable Association members, including a subsidiary of the Company, just before January 1, 2003. After January 1, 2003, when the provisions removing the statutory license came into effect, the Company, as other operators, used this opportunity to optimize its programming offerings and changes in the programming offerings were communicated to customers in March 2003. In October 2003, a further amendment of the Copyright Act was enacted to restore the statutory license for cable operators to use the content of various providers, although they will still be obliged to pay license fees to such FTAs in an unspecified amount. This authorization will be valid until Poland joins the EU in May 2004.

        After January 1, 2003, the Company terminated its license agreements with copyright collective associations ZAiKS and ZASP on the basis that under the amended Copyright Law, these associations are not authorized to collect remuneration fees for cable retransmission. On December 19, 2003, as a result of lengthy negotiations, ZASP signed a temporary agreement with the Polish Cable Association.

So far, the Company has not acceded to that agreement. ZAiKS has not participated in these negotiations and has demanded that the Company enter into a license agreement and pay royalties amounting to 3.5% of cable subscription revenue, as was the case under the terminated agreement. ZAiKS is not legally obligated to enter into negotiations with the Polish Cable Association and does not have to accept the arrangements of other associations concerning the maximum rate and it retains the right to bring a lawsuit for unpaid royalties.

        The Company has brought a claim to the Copyrights Commission in the Polish Ministry of Culture for the settlement of the conditions of a new license arrangement with ZAiKS, with a request that the license fee be set at 0.3% of cable subscription revenue (instead of 3.5% of cable subscription revenue, as approved by the Minister of Culture in the remuneration tables for ZAiKS). With the entry into force of the amendment to the Copyright Act restoring the statutory license, the proceedings before the Copyrights Commission might be suspended or discontinued. The Copyrights Commission is the administrative body with statutory power to settle disputes concerning the remuneration tables as well as disputes related to conclusion of license arrangements between copyright associations and users of copyrights and neighboring rights. Additionally, on July 2, 2003, the Polish Cable Association on behalf of all cable operators in Poland (including the Company) brought an appeal to the National Administrative Court against the recent decision of the Ministry of Culture approving the remuneration tables for ZAiKS at 3.5% of cable subscription revenues. These proceedings are independent from one another.

        On September 19, 2003, the Company (as a member of the Polish Cable Association) acceded to the agreement concluded between the Polish Cable Association and the Polish Filmmakers' Association (SFP), which represents about 70% of copyright holders in Poland. Based on this agreement, the Company will pay to SFP an advance payment at the rate of 0.765% of net revenue from subscription fees for retransmission of radio and television programs. The obligation of advance payment will expire at the date of conclusion of a long form agreement or after a six month-period, whichever occurs first.

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

HBO ARBITRATION

        The Company was involved in a dispute with HBO Communications (UK) Ltd., Polska Programming B.V. and HBO Poland Partners (collectively "HBO") concerning its cable carriage agreement ("Cable Agreement") and its D-DTH carriage agreement ("D-DTH Agreement") for the HBO premium movie channel. As discussed in Note 3 "Reorganization under Bankruptcy Code", in February 2004 the matter was settled for consideration of $6.0 million received by the HBO parties upon the settlement.

ZASP (COPYRIGHTS COLLECTIVE ASSOCIATION).

        A claim was made in the District Court on April 9, 2002 by ZASP. ZASP claims payments of copyright and neighboring rights for using artistic performances in cable TV transmission. The Company responded to the court claiming that artistic performances are not entitled to any remuneration and therefore the claim is meritless. Additionally, based on a request from ZASP, the court ordered the Company to disclose information concerning gross revenues accruing to it as of June 1, 1998. The order of the District Court was appealed by the Company on July 2, 2002, based on the same argument as the response to the claim.

        On January 17, 2003, the Appeals Court rejected the Company's appeal and supported the order of the District Court. The Company has not yet received a written Court Statement. The case commenced in the District Court and the Company is planning further legal action to dismiss the ZASP claim. On January 23, 2003, the Company brought an additional letter to the District Court requesting it to reject the ZASP claim as inadmissible in the civil court jurisdiction in which it was filed. On July 2, 2003, the first hearing took place, during which ZASP asserted the value of its claim as approximately $750,000. On July 31, 2003, the Company received the District Court's verdict (issued during closed session) refusing to dismiss the ZASP suit based on lack of civil court jurisdiction. In reaction, the Company delivered an appeal to the Appeals Court on August 7, 2003.

        On December 30, 2003, the Appeals Court dismissed the Company's appeal of the District Court's decision. The case is pending. The next hearing date has not been scheduled by the Appeals Court yet. The Company intends to defend itself vigorously against the claim. However, the Company is unable to predict the final outcome of the case.

DIVIDEND RESTRICTIONS

        The Company's Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish Accounting Principles. As of December 31, 2003, the Company's Polish subsidiaries have no profit available for distribution as dividends.

ESTIMATED LOSSES FROM LITIGATION AND CLAIMS

        For year ended December 31, 2003, the Company accrued $6.0 million in relation to its litigation, as described above.

22.   CONCENTRATIONS OF BUSINESS AND CREDIT RISK

USE OF TPSA CONDUITS

        The Company's ability to build out its existing cable television networks and to integrate acquired systems into its cable television networks depends on, among other things, the Company's continued ability to design and obtain access to network routes, and to secure other construction resources, all at reasonable costs and on satisfactory terms and conditions. Many of such factors are beyond the control of the Company. In addition, at December 31, 2003, approximately 74% of the Company's cable television plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA allows for termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to twelve months' notice without cause.

        In addition, some conduit agreements with TPSA provide that cables can be installed in the conduit only for the use of cable television. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company is currently in the process of introducing internet services to its cable customers and renegotiating certain conduit agreements with TPSA. As of December 31, 2003, the Company believes it was not in material violation under any of its existing conduit agreements. The Company, under the umbrella of the Polish Cable Association, is engaged in negotiations with TPSA over the new terms of the duct rental contracts.

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

CREDIT WORTHINESS

        All of the Company's customers are located in Poland. As is typical in this industry, no single customer accounted for more than five percent of the Company's sales in 2003 or 2002. The Company estimates an allowance for doubtful accounts based on collection patterns and anticipated trends. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

23.   SUBSEQUENT EVENTS

        For information regarding events on the restructuring of UPC Polska and HBO Arbitration subsequent to December 31, 2003, see Note 3 "Reorganization under Bankruptcy Code".

        In connection with the consummation of the Plan, UPC Polska issued $105.4 million aggregate principal amount of its New Senior Notes on February 18, 2004. The New Senior Notes are senior unsecured obligations. The New Senior Notes accrue interest at the rate of 9% per annum, payable in cash semi-annually in arrears on March 31 and September 30 of each year commencing on September 30, 2004. The New Senior Notes will mature on March 31, 2007.

        Pursuant to the indenture governing the New Senior Notes, the Company and its affiliates are subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters:

  •
  limitations on indebtedness;
  •
  limitations on restricted payments;
  •
  imitations on issuances and sales of capital stock of restricted subsidiaries;
  •
  limitations on transactions with affiliates;
  •
  imitations on liens;
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of the end of the period covered by this report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, the Company and its management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the required evaluation, the President and Chief Executive Officer and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance of achieving the desired control objectives.

CHANGES IN INTERNAL CONTROLS

        During the period covered by this report, there were no significant changes in the Company's internal controls or in other factors which have materially affected, or are reasonably likely to affect, the Company's internal controls, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or taken.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The name, age, period of service and position held by each of the Company's executive officers and directors are as follows:

Name	Age	Service Since	Position Held
Management Board:
Simon Boyd	39	January 2002	President, Chief Executive Officer and Director (Principal Executive Officer)
Joanna Nieckarz	36	January 2002	Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Anton Tuijten	42	February 2002	Vice President, General Counsel, Corporate Secretary
Board of Directors:
Simon Boyd	39	February 2002	President, Chief Executive Officer and Director (Principal Executive Officer)
Anton Tuijten	42	September 1999	Director, General Counsel
Walter Eugene Musselman	59	September 1999	Director
Robert Dunn	37	June 2000	Director
Nimrod J. Kovacs	54	September 1999	Director

        Simon Boyd was appointed the Company's President, Chief Executive Officer and Director in January 2002. Prior to this, Mr. Boyd served as the Company's Chief Financial Officer for two years and during the period from 1997 to 1999, Mr. Boyd was a Financial Director of Wizja Sp. z o.o., one of the Company's subsidiaries at that time. In 1996, Mr. Boyd served as Financial Director of Atomic Sp. z o.o., prior to its acquisition by the Company. Previously, Mr. Boyd held a number of positions at KPMG, initially in the London office and, since 1992, in its Warsaw office. While at KPMG, Mr. Boyd was responsible, among others, for providing audit, acquisition and merger services to a number of communications companies. Mr. Boyd is a UK qualified CPA.

        Joanna Nieckarz was appointed the Company's Chief Financial Officer in January 2002. Ms. Nieckarz served as Corporate Secretary from January 19, 2004 to February 5, 2004. Previously, since August 2000, she was the Financial Manager of a subsidiary responsible for the Company's cable segment. Before joining the Company's subsidiary, Ms. Nieckarz served as Deputy to the Finance Director of Multimedia, one of the major competitors of the Company. From August 1993 to December 1999, Ms. Nieckarz worked for Price Waterhouse in Warsaw in Assurance and Business Advisory Services.

        Anton Tuijten was appointed Director of the Company in September 1999 and in February 2002 he was appointed also General Counsel and Vice President of the Company. Mr. Tuijten has served as Corporate Secretary since February 5, 2004. Mr. Tuijten joined UPC in September 1998 as Vice President of Legal Services and became General Counsel in May 1999. Mr. Tuijten has been a member of UPC's Board of Management since March 2001. Mr. Tuijten has also served as General Counsel for and a member of the Supervisory Board of Priority Telecom since July 2000 and is an officer of various subsidiaries of UPC. From 1992 until joining UPC, Mr. Tuijten was General Counsel and Company Secretary of Unisource, an international telecommunications company.

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

        Nimrod Kovacs was appointed Director of the Company in September 1999. Mr. Kovacs became Executive Chairman of UPC Central Europe in August 1999 and Managing Director of Eastern Europe in March 1998. Mr. Kovacs has been a member of UPC's Board of Management since September 1998 and is a director of various subsidiaries and affiliates of UPC. Mr. Kovacs has served in various positions with UGC Holdings, including President of United Programming, Inc. from December 1996 until August 1999, and President of Eastern Europe Electronic Distribution & Global Programming Group from January to December 1996. Mr. Kovacs has been with United and its affiliates since 1991.

Involvement in Certain Legal Proceedings

        Except as stated below, during the past five years, neither the above executive officers nor any director of the Company has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.

        In June 2003, the Company executed an agreement with some of its creditors to restructure its balance sheet. On January 22, 2004, the U.S. Bankruptcy Court confirmed the Company's plan of reorganization under Chapter 11 of the United States Bankruptcy Code. On February 18, 2004, the Company emerged from the Chapter 11 proceedings. Messrs. Boyd, Tuijten, Musselman, Dunn and Kovacs and Ms. Nieckarz were officers and directors of the Company during this period.

        On December 3, 2002, UPC filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated plan of reorganization in the United States Bankruptcy Court. In conjunction with such filing, also on December 3, 2002, UPC commenced a moratorium of payments in the Netherlands under Dutch bankruptcy law with the filing of a proposed plan of compulsory composition, or "Akkoord," with the Amsterdam Court under the Dutch bankruptcy law. These actions were completed on September 3, 2003, when UGC Europe acquired more than 99% of the stock of UPC. Messrs. Tuijten and Musselman were members of UPC's management board during this period.

        No family relationship exists between any executive officers or members of the Board of Directors.

Audit Committee Independence and Code of Ethics

        The Company does not have an audit committee. Because the Company is neither an issuer as defined in Rule 10A-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") nor a listed company as defined in Rule 10A-3 under the Exchange Act, it is not required to establish an audit committee or maintain independence standards for its audit committee or board of directors. However, because the Company has not established an audit committee, for certain purposes of the rules and regulations of the Securities and Exchange Commission (the "SEC") the Company's board of directors is deemed to be its audit committee. The Company's board of directors has determined that its members do not include a person who is an audit committee financial expert within the meaning of the rules and regulations of the SEC. The Company has not adopted a code of ethics for its principal executive, financial and accounting officers, its controller and persons performing similar functions. The Company does not have such an expert or code because it is not required to and because it is a controlled subsidiary of UGC, which has a code of ethics that applies to officers of UGC and its consolidated subsidiaries, including the Company. The Company believes that UGC's code of ethics provides the Company with many of the benefits that would be provided by a code of ethics for its principal executive, financial and accounting officers, its controller and persons serving similar functions.

ITEM 11. MANAGEMENT REMUNERATION

        The following table sets forth the compensation for the Company's chief executive officers and most highly compensated officers whose salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2003 (the "Named Executive Officers"). The information in this section reflects compensation received by the Named Executive Officers for all services performed for the Company.

Summary of Annual Compensation (1)

		Annual Compensation				Long-term Compensation
Name and position	Year	Salary (USD)	Bonus (USD)	Other Annual Compensation (USD)		Awards Securities Underlying Options	All Other Compensation (USD)
Simon Boyd Chief Executive Officer	2003 2002 2001	213,710 209,143 159,641	58,992 43,068 65,557	5,502 7,312 5,261	(2) (2) (2)	— — 31,236	— — —
Joanna Nieckarz Chief Financial Officer	2003 2002 2001	100,000 100,201 76,370	— 38,754 3,596	41,833 9,355 6,778	(3) (2) (2)	— — —	— — —

(1)
Compensation amounts were converted from Polish zloty to U.S. Dollars using the average exchange rate of National Bank of Poland of PLN 3.8894 for 2003, PLN 4.0789 for 2002 and PLN 4.0956 for 2001.

(2)
Expenses related to Polish statutory social security and health care coverage.

(3)
Amounts paid for certain consultancy services of $35,000 and expenses related to Polish statutory social security and health care coverage of $6,833.

        Mr. Tuijten does not receive compensation for his services as Vice President and General Counsel of the Company, although he receives compensation for his services to UPC.

        Members of the Company's Board of Directors do not receive any remuneration for their services as Directors of the Company.

        The Company does not have its own stock option plan, however, the Company's management and key employees were entitled to participate in UPC's Stock Option Plan. Based on this plan, the Supervisory Board of UPC could grant, on an annual basis, stock options to UPC's employees and employees of UPC's subsidiaries. During 2003 there were no stock options granted to the Company's executive officers and/or other employees, nor did any executive officers or employees of the Company exercise any outstanding options. Although UPC granted stock options to the Named Executive Officers in 2002 and 2001, no such options were outstanding at December 31, 2003 because, as a result of UPC's emergence from Chapter 11 on September 3, 2003, all of UPC's stock-based compensation plans, and all options granted thereunder, were cancelled.

        As described in Note 17 to the consolidated financial statements contained in Item 8 "Consolidated Financial Statements and Supplementary Data" in this Annual Report on Form 10-K, the Company's management participates in Equity Incentive Plan of the UnitedGlobalCom, Inc. ("UGC"). Under this plan, during the year ended December 31, 2003, Simon Boyd, Chief Executive Officer of the Company, was granted 206,000 Stock Appreciation Rights ("SARs"). The following table sets forth information concerning UGC SAR's granted to the executive officers named in the Summary Compensation Table above during the year ended December 31, 2003.

		Number of Securities Underlying Options/ SARs Granted(1)						Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term (4)
					Market Price on Grant Date ($/sh)
Name and position			Percentage of Total Options/SARs Granted to Employees in Fiscal Year(2)	Exercise on Base Price ($/sh)(3)			Expiration Date
								0%	5%	10%
Simon Boyd	SARs (UGC Class A Common)	103,000	0.3	$5.44	$5.44	(5)	10/1/2013	$0	$352,382	$893,006
	SARs (UGC Class A Common)	103,000	0.3	$3.74	$5.44	(6)	10/1/2013	$175,100	$175,100	$175,100

(1)
All the SARs granted during 2003 vest in five equal annual increments. Vesting of the SARs granted would be accelerated upon a change of control of UGC as defined in UGC's Equity Incentive Plan.

(2)
Percentage of total SARs granted in fiscal year to employees of UGC and its affiliates.

(3)
The table does not reflect the adjustment to the basic prices on all outstanding SARs in January 2004. As a result of the dilution caused by UGC's subscription rights offering, which closed in January 2004, all base prices have been reduced by $0.87.

(4)
The potential gains shown are net of the SARs base price and do not include the effect of any taxes associated with exercise. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock price performance and may not necessarily be realized. Actual gains, if any, on exercises depend on the future performance of the underlying securities of the SARs, continued employment of the optionee through the term of the SARs and other factors.

(5)
These SARs were originally granted by UGC Europe at fair market value on date of grant. As a result of the merger in connection with the UGC Europe exchange offer, which occurred in December 2003, UGC substituted UGC SARs for UGC Europe SARs.

(6)
These SARs were originally granted by UGC Europe below fair market value on date of grant; however, upon exercise the holder will receive only the difference between the base price and the lesser of $5.44 or the fair market value of UGC class A common stock on the date of exercise. This limit is reflected in the potential realizable value columns. As stated in footnote 2 above, such limit does not reflect the $0.87 adjustment made in January 2004.

        The following table sets forth information concerning the exercise of options/SARs and concerning unexercised options /SARs held by the executive officers named in the Summary Compensation Table above as of December 31, 2003.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

				Number of Securities Underlying Unexercised Options/SARs at FY-End		Value of Securities Underlying Unexercised Options/SARs at FY-End(1)
Name and position		Shares Acquired on Excercise (#)	Value Realized ($)
				Exercisable	Unexercisable	Exercisable	Unexercisable
Simon Boyd	SARs(2)	—	—	—	103,000	$0	$313,120
	SARs(2)(3)	—	—	—	103,000	$0	$175,100

(1)
The value of the UGC options reported above is based on the December 31, 2003 closing price of $8.48 per share of UGC Class A common stock as reported by the Nasdaq National Market.

(2)
Represents the number of shares underlying the SARs, which UGC may pay in cash, shares of UGC Class A common stock or a combination thereof, at its election upon exercise thereof.

(3)
Upon exercise, the holders of these SARs will receive the difference between the base price and the lesser of $5.44 or the fair market value of the UGC Class A common stock on the date of exercise and the value reflects such terms. In January 2004, UGC adjusted the base price and the $5.44 limit by reducing such amounts by $0.87 as a result of the dilution caused by UGC's subscription rights offering, which closed in February 2004.

AGREEMENTS WITH MANAGEMENT BOARD MEMBERS

        Simon Boyd.    On January 1, 2002, UPC Polska, LLC, entered an agreement with Mr. Simon Boyd as Chief Executive Officer and Managing Director/Board Chairman of Management for a period of four years. Effective from December 1, 2002, all rights and obligations resulting from the mentioned contract were assumed by Poland Communications Inc. Under the contract, base gross annual salary is EUR 198,565. Mr. Boyd receives in lieu of contribution to a pension plan, the amount of 10% of base gross annual salary per month. The agreement also provides for an annual performance bonus in an amount up to 30% of the gross salary, based on measurement against targets, quantification of the amount, being made at the discretion of the Company. The agreement provides that Mr. Boyd may participate in stock option plans of the Company's affiliates in accordance with the terms and condition of the plans. The agreement also provides for reimbursement to the employee of all business travel expenses. The agreement may be terminated by either party for any reason upon 12-month written notice.

        Joanna Nieckarz.    On January 1, 2002, UPC Telewizja Kablowa Sp. z o.o., the Company's subsidiary entered into a new agreement in connection with Ms. Joanna Nieckarz`s appointment as Chief Financial Officer. Subsequently, Ms. Nieckarz became a member of the Company's Board of Management. Ms. Nieckarz`s employment contract has an indefinite term. The contract may be terminated upon six month's notice by either of the parties. Under the contract, Ms. Nieckarz`s compensation is EUR 110,000 per year. The agreement also provides for an annual bonus of up to 30% of the gross annual salary, based on achievement of performance related goals and fulfillment of the objectives. Ms. Nieckarz is also entitled to MBA tuition reimbursement of up to $10,000.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

        Pursuant to U.S. Law, each of UPC Polska's officers and each member of Board of Directors is responsible to UPC Polska for the proper performance of his or her assigned duties. UPC Polska's First Amended and Restated Operating Agreement provides that:

  •
  The Directors and officers of UPC Polska shall be indemnified against expenses, judgments and fines incurred in connection with suits or proceedings brought against such individual because he or she is or was a director or officer of UPC Polska or another entity serving at the request of UPC Polska consistent with Delaware law,

  •
  A Director of UPC Polska shall under no circumstances have any personal liability to UPC Polska or its members for monetary damages for breach of fiduciary duty as a Director except for breaches that:

  (a)
  involve a knowing and culpable violation of law;

  (b)
  further the receipt of an improper personal economic benefit;

  (c)
  show a conscious disregard for his or her duties creating an unjustifiable risk to UPC Polska;

  (d)
  amount to abdication of duty; or

  (e)
  cannot be limited or excused under Delaware law.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        UPC Polska is owned 100% by UPC Telecom B.V. UPC Polska's executive officers and directors do not possess any voting securities of UPC Polska and/or its subsidiaries.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company's subsidiaries have entered into employment agreements with the Company's Chief Executive Officer and Chief Financial Officer, as described in detail in Item 11. UPC Polska and/or its subsidiaries do not have any other agreements and/or transactions signed with its executive officers or members of the Board of Directors.

        During the ordinary course of business, the Company enters into transactions with related parties. These transactions are described in Note 14 "Related Party Transactions" to the consolidated financial statements contained in Item 8 "Consolidated Financial Statements and Supplemental Data".

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Auditors

Audit Fees

        The fees charged by KPMG Polska Sp. z o.o. ("KMPG") and its international affiliates to the Company for audit services for the years ended December 31, 2003 and 2002 were $448,000 and $345,000, respectively. The fees for audit services include quarterly reviews and annual audit of the Company's consolidated financial statements.

Audit Related Fees

        The fees charged by KPMG and its international affiliates to the Company for audit related services for the years ended December 31, 2003 and 2002 were $71,000 and $44,000 respectively. The Company incurred such fees for services related to advise on specific accounting matters.

Tax Fees

        The fees charged by KPMG and its international affiliates to the Company for tax related services for the years ended December 31, 2003 and 2002 were $295,000 and $123,000, respectively. These fees related primarily to tax compliance and consulting on tax issues.

All Other Fees

        There were no other fees charged by KPMG and its international affiliates to the Company during the years ended December 31, 2003 and 2002.

        As discussed in Item 10 "Directors and Executive Officers of the Registrant—Audit Committee Independence and Code of Ethics", the Company does not have an audit committee and is not required to maintain independence standards with respect to an audit committee or its board of directors under Rule 10A-2, under the Exchange Act. However, the board of directors established an Audit Engagement Committee and designated certain members of the board to act as members of that committee. The Audit Engagement Committee is authorized to, among other things, approve audit and non-audit services provided by independent auditors' firms, approve audit and non-audit engagement letters and related fees payable to independent auditors' firms, in each case subject to compliance with the rules of the SEC applicable to the Company. In addition the audit and non-audit services provided by the Company's independent auditors are subject to pre-approval process implemented by the Company's indirect parent, UGC.

        During the year ended December 31, 2003, the Audit Engagement Committee approved 100% of the services described above. The Audit Engagement Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence and that such services are permitted by the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated with respect thereto. No persons other than full-time employees of KPMG and its international affiliates performed the work for audit of the Company's consolidated financial statements for the year ended December 31, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)
Financial statements and schedules.

        The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(B)
Reports on Form 8-K

File Date	Date of Event	Item Reported
October 15, 2003	October 14, 2003	Items 7 & 9—Announcement that UPC Polska, Inc. filed with the United States Bankruptcy Court for the Southern District of New York its monthly unaudited parent only operating report for the period from September 1, 2003 to September 30, 2003.
October 28, 2003	October 27, 2003
Items 3 & 7—Disclosure of First Amended Disclosure Statement filed on October 27, 2003, with the United States Bankruptcy Court for the Southern District of New York by UPC Polska, Inc. with respect to the voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and the First Amended Plan of Reorganization filed by UPC Polska, Inc.
November 3, 2003	October 30, 2003
Items 3 & 7—Disclosure of approval by the Bankruptcy Court of First Amended Disclosure Statement filed on October 27, 2003, with the United States Bankruptcy Court for the Southern District of New York by UPC Polska, Inc. with respect to the voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and the First Amended Plan of Reorganization filed by UPC Polska, Inc.
November 17, 2003	November 14, 2003
Items 7 & 9—Announcement that UPC Polska, Inc. filed with the United States Bankruptcy Court for the Southern District of New York its monthly unaudited parent only operating report for the period from October 1, 2003 to October 31, 2003.
November 25, 2003	November 24, 2003
Items 7 & 9—Announcement that on November 25, 2003, UPC Polska, Inc. issued a press release announcing that, in connection with its case under Chapter 11 of the United States Bankruptcy Code, the United States Bankruptcy Court for the Southern District of New York entered an order on November 24, 2003 extending (i) the Voting Deadline to December 1, 2003 and (ii) the Plan Confirmation Objection Deadline to December 5, 2003, and authorizing adjournment of the Plan Confirmation hearing to December 18, 2003, unless the Plan Confirmation hearing is contested, and in that event a different hearing date may be set.

December 3, 2003	December 1, 2003
Items 7 & 9—Announcement that on December 3, 2003, UPC Polska, Inc. issued a press release announcing that, in connection with its case under Chapter 11 of the United States Bankruptcy Code, the United States Bankruptcy Court for the Southern District of New York entered an order on December 1, 2003 extending (i) the Voting Deadline to December 11, 2003 and (ii) the Plan Confirmation Objection Deadline to January 9, 2004, and authorizing adjournment of the Plan Confirmation hearing to January 21 and January 22, 2004.
December 12, 2003	December 11, 2003
Items 7 & 9—Announcement that on December 12, 2003, UPC Polska, Inc. issued a press release announcing that, in connection with its case under Chapter 11 of the United States Bankruptcy Code, the United States Bankruptcy Court for the Southern District of New York entered an order on December 11, 2003 extending the Voting Deadline to December 16, 2003 at 5:00 p.m. All other deadlines in the case set by the Bankruptcy Court remain the same.
December 16, 2003	December 12, 2003
Items 7 & 9—Announcement that UPC Polska, Inc. filed with the United States Bankruptcy Court for the Southern District of New York its monthly unaudited parent only operating report for the period from November 1, 2003 to November 30, 2003.
December 17, 2003	December 16, 2003
Items 7 & 9—Announcement that on December 17, 2003, UPC Polska, Inc. issued a press release announcing that, in connection with its case under Chapter 11 of the United States Bankruptcy Code, the United States Bankruptcy Court for the Southern District of New York entered an order on December 16, 2003 extending the Voting Deadline to December 17, 2003 at 5:00 p.m. All other deadlines in the case set by the United States Bankruptcy Court remain the same.
December 22, 2003	December 17, 2003
Items 3, 5 & 7—Announcement that on December 17, 2003, UPC Polska, Inc. entered into a Stipulation And Order With Respect To Consensual Plan Of Reorganization in connection with its pending case filed under Chapter 11. Also on December 17, 2003, UPC Polska, Inc. filed with the United States Bankruptcy Court a Second Amended Chapter 11 Plan of Reorganization in order to effectuate the terms of the Stipulation. On December 18, 2003, following approval and authorization by the United States Bankruptcy Court, UPC Polska, Inc. converted into a Delaware limited liability.

January 16, 2004	January 15, 2004
Items 7 & 9—Announcement that UPC Polska, LLC filed with the United States Bankruptcy Court for the Southern District of New York its monthly unaudited parent only operating report for the period from December 1, 2003 to December 31, 2003.
January 23, 2004	January 22, 2004
Items 3, 5 & 7—Announcement of certain items relating to the confirmation of the Second Amended Plan of Reorganization dated December 17, 2003 (the "Plan") filed with the United States Bankruptcy Court for the Southern District of New York in connection with the UPC Polska, LLC's pending case under Chapter 11 of the United States Bankruptcy Code.
February 18, 2004	February 18, 2004	Items 5 & 7—Announcement that on February 18, 2004, UPC Polska, LLC issued a press release announcing a successful completion of its balance sheet restructuring.
(C)
Reports On Form T-3

        On February 9, 2004 the Company filed application for qualification of indentures under the Trust Indenture Act of 1939 with respect to its 9% Senior Notes due 2007 in the aggregate amount of $105,394,659.00.

(D)
Exhibit Listing

2.1	Second Amended Plan of Reorganization dated December 17, 2003, jointly proposed by the Company, UPC Polska Finance, Inc., and UnitedGlobalCom, Inc.*
3.1	Certificate of Formation of UPC Polska, LLC*
3.2	Certificate of Conversion of UPC Polska, LLC*****
3.3	First Amended and Restated Operating Agreement of UPC Polska, LLC*****
4.1
Indenture dated as of February 18, 2004, between UPC Polska, LLC and UPC Polska Finance, Inc. to Wilmington Trust Company, as Trustee, with respect to the 9% Senior Discount Notes due March 31, 2007.*****
10.1	Restructuring Agreement, dated as of June 19, 2003, among the Company, UPC Telecom B.V., Belmarken Holding B.V., and the Participating Noteholders.**
10.3	Stipulation And Order With Respect To Consensual Plan Of Reorganization*
21	Subsidiaries of UPC Polska, LLC
31.1	Certification of Chief Executive Officer of UPC Polska, LLC pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of UPC Polska, LLC pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of UPC Polska, LLC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	First Amended Disclosure Statement dated October 27, 2003 jointly proposed by the Company and UPC Polska Finance, Inc.***

99.2
Order of the United States Bankruptcy Court for the Southern District of New York dated January 22, 2004 confirming the Second Amended Plan of Reorganization dated December 17, 2003 jointly proposed by the Company, UPC Polska Finance, Inc., and UnitedGlobalCom, Inc.****

*	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 22, 2003.)
**	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 20, 2003.
***	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SECT on October 28, 2003.
****	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on January 23, 2004.
*****	Incorporated by reference to the Company's Report of Form T-3 filed with the SEC on February 9, 2004.
No annual report or proxy material is being sent to security holders.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPC POLSKA, LLC

/s/ SIMON BOYD Simon Boyd President and Chief Executive Officer

        In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated.

NAME	TITLE	DATE

/s/ SIMON BOYD Simon Boyd	President, Chief Executive Officer and Director	March 12, 2004
/s/ JOANNA NIECKARZ Joanna Nieckarz	Chief Financial Officer	March 12, 2004
/s/ WALTER EUGENE MUSSELMAN Walter Eugene Musselman	Director	March 12, 2004
/s/ ANTON TUIJTEN Anton Tuijten	Director	March 12, 2004
/s/ ROBERT DUNN Robert Dunn	Director	March 12, 2004
/s/ NIMROD J. KOVACS Nimrod J. Kovacs	Director	March 12, 2004

QuickLinks

UPC POLSKA, LLC (DEBTOR-IN-POSSESSION THROUGH FEBRUARY 18, 2004) ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003 TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEPENDENT AUDITORS' REPORT
UPC POLSKA, LLC (DEBTOR-IN-POSSESSION THROUGH FEBRUARY 18, 2004) CONSOLIDATED BALANCE SHEETS (STATED IN THOUSANDS OF U.S. DOLLARS)
UPC POLSKA, LLC (DEBTOR-IN-POSSESSION THROUGH FEBRUARY 18, 2004) CONSOLIDATED BALANCE SHEETS (STATED IN THOUSANDS OF U.S. DOLLARS, except share amounts)
UPC POLSKA, LLC (DEBTOR-IN-POSSESSION THROUGH FEBRUARY 18, 2004) CONSOLIDATED STATEMENTS OF OPERATIONS (STATED IN THOUSANDS OF U.S. DOLLARS)
UPC POLSKA, LLC (DEBTOR-IN-POSSESSION THROUGH FEBRUARY 18, 2004) CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (STATED IN THOUSANDS OF U.S. DOLLARS)
UPC POLSKA, LLC (DEBTOR-IN-POSSESSION THROUGH FEBRUARY 18, 2004) CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY/(DEFICIT) (STATED IN THOUSANDS OF U.S. DOLLARS, except share amounts)
UPC POLSKA, LLC (DEBTOR-IN-POSSESSION THROUGH FEBRUARY 18, 2004) CONSOLIDATED STATEMENTS OF CASH FLOWS (STATED IN THOUSANDS OF U.S. DOLLARS)
UPC POLSKA, LLC (DEBTOR-IN-POSSESSION THROUGH FEBRUARY 18, 2004) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2003
Condensed Information as to the Financial Position of the Debtor (Stated In Thousands of U.S. Dollars)
Condensed Information as to the Financial Results of the Debtor (Stated In Thousands of U.S. Dollars)
Condensed Information as to the Cash Flows of the Debtor (Stated In Thousands of U.S. Dollars)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. MANAGEMENT REMUNERATION
Summary of Annual Compensation (1)
Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES