Form 10-Q
period 2004-03-31
UPC POLSKA LLC
filed 2004-05-07
CIK 1041454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                             TO

COMMISSION FILE NUMBER 000-22877

UPC POLSKA, LLC

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation of Organization)	06-1487156 (I.R.S. Employer Identification No.)
4643 ULSTER STREET SUITE 1300 DENVER, COLORADO (Address of Principal Executive Offices)	80237 (Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 770-4001

Indicate by check ☑ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐        No  ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

Yes ☑         No ☐

The number of units outstanding of UPC Polska, LLC’s membership interest denominated as “Common Stock” as of March 31, 2004, was:

1,000

UPC POLSKA, LLC
FORM 10-Q INDEX
FOR QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UPC POLSKA, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(STATED IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

ASSETS

	March 31,	December 31,
	2004	2003
Current assets:
Cash and cash equivalents	$11,103	$101,855
Restricted cash (note 2)	598	6,721
Trade accounts receivable, net of allowance for doubtful accounts of $2,499 in 2004 and $2,845 in 2003	9,658	9,579
Prepayments	1,840	300
Due from related parties (note 7)	810	971
Other current assets	129	159
Total current assets	24,138	119,585
Property, plant and equipment:
Cable system assets	185,656	191,897
Construction in progress	1,058	178
Vehicles	2,082	2,574
Office, furniture and equipment	15,595	15,823
Other	10,442	10,809
	214,833	221,281
Less accumulated depreciation	(117,146)	(114,977)
Net property, plant and equipment	97,687	106,304
Inventories	2,808	2,635
Intangible assets, net (note 4)	518	704
Investments in affiliated companies	2,363	2,363
	$103,376	$112,006
Total assets	$127,514	$231,591

See accompanying notes to unaudited condensed consolidated financial statements.

UPC POLSKA, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(STATED IN THOUSANDS OF U.S. DOLLARS, except interest unit amounts)
(UNAUDITED)

LIABILITIES AND MEMBER’S DEFICIT

	March 31,	December 31,
	2004	2003
Current liabilities:
Accounts payable and accrued expenses (note 5)	$27,270	$28,187
Due to related parties (note 7)	12,941	7,942
Accrued third party interest	1,078	—
Deferred revenue	5,037	5,116
Other current liabilities	1,065	1,017
Total current liabilities:	47,391	42,262
Liabilities subject to compromise (note 2)	—	963,842
Long-term liabilities:
Notes payable (notes 2, 6 and 7)	105,395	—
Other long term liabilities	1,226	1,353
Total liabilities	154,012	1,007,457
Commitments and contingencies (note 8)
Member’s deficit:
Membership interest units denominated as common stock; 1,000 units authorized, issued and outstanding as of March 31, 2004 and December 31, 2003	—	—
Paid-in capital	1,501,003	933,151
Accumulated other comprehensive loss	(8,626)	(8,301)
Accumulated deficit	(1,518,875)	(1,700,716)
Total member’s deficit	(26,498)	(775,866)
Total liabilities and member’s deficit	$127,514	$231,591

See accompanying notes to unaudited condensed consolidated financial statements.

UPC POLSKA, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(STATED IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

	Three months ended March 31,
	2004	2003
Revenues (note 7)	$23,524	$20,848
Operating expenses:
Direct operating expenses (note 7)	10,475	10,751
Selling, general and administrative expenses (note 7)	6,215	5,403
Depreciation and amortization	6,848	7,148
Total operating expenses	23,538	23,302
Operating loss	(14)	(2,454)
Interest and investment income	130	2,732
Interest expense, third party (note 2)	(1,083)	(15,748)
Interest expense, related parties (notes 2 and 6)	(39)	(11,244)
Foreign exchange loss, net	(3,410)	(4,560)
Gain on extinguishment of third party liabilities (note 2)	191,988	—
Non-operating expense, net	10	522
Net income/ (loss) before reorganization items and income taxes	187,582	(30,752)
Reorganization items (note 2)	(5,741)	—
Net income/(loss) before income taxes	181,841	(30,752)
Income tax expense	—	(54)
Net income/(loss)	$181,841	$(30,806)

See accompanying notes to unaudited condensed consolidated financial statements.

UPC POLSKA, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(STATED IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

	Three months ended March 31,
	2004	2003
Net income/(loss)	$181,841	$(30,806)
Other comprehensive loss:
Translation adjustment	(325)	(1,492)
Comprehensive income/(loss)	$181,516	$(32,298)

See accompanying notes to unaudited condensed consolidated financial statements.

UPC POLSKA, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY/(DEFICIT)
(STATED IN THOUSANDS OF U.S. DOLLARS, except interest unit amounts)
(UNAUDITED)

	Membership interest units denominated as common stock		Paid-in	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	loss	deficit	Total
Balance January 1, 2004	1,000	$—	$933,151	$(8,301)	$(1,700,716)	$(775,866)
Translation adjustment	—	—	—	(325)	—	(325)
Net income	—	—	—	—	181,841	181,841
Contribution of shares of common stock of UGC (Note 2)	—	—	18,388	—	—	18,388
Gain on extinguishment of liabilities to UPC and its affiliates (Note 2)	—	—	549,464	—	—	549,464
Balance March 31, 2004	1,000	$—	$1,501,003	$(8,626)	$(1,518,875)	$(26,498)

See accompanying notes to unaudited condensed consolidated financial statements.

UPC POLSKA, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income/(loss)	$181,841	$(30,806)
Adjustments to reconcile net income/ (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	6,848	7,148
Amortization of notes payable discount and issue costs	—	15,627
Gain on disposal of property, plant and equipment	(33)	(70)
Gain on extinguishment of third party liabilities	(191,988)	—
HBO settlement (Note 2)	(2,955)	—
Reorganization items	5,741	—
Unrealized foreign exchange losses	2,805	4,033
Change in fair value of embedded foreign currency derivative instruments	(176)	—
Stock based compensation	76	—
Other	—	5
Changes in operating assets and liabilities:
Restricted cash	6,000	(16,386)
Trade accounts receivable	(618)	541
Other current assets	(1,824)	1,302
Accounts payable and accrued expenses	(1,563)	(1,121)
Deferred revenue	108	40
Interest payable to third party holders of New Senior Notes	1,078	—
Interest payable to related parties	39	11,244
Due to related parties	1,122	858
Due from related parties	810	(2,528)
Net cash provided by/ (used in) operating activities	7,311	(10,113)
Cash flows from investing activities:
Construction and purchase of property, plant and equipment	(1,738)	(1,607)
Purchase of intangible assets	—	(154)
Proceeds from sale of fixed assets	185	3,004
Net cash (used in)/ provided by investing activities	(1,553)	1,243
Cash flows from financing activities:
Extinguishment of loans from UPC and its affiliates	(15,000)	—
Extinguishment of third party notes	(81,361)	—
Net cash used in financing activities	(96,361)	—
Net decrease in cash and cash equivalents	(90,603)	(8,870)
Effect of exchange rates on cash and cash equivalents	(149)	(86)
Cash and cash equivalents at beginning of period	101,855	105,646
Cash and cash equivalents at end of period	$11,103	$96,690
Supplemental cash flow information:
Cash paid for interest	$7	$27
Cash paid for income taxes	$—	$54

See accompanying notes to unaudited condensed consolidated financial statements.

UPC POLSKA, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

1.    GENERAL

UPC Polska, LLC (previously @Entertainment, Inc. and UPC Polska, Inc.) (“UPC Polska”) is a Delaware limited liability company whose predecessor was established in May 1997 and in June 1997 succeeded Poland Communications, LLC (“PC LLC”, formerly known as Poland Communications, Inc.) as the group holding company to facilitate an initial public offering of stock in the United States and internationally. PC LLC was founded in 1990 by David T. Chase, a Polish-born investor. On August 6, 1999, United Pan-Europe Communications N.V. (“UPC”) acquired all of the outstanding shares of UPC Polska. Until December 2, 2002, UPC Polska was wholly owned by UPC. On December 2, 2002, UPC transferred all issued shares in the capital of UPC Polska to a wholly owned subsidiary, UPC Telecom B.V. UPC also assigned to UPC Telecom B.V. all rights and obligations arising from loan agreements between UPC Polska and UPC. In September 2003, UPC completed the restructuring of its balance sheet in a Chapter 11 bankruptcy and a Dutch moratorium proceeding and, as a result, all holders of UPC shares, bond debts and certain creditors of UPC became holders of common stock of UGC Europe, Inc. (“UGC Europe”), a Delaware corporation (formerly known as New UPC, Inc.). UGC Europe owns substantially all of the outstanding common stock of UPC and is a subsidiary of UnitedGlobalCom, Inc. (“UGC”). On December 18, 2003, UPC Polska, Inc. converted into a Delaware limited liability company. On January 5, 2004, Liberty Media Corporation (“Liberty”) and the holders of all of the Class B common stock of UGC completed a share exchange transaction. Pursuant to the transaction, Liberty purchased an aggregate of 8,198,016 shares of Class B common stock of UGC, representing all of the outstanding shares of UGC’s Class B common stock. As a result of the share exchange transaction, Liberty became an owner of approximately 53.6% of UGC’s common stock, which represents approximately 92% of the combined voting power of UGC’s common stock.

References to “UPC” mean United Pan-Europe Communications N.V. References to “UPC Telecom” mean UPC Telecom B.V. References to the “Company” mean UPC Polska and its consolidated subsidiaries.

2.    REORGANIZATION UNDER BANKRUPTCY CODE

On June 19, 2003, in order to address financial issues facing UPC Polska and in connection with discussions with its main creditors regarding the proposed restructuring of its indebtedness, UPC Polska entered into a Restructuring Agreement (the “Restructuring Agreement”) with its affiliated creditors and nearly 75% (in amount) of the non-affiliated holders (“Participating Noteholders”) of UPC Polska’s 14 1/2% Senior Discount Notes due 2008, Series C Discount Notes due 2008 and 14 1/2% Senior Discount Notes due 2009 (collectively, the “UPC Polska Notes”). On July 7, 2003 (the “Petition Date”), pursuant to the Restructuring Agreement, UPC Polska filed a voluntary petition for relief under Chapter 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Case No. 03-14358) (the “Chapter 11 Case”) and subsequently filed a pre-negotiated plan of reorganization. On October 30, 2003, the Bankruptcy Court entered an order approving UPC Polska’s First Amended Disclosure Statement (the “Disclosure Statement”) with respect to the First Amended Chapter 11 Plan of Reorganization Jointly Proposed by UPC Polska, Inc. and UPC Polska Finance, Inc.

UPC POLSKA, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

2.    REORGANIZATION UNDER BANKRUPTCY CODE (Continued)

On December 17, 2003, UPC Polska entered into a Stipulation And Order With Respect To Consensual Plan Of Reorganization (the “Stipulation”) with its affiliated creditors, certain of the Participating Noteholders, and the Official Committee of Unsecured Creditors (the “Committee”) in connection with UPC Polska’s pending Chapter 11 Case. The Stipulation terminated the Restructuring Agreement and included the following principal terms:

•       Non-affiliated holders of UPC Polska Notes would receive a total of $80.0 million in cash, $100.0 million in new 9.0% UPC Polska Notes due 2007 (the “New Senior Notes”), and a number of shares of common stock of UnitedGlobalCom, Inc. (“UGC”) worth $14.5 million based on the closing price of UGC common stock as reported on NASDAQ on December 15, 2003, in exchange for the outstanding UPC Polska Notes held by the non-affiliated parties and cancellation of their bankruptcy claims;

•       Affiliated creditors, including UPC Telecom B.V., would receive $15.0 million in cash and 100% of the newly issued membership interest units denominated as common stock of reorganized UPC Polska in exchange for all outstanding UPC Polska Notes held by the affiliated creditors, the cancellation of all loans and amounts owing to these creditors, and cancellation of their bankruptcy claims; and

•       Holders of general unsecured bankruptcy claims, including Reece Communications, Inc. (“RCI”), holder of a note in the principal amount of $6.0 million issued by the Company, would receive the amount of cash, New Senior Notes and UGC common stock per $1,000 of claim amount that is equal to the amount of cash, New Senior Notes and UGC common stock per $1,000 of claim amount payable to non-affiliated holders of the UPC Polska Notes.

Pursuant to the Stipulation, UPC Polska filed with the Bankruptcy Court a Second Amended Chapter 11 Plan of Reorganization Jointly Proposed by UPC Polska, Inc., UPC Polska Finance, Inc. and UGC (the “Plan”), which had the support of a majority of the Committee, the Participating Noteholders and the affiliated creditors.

A hearing on the approval of the Stipulation and confirmation of the Plan was held in the Bankruptcy Court on January 21 and January 22, 2004. On January 22, 2004, the Bankruptcy Court entered its Order Confirming Second Amended Chapter 11 Plan of Reorganization Jointly Proposed by UPC Polska, Inc., UPC Polska Finance, Inc. and UnitedGlobalCom, Inc. dated December 17, 2003 (the “Plan Confirmation Order”). The Plan was consummated and became effective on February 18, 2004 (the “Effective Date”). As of the Effective Date, the New Senior Notes are the only long-term debt of the Company. Since the Effective Date, the Company has operated its businesses and properties as a reorganized entity pursuant to the terms of the Plan.

Prior to entry of the Plan Confirmation Order, on December 16, 2003, the Company, and its wholly owned subsidiaries: Wizja TV B.V. (“Wizja”), Poland Communications LLC, and Poltelkab Sp. z o.o. (collectively with the Company, Wizja and Poland Communications LLC, the “UPC Parties”) entered into a settlement agreement (the “HBO Settlement”) with Polska Programming B.V., HBO Communications (UK) Limited, and HBO Poland Partners (collectively with Polska Programming B.V. and HBO

UPC POLSKA, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

2.    REORGANIZATION UNDER BANKRUPTCY CODE (Continued)

Communications (UK) Limited, the “HBO Parties”). The HBO Settlement provided the HBO Parties a claim of $14.0 million in the Chapter 11 Case, with the HBO Parties’ recovery capped at $6.0 million. Under the HBO Settlement, any shortfall in payments to the HBO Parties would be provided through an escrow account funded by Wizja. Any amount of the HBO Parties’ claim paid by Wizja would be assigned to Wizja upon the HBO Parties’ receipt of the full amount of their claim. Also on December 16, 2003, pursuant to the terms of the HBO Settlement, Wizja, Polska Programming B.V. and Fortis Bank (NL) N.V. entered into an escrow agreement pursuant to which Wizja deposited $6,000,000 in cash in an escrow account, which was presented as restricted cash on the Company’s consolidated balance sheet as of December 31, 2003. On January 8, 2004, the Bankruptcy Court entered an order approving the HBO Settlement and in February 2004 the matter was settled for a consideration of $6,000,000 received by the HBO parties, of which $2,955,000 was paid by the Company and $3,045,000 was paid by UPC Telecom in exchange for assignment by HBO parties to UPC Telecom of the New Senior Notes in the aggregate principal amount of $3,694,000, which under the Plan were receivable by HBO parties. As a result of such settlement, the amount of $6,000,000 deposited in the escrow account was released in favor of the Company on February 24, 2004. Furthermore, the Company recognized $649,000 as amount receivable from UPC Telecom, equal to the excess of the aggregate principal amount of New Senior Notes issued upon the consummation of the Plan to UPC Telecom on account of the HBO Parties over cash paid to HBO parties by UPC Telecom on account of the HBO Settlement.

On January 16, 2004, UPC Polska filed a Motion for Assumption of Executory Contracts with the Bankruptcy Court. UPC Polska sought Bankruptcy Court approval to assume all executory contracts included in Schedule G of UPC Polska’s Bankruptcy Schedules. All of UPC Polska’s obligations pursuant to the executory contracts were current on that date. On January 22, 2004, the Bankruptcy Court entered an order approving UPC Polska’s assumption of its executory contracts.

During the pendency of the bankruptcy proceedings, UPC Polska remained in possession of its properties and assets, and the management of UPC Polska continued to operate the business of UPC Polska as a debtor-in-possession. As a debtor-in-possession, UPC Polska was authorized to operate the business of UPC Polska but could not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court. Subsidiaries of UPC Polska were not subject to UPC Polska’s Chapter 11 Case.

On February 18, 2004, the Plan was consummated and became effective, and as a result, the following events occurred:

•       all of the third-party indebtedness was cancelled;

•       the notes payable and due to UPC and its affiliates were cancelled;

•       all existing equity of UPC Polska was cancelled;

•       UPC Polska issued new membership interest units denominated as common stock to UPC Telecom;

•       UPC Polska issued the New Senior Notes in the aggregate principal amount of $105.4 million to third-party creditors;

UPC POLSKA, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

2.    REORGANIZATION UNDER BANKRUPTCY CODE (Continued)

•       UPC Polska distributed cash in the amount of $99.3 million to the affiliated and non-affiliated creditors; and

•       UPC Polska received and distributed 2,011,813 shares of common stock of UGC in an aggregate amount of $18.4 million based on the per share closing price of UGC common stock as reported on NASDAQ on February18, 2004, to the third-party creditors.

The Company accounted for receipt of the shares of common stock of UGC as a capital contribution.

For more information about the Plan and restructuring of UPC Polska, please see the Plan, which was filed as an exhibit to UPC Polska’s Form 8-K, dated December 22, 2003.

As a result of entering into the Chapter 11 proceedings, UPC Polska was required to apply the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), issued by the American Institute of Certified Public Accountants. UPC Polska continued to apply generally accepted accounting principles as a going concern, which assumes the realization of assets and the payment of liabilities in the ordinary course of business. As required by SOP 90-7, interest expense for the period from the Petition Date to February 18, 2004 has been reported only to the extent that it was paid during the bankruptcy proceedings or to the extent that it was an allowed claim. In addition, revenues, expenses and realized gains and losses resulting from the restructuring have been reported separately as “Reorganization items” in the statements of operations. Upon the Company’s emergence from the Chapter 11 Case, the Company was not required to adopt the fresh-start reporting provisions of SOP 90-7, because it did not experience a change of control.

Liabilities, which were compromised under the terms of the Plan, are summarized as follows (in thousands of U.S. Dollars, as of the Effective Date):

Due to UPC and its affiliates	$4,727
HBO claim	14,000
Notes payable and accrued interest to UPC and its affiliates
Master Loan	257,864
Subordinated Master Loan	208,077
Qualified Loan	15,796
Total notes payable and accrued interest to UPC and its affiliates	481,737
UPC Polska Notes, including $77,999 of notes held by UPC and its affiliates
UPC Polska Senior Discount Notes due 2009	211,780
UPC Polska Series C Senior Discount Notes due 2008	21,636
UPC Polska Senior Discount Notes due 2008	223,576
Total UPC Polska Notes	456,992
Notes payable and accrued interest to RCI	6,445
Total liabilities subject to compromise	$963,901

UPC POLSKA, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

2.    REORGANIZATION UNDER BANKRUPTCY CODE (Continued)

All of the third-party liabilities listed above were cancelled and discharged pursuant to the Plan on February 18, 2004, in exchange for equity securities of UGC, cash of $84,316,000 and $105,395,000 principal amount of New Senior Notes (including $3,694,000 principal amount of New Senior Notes issued to UPC Telecom relating to the HBO Settlement). Accordingly, in its statement of operations for the three months ended March 31, 2004, the Company recognized a gain of $191,988,000 on extinguishment of third party liabilities.

The notes payable and due to UPC and its affiliates (excluding the Subordinated Master Loan) together with UPC Polska Notes held by UPC and its affiliates were extinguished pursuant to the Plan on February 18, 2004, in exchange for $15,000,000 in cash and 100% of the newly issued equity securities of UPC Polska. The Subordinated Master Loan was also discharged and cancelled on February 18, 2004. Accordingly, the Company has recognized a gain of $549,464,000 on extinguishment of liabilities to UPC and its affiliates and accounted for such gain as a capital contribution.

The amounts of Chapter 11 related reorganization gains and expenses included in the consolidated statement of operations for the three months ended March 31, 2004 consist of professional fees of approximately $5.7 million.

In accordance with SOP 90-7, interest expense is reported only to the extent that it was paid during the bankruptcy proceedings or that it was an allowed claim. No interest expense on liabilities subject to compromise for the period from January 1, 2004 to February 18, 2004, was allowed as a claim. The contractual interest expense on liabilities subject to compromise for that period was $15,225,000.

Following consummation of the Plan, the Company anticipates that the primary sources of capital used by the Company through 2005 will be cash on hand, cash flows from operations and improvements in working capital positions. However, should the Company’s operating results fall behind the Company’s current business plan, there is uncertainty as to whether the Company will have sufficient funds to meet its planned capital expenditures and/or any future debt commitments.

3.    BASIS OF PRESENTATION

BASIS OF PRESENTATION

The information furnished by the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to these rules and regulations. The Company maintains its books of accounts in Poland, the Netherlands and in the United States of America in accordance with local accounting standards in the respective countries. These financial statements include all adjustments to the Company’s statutory books to present these statements in accordance with U.S. GAAP. The accompanying condensed consolidated balance sheets, statements of operations, statements of comprehensive income/ loss, statements of changes in member’s equity/deficit and statements of cash flows are unaudited, but in

UPC POLSKA, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

3.    BASIS OF PRESENTATION (Continued)

the opinion of management, reflect all adjustments which are necessary for a fair statement of the Company’s consolidated results of operations and cash flows for the interim period and the Company’s financial position as of March 31, 2004. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC (the “2003 Annual Report”). The interim financial results are not necessarily indicative of the results of the full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. The Company’s actual results could differ from those estimates, which include, but are not limited to: allowance for doubtful accounts, impairment charges of long-lived assets, deferred tax assets, valuation of investments in affiliates and revenue recognition.

The financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal course of business.

As discussed in Note 2, on July 7, 2003, UPC Polska filed a petition for relief under Chapter 11 of the Bankruptcy Code and UPC Polska filed a Plan of Reorganization with the Bankruptcy Court. The Plan was consummated and became effective on February 18, 2004. In connection with the Chapter 11 proceedings, UPC Polska was required to prepare its consolidated financial statements in accordance with SOP 90-7. As required by SOP 90-7, pre-petition liabilities that were subject to compromise were adjusted to amounts allowed as claims in the Chapter 11 Case and segregated in UPC Polska’s balance sheet as of December 31, 2003, as “Liabilities subject to compromise”. Furthermore, in accordance with SOP 90-7, interest expense for the period from the Petition Date to February 18, 2004, has been reported only to the extent that it was paid during the bankruptcy proceedings or to the extent that it was an allowed claim. In addition, revenues, expenses, realized gains and losses, and provisions for losses resulting from the restructuring have been reported separately as “Reorganization items” in the statements of operations. Based on the Plan, upon the Company’s emergence from the Chapter 11 Case, the Company was not required to adopt the fresh-start reporting provisions of SOP 90-7, because it did not experience a change of control.

Certain amounts have been reclassified in the corresponding period’s unaudited consolidated financial statements to conform to the unaudited consolidated financial statement presentation for the three months ended March 31, 2004.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of UPC Polska, LLC and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

UPC POLSKA, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

4.    INTANGIBLE ASSETS

As of March 31, 2004, the Company’s intangible assets consisted of software licenses amortized on a straight-line basis over the period of two to five years. As of March 31, 2004, the gross carrying value and accumulated amortization of those intangible assets amounted to approximately $4.4 million and $3.9 million, respectively.

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The balances of accounts payable and accrued expenses as of March 31, 2004 and December 31, 2003 are analyzed as follows:

	March 31, 2004	December 31, 2003
	(stated in thousands of U.S. Dollars)
Accounts Payable	9,652	7,919
Taxes Payable	6,951	6,467
Accrued Professional Fees	1,502	5,582
Accrued Programming Fees	3,560	3,108
Accrued Compensation Expense	1,904	2,042
Other	3,701	3,069
	27,270	28,187

6.    NOTES PAYABLE

NEW SENIOR NOTES

As discussed in Note 2, on February 18, 2004, in connection with the consummation of the Plan, UPC Polska issued $105,395,000 aggregate principal amount of its New Senior Notes, of which $3,694,000 was issued to UPC Telecom. The New Senior Notes are senior unsecured obligations. The New Senior Notes accrue interest at the rate of 9% per annum, payable in cash semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2004. The New Senior Notes will mature on March 31, 2007.

As of March 31, 2004, the carrying value of the New Senior Notes approximated their fair value.

The Company has the right to redeem the New Senior Notes, in whole or in part, at any time prior to their maturity upon payment of the outstanding principal amount of the New Senior Notes to be redeemed, together with any accrued and unpaid interest thereon to the redemption date. The Company may elect to redeem the New Senior Notes, in whole or in part, prior to maturity, although it has no obligation to do so. In addition, the Company may be required to redeem the New Senior Notes, upon request of the holders thereof, if a change of control of the Company occurs, or the Company enters into certain transactions.

UPC POLSKA, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

6.    NOTES PAYABLE (Continued)

Pursuant to the indenture governing the New Senior Notes, the Company and its affiliates are subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters:

—    limitations on indebtedness;

—    limitations on restricted payments;

—    limitations on issuances and sales of capital stock of restricted subsidiaries;

—    limitations on transactions with affiliates;

—    limitations on liens;

—    limitations on guarantees of indebtedness by subsidiaries;

—    purchase of the notes upon a change of control;

—    limitations on sale of assets;

—    limitations on dividends and other payment restrictions affecting restricted subsidiaries;

—    limitations on investments in unrestricted subsidiaries;

—    limitations on lines of business; and

—    provision of financial statements and reports.

INTEREST EXPENSE

During the period from February 18, 2004 (the issuance date) to March 31, 2004, the Company incurred interest expense on its New Senior Notes in the amount of $1,117,000, of which $39,000 was accrued on the New Senior Notes issued to UPC Telecom (Note 7).

7.    RELATED PARTY TRANSACTIONS

During the ordinary course of business, the Company enters into transactions with related parties. The principal related party transactions are described below.

IT AND OTHER REVENUE

The Company has provided certain IT services relating to the subscriber management system to other Central European affiliates of UPC. The total revenue from these services amounted to $120,000 for the three months ended March 31, 2004, as compared to $117,000 for the three months ended March 31, 2003.

Commencing March 2003, the Company has provided certain marketing services related to internet market research to an affiliate of UPC. The total revenue from these services amounted to $36,000 for the three months ended March 31, 2004, as compared to $39,000 for the three months ended March 31, 2003.

UPC POLSKA, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

7.    RELATED PARTY TRANSACTIONS (Continued)

DIRECT OPERATING EXPENSES

Certain of the Company’s affiliates have provided programming included in the Company’s basic cable television package. The Company incurred programming fees from UGC Europe and its subsidiaries of $608,000 for the three months ended March 31, 2004, as compared to $614,000 for the three months ended March 31, 2003.

In addition, the Company acquires programming from affiliates of Liberty other than UGC Europe and its subsidiaries. The Company incurred programming fees from such affiliates of $681,000 for the three months ended March 31, 2004, pursuant to agreements entered into by the Company prior to becoming a related party with those programming providers.

The Company also receives Canal+ Multiplex programming from Telewizyjna Korporacja Partycypacyjna S.A. (“TKP”). The total cost related to this service amounted to $226,000 for the three months ended March 31, 2004, as compared to $198,000 for the three months ended March 31, 2003.

The Company has incurred direct costs related to internet services from its affiliates amounting to $773,000 for the three months ended March 31, 2004, as compared to $523,000 for the three months ended March 31, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

UPC and its affiliates provide the Company with services such as legal services, negotiation of contracts with programmers, financial reporting assistance, investor relations, corporate communications, information technology, equipment procurement and facilities. UPC allocates to the Company a proportionate share of such costs for these services based on the Company’s revenues. During the three months ended March 31, 2004, UPC charged the Company $1,383,000, as compared to $663,000 for the three months ended March 31, 2003, for those services. The above charges are shown as a component of selling, general and administration expenses in the consolidated statements of operations.

NOTES PAYABLE TO UPC AND ITS AFFILATES

As discussed in Note 2, notes payable and accrued interest to UPC and its affiliates were subject to compromise under the Company’s Chapter 11 proceedings and, pursuant to the Plan, those notes payable and accrued interest were discharged on February 18, 2004.

As discussed in Note 2, in accordance with SOP 90-7, interest expense on liabilities subject to compromise was reported only to the extent that it was paid during the bankruptcy proceedings or that it was an allowed claim. No interest expense on the notes payable to UPC and its affiliates (including UPC Polska Notes held by those parties) for the period from January 1, 2004 to February 18, 2004, was allowed as a claim. The contractual interest expense on these loans (excluding contractual interest expense of $1,527,000 under UPC Polska Notes held by those parties) for the period from January 1, 2004 to February 18, 2004 was $6,122,000.

UPC POLSKA, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

7.    RELATED PARTY TRANSACTIONS (Continued)

The interest expense incurred by the Company in relation to the notes payable to UPC Telecom and its affiliate for the three months ended March 31, 2003 amounted to $11,244,000.

REIMBURSEMENT OF CHAPTER 11 RELATED FEES AND EXPENSES

In accordance with the provisions contained in the Plan, UPC Telecom and Belmarken Holding B.V. (collectively “UPC Entities”) are entitled to receive compensation for reasonable fees and expenses for services of financial advisors and legal services of attorneys for UPC Entities in connection with the Chapter 11 proceedings of UPC Polska.

During the three months ended March 31, 2004, the Company recognized expenses for such fees in the amount of $3,408,000, included in reorganization items in the Company’s statement of operations.

NEW SENIOR NOTES ISSUED TO AND AMOUNT RECEIVABLE FROM UPC TELECOM

As discussed in Note 2, upon consummation of the Plan, the aggregate principal amount of $3,694,000 of the New Senior Notes, which pursuant to the Plan was receivable by HBO parties, was issued to UPC Telecom on account of such parties. Furthermore, as also discussed in Note 2, the Company recognized $649,000 as receivable from UPC Telecom for the excess of the aggregate principal amount of New Senior Notes received by UPC Telecom relating to the HBO Settlement over cash consideration paid by UPC Telecom to the HBO parties relating to the HBO Settlement.

The interest expense incurred on the New Senior Notes issued to UPC Telecom for the period from February 18, 2004 (the issuance date) to March 31, 2004 amounted to $39,000.

8.    COMMITMENTS AND CONTINGENCIES

The following table presents the Company’s minimum future commitments under the contractual terms of its programming, lease contracts and contingent liabilities related to assumed programming contracts as of March 31, 2004:

	2004	2005	2006	2007	2008	2009 and thereafter	Total
	(in thousands)
Building	$2,202	$1,825	$823	$155	$—	$—	$5,005
Conduit	1,003	—	—	—	—	—	1,003
Vehicle	13	8	—	—	—	—	21
Programming	838	1,154	1,087	1,103	1,103	18,354	23,639
Other	199	32	2	—	—	—	233
Headend	27	1	—	—	—	—	28
Total	$4,282	$3,020	$1,912	$1,258	$1,103	$18,354	$29,929
Assumed contracts	$6,220	$5,029	$—	$—	$—	$—	$11,249

UPC POLSKA, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

8.    COMMITMENTS AND CONTINGENCIES (Continued)

The Company does not carry the amount of these contingent obligations in its financial statements. There are no recourse provisions relating to any of the contingent obligations that would enable the Company to recover from third parties any amounts it may be required to pay on the contingent obligations.

As of March 31, 2004, the Company has the following commitments and contingencies:

BUILDING LEASES

The Company leases several offices and warehouses within Poland under cancelable operating leases. The future non-cancelable lease payments as of March 31, 2004 amounted to approximately $5,005,000 including $2,202,000 payable in 2004.

CONDUIT LEASES

The Company leases space within various telephone duct systems from the Polish National Telephone Company (“TPSA”) under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company’s contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months notice without cause. All of the agreements provide that TPSA is the manager of the telephone duct system and will lease space within the ducts to the Company for installation of cable and equipment for the cable television systems. The lease agreements provide for monthly lease payments that are adjusted quarterly or annually, except for the Gdansk lease agreement which provides for an annual adjustment after the sixth year and then remains fixed through the tenth year of the lease. The Company, under the umbrella of the Polish Cable Association, is engaged in negotiations with TPSA over the new terms of the duct rental contracts.

Minimum future lease commitments for the aforementioned conduit leases relate to 2004 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximate $1,003,000 as of March 31, 2004.

PROGRAMMING COMMITMENTS

The Company has entered into long-term programming agreements with a number of third party and affiliated content providers for its cable systems. The agreements have terms that range from one to twenty years and require that the license fees be paid either at a fixed amount (guaranteed minimum) payable at the time of execution or based upon an actual number of subscribers connected to the system each month. As of March 31, 2004, the Company had an aggregate minimum commitment in relation to fixed obligations resulting from these agreements of approximately $23,639,000 over the next sixteen years, approximating $838,000 in 2004, $1,154,000 in 2005, $1,087,000 in 2006, $1,103,000 in 2007, $1,103,000 in 2008 and $18,354,000 in 2009 and thereafter. In addition, the Company has a variable obligation in relation to these agreements, which is based on the actual number of subscribers in the month for which the fee is due.

UPC POLSKA, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

8.    COMMITMENTS AND CONTINGENCIES (Continued)

In connection with the transaction in which the Company acquired its interest in TKP, TKP assumed the programming rights and obligations directly related to the Company’s D-DTH business and assumed the Company’s guarantees relating to the Company’s D-DTH business. Pursuant to the agreements entered into with respect to that transaction, the Company remains contingently liable for the performance under the assigned contracts. As of March 31, 2004, management estimates its potential exposure under these assigned contracts to be approximately $11,249,000.

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

As discussed above in the “Programming Commitments” section of this note, the Company is liable on certain programming contracts relating to the contributed assets, the benefits of which were transferred or made available to TKP by the Company. To the extent the Company has not been released from these contracts, it will be liable for performance in the event TKP fails to perform. The Company estimates its maximum potential liability on these contracts to be approximately $11.2 million.

The Company is liable for collection of a specific receivable taken over by TKP. The Company is required to compensate to TKP any shortfall if the collected amount on this receivable is less than PLN 2.9 million (approximately $0.7 million as of March 31, 2004).

The Company has not recorded the amount of any of the contingent obligations discussed above in its financial statements. There are no recourse provisions relating to any of the contingent obligations that would enable the Company to recover from third parties any amounts it is required to pay on the contingent obligations.

REGULATORY FRAMEWORK

The Company is in possession of all valid telecommunication permits, a considerable number of which were issued in 2001 for a 10 year period. If there is a necessity of renewal, the Company applies to the Chairman of the Office for Telecommunications and Post Regulation (“URTiP”). Historically, the Company has not experienced difficulties in obtaining such renewals and believes it will continue to receive such renewals in the normal course of business.

UPC POLSKA, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

8.    COMMITMENTS AND CONTINGENCIES (Continued)

On January 1, 2003, the amendment to the Copyright Act came into force and removed a statutory license. To that date, the statutory license had been used by all cable operators in Poland to retransmit domestic and foreign FTA channels without formal agreements with the broadcasters, primarily Polish channels (TVP, Polsat, TVN) and a number of foreign FTAs (e.g. German channels). The removal of the statutory license resulted in the obligation for cable operators to enter into formal agreements with all broadcaster and copyright associations by January 1, 2003. Temporary permission for transmission from key Polish FTAs - TVP (TVP1, TVP2, TVP3, TV Polonia), TVN (TVN, TVN7) and Polsat (Polsat, Polsat 2, TV4) - was granted to Polish Cable Association members, including a subsidiary of the Company, just before January 1, 2003. In October 2003, a further amendment of the Copyright Act was enacted to restore the statutory license for cable operators to use the content of various providers, although they will still be obliged to pay license fees to such FTAs in an unspecified amount. This authorization was valid until Poland’s accession to European Union and the Company concluded license agreements with a number of the broadcasters. The agreements with the other broadcasters are still under negotiation. Furthermore, the temporary permissions for transmission granted by the key Polish FTAs to the cable operators (described above) are still effective.

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

On September 19, 2003, the Company (as a member of the Polish Cable Association) acceded to the agreement concluded between the Polish Cable Association and the Polish Filmmakers’ Association (SFP), which represents about 70% of copyright holders in Poland. Based on this agreement, the Company

UPC POLSKA, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

8.    COMMITMENTS AND CONTINGENCIES (Continued)

pays to SFP an advance payment at the rate of 0.765% of net revenue from subscription fees for retransmission of radio and television programs. The obligation of advance payment will expire at the date of conclusion of a long form agreement or after a six month-period, whichever occurs first. The agreement expired in January 2004 and the new long form agreement is currently under negotiation.

After January 1, 2003, certain other Polish copyright associations approached the Company demanding the negotiation of separate license agreements and payment of additional license fees. The Company has not entered into licensing agreements with these associations.

On April 2, 2004, a further amendment of the Polish Broadcasting Act was enacted and came into force on May 1, 2004. The amendment of the Broadcasting Act was enacted in connection with the harmonization of Polish law with the standards and legislation of the European Union. The related changes to the Polish Broadcasting Act include abolition of certain capital limits with respect to broadcasting licenses. Effective May 1, 2004, broadcasting licenses may be granted to a foreign person or a subsidiary (within the meaning of the Polish Commercial and Partnership Code) of a foreign person, whose seat or place of residence is within a territory of a member-state of the European Economic Area. In case of other companies with foreign participation, broadcasting licenses may be granted to such companies only if the share of foreign persons in the share capital of such companies does not exceed 49% or upon compliance with certain requirements relating to composition of the management board of such companies as well as with restrictions on voting rights held by foreign persons at the general meeting of shareholders of such companies.

On March 26, 2004 the legislation process for a new Value Added Tax (“VAT”) Act was completed and most of the provisions of that act came into force on May 1, 2004. Under those provisions, cable television services are subject to a reduced VAT rate of 7% (as opposed to a basic VAT rate of 22% prior to May 1, 2004) and Internet services provided to residential customers are exempt from VAT, whereas the Internet services provided to business customers are subject to a basic VAT rate of 22% (as opposed to a reduced VAT rate of 7% for both residential and business customers prior to May 1, 2004). Furthermore, input VAT that is attributable (directly or through revenue based apportionment) to the activities exempt from the value added tax, cannot be offset against the output VAT or otherwise recovered and will increase the cost of the underlying materials or services.

LITIGATION AND CLAIMS

From time to time, the Company is subject to various claims and suits arising out of the ordinary course of business. While the ultimate result of all such matters is not presently determinable, based upon current knowledge and facts, management does not expect that their resolution will have a material adverse effect on the Company’s consolidated financial position or results of operations.

HBO ARBITRATION

The Company was involved in a dispute with HBO Communications (UK) Ltd., Polska Programming B.V. and HBO Poland Partners (collectively “HBO”) concerning its cable carriage agreement (“Cable Agreement”) and its D-DTH carriage agreement (“D-DTH Agreement”) for the HBO premium movie

UPC POLSKA, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

8.    COMMITMENTS AND CONTINGENCIES (Continued)

channel. As discussed in Note 2 “Reorganization under Bankruptcy Code”, in February 2004 the matter was settled for consideration of $6.0 million.

ZASP (COPYRIGHTS COLLECTIVE ASSOCIATION)

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

On January 17, 2003, the Appeals Court rejected the Company’s appeal and supported the order of the District Court. The Company has not yet received a written Court Statement. The case commenced in the District Court and the Company is planning further legal action to dismiss the ZASP claim. On January 23, 2003, the Company brought an additional letter to the District Court requesting it to reject the ZASP claim as inadmissible in the civil court jurisdiction in which it was filed. On July 2, 2003, the first hearing took place, during which ZASP asserted the value of its claim as approximately $750,000. On July 31, 2003, the Company received the District Court’s verdict (issued during closed session) refusing to dismiss the ZASP suit based on lack of civil court jurisdiction. In reaction, the Company delivered an appeal to the Appeals Court on August 7, 2003.

On December 30, 2003, the Appeals Court dismissed the Company’s appeal of the District Court’s decision. The case is pending. The next hearing date has not been scheduled by the Appeals Court yet. The Company intends to defend itself vigorously against the claim. However, the Company is unable to predict the final outcome of the case.

ZAIKS (AUTHORS’ ASSOCIATION)

On January 9, 2004, ZAIKS brought a claim in the District Court of Warsaw against a subsidiary of the Company, notification of which was received by the Company on March 18, 2004. The suit is similar to some 60 other cases brought by ZAIKS against other cable operators and concerns payments of approximately $1.6 million, excluding statutory interest claimed by ZAIKS, of copyright fees for the period from May 2003 to December 2003. According to the claim, such fees are due for  using artistic works protected by ZAIKS in cable TV transmission. The Company intends to defend itself vigorously against the claim. However, the Company is unable to predict the final outcome of the case.

DIVIDEND RESTRICTIONS

The Company’s Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish Accounting Principles. As of December 31, 2003, the Company’s Polish subsidiaries have no profit available for distribution as dividends.

UPC POLSKA, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

9.    SEGMENT INFORMATION

Since January 1, 2002, the Company has operated with only one segment, its cable operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information concerning the results of operations and financial condition of UPC Polska, LLC (“UPC Polska”) and its subsidiaries (collectively, the “Company”). Such discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of the Company’s 2003 Annual Report on Form 10-K. The following discussion focuses on material trends, risks and uncertainties affecting the results of operations and financial condition of the Company.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect the Company’s current expectations concerning future results and events. The words “believes”, “expects”, “intends”, “plans”, “anticipates”, “likely”, “will”, “may”, “shall” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

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

•       risks relating to future relations with the Polish National Telephone Company (“TPSA”);

•       business changes, including changes in technology and programming changes, especially those related to free to air programming;

•       competitive pressures from other companies in the same or similar lines of business as the Company;

•       the Company’s inability to comply with government regulations;

•       the overall market acceptance of the Company’s products and services, including acceptance of the pricing of those products and services;

•       foreign exchange rate fluctuations;

•       the failure of Telewizyjna Korporacja Partycypacyjna S.A. (“TKP”) to satisfy contractual obligations owed to or on behalf of the Company arising out of the Company’s transaction with Group Canal+ S.A. (“Canal+”) and the Company’s limited ability to liquidate its investment in TKP;

•       changes to VAT law on entry to the EU;

•       the ramifications of the reorganization;

•       the ability to fund, develop and execute the business plan of the Company;

•       potential adverse developments with respect to the Company’s liquidity or results of operations; and

•       future financial performance of the Company, including availability, terms and deployment of capital.

REORGANIZATION UNDER BANKRUPTCY CODE

On July 7, 2003 (the “Petition Date”), UPC Polska filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and subsequently filed a pre-negotiated plan of reorganization, which was later amended (the “Plan”) and took other actions with respect to its liabilities. On January 22, 2004, the Bankruptcy Court confirmed the Plan. The Plan was consummated and became effective on February 18, 2004. UPC Polska’s filing under Chapter 11 resulted in, among other things, a decrease in its interest expense and liabilities in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. These effects are expected to continue in the future. For more information about the Plan and restructuring of the Company, see Note 2 “Reorganization under Bankruptcy Code” in the notes to the condensed consolidated financial statements contained in Item 1 “Financial Statements” in Part I of this Quarterly Report on Form 10-Q and the Company’s current report on Form 8-K, dated December 22, 2003, which includes the Plan as an exhibit.

OVERVIEW

The Company operates the largest cable television system in Poland with approximately 1,876,000 homes passed as of March 31, 2004. As of March 31, 2004, the Company had approximately 987,000 total cable television subscribers. Furthermore, as of that date, approximately 34,000 of the Company’s customers received internet services. The Company’s overall revenue has increased $2.7 million or 13.0% from $20.8 million for the three months ended March 31, 2003 to $23.5 million for the three months ended March 31, 2004.

The Company’s principal objective under its revised business strategy is to continually increase the operational cash flows from its cable business. The Company also intends to continually increase the operational cash flow from the business through limited, but well-focused additional investment. It will focus on continuing to enhance its position as the leading provider of cable television in Poland and on providing internet access services to its subscribers.

Management of the Company believes that significant opportunities exist for cable television providers capable of delivering high quality, Polish language programming on a multi-channel basis and other services on cable (i.e. data and voice transmission). As such, the Company’s current focus is on its cable television market.

The Company’s business strategy is designed to increase its average revenue per subscriber and also, although to a lesser extent, to increase its subscriber base.

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

•       improving the effectiveness of the Company’s sales and marketing efforts;

•       reducing churn (customer disconnects); and

•       increasing rates aggressively on the Company’s broadcast package.

The Company also intends to continue to increase the effectiveness of its operations and reduce its expenses by further:

•       enhancing internal controls;

•       improving debt collection activities;

•       improving corporate decision-making processes; and

•       reorganizing the Company so as to simplify its legal and operational structure.

The Company’s revenues have been and will continue to be derived primarily from monthly subscription fees for its cable television and internet services. For the three months ended March 31, 2004, approximately 97.9% of the Company’s revenue was derived from monthly subscription fees. For the three months ended March 31, 2003, 96.9% of the Company’s revenue was derived from monthly subscription fees.

The Company charges its cable television subscribers fixed monthly fees for their choice of service packages and for other services, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable television service. At March 31, 2004, approximately 63.9% of the Company’s subscribers received its basic package.

For an additional monthly charge, certain of the Company’s cable networks have offered two premium television services, HBO Poland and Canal+ Multiplex. In February 2002, the Company began distribution of Canal+ Multiplex, a Polish-language premium package of three movie, sport and general entertainment channels, through its network on terms set forth in the agreement with Canal+ governing the Company’s investment in TKP. The Company and TKP are negotiating a definitive long-form channel carriage agreement for carriage of Canal+ Multiplex. Starting from December 2002, the Company introduced the HBO 2 channel to most of its cable networks. The Company also offers HBO Poland channels and Canal+ Multiplex as one package.

The Company also provides internet services under the brand “chello” to its customers. The Company is currently expanding its internet ready network in Warsaw, Krakow, Gdansk and Katowice. Furthermore, the Company launched its internet service in Lublin in April 2004 and is planning to begin providing internet services in certain other areas later in 2004.

The Company’s pricing strategy is focused on maintaining cable basic subscribers, aggressively raising rates on low-priced services (such as broadcast package) and generating incremental revenue from additional services offered to basic cable customers such as internet services and premium channels.

The Company divides operating expenses into:

•       direct operating expenses,

•       selling, general and administrative expenses,  and

•       depreciation and amortization expenses.

During the three months ended March 31, 2004, direct operating expenses consisted of programming expenses, maintenance and related expenses necessary to service, maintain and operate the Company’s cable systems, billing and collection expenses and customer service expenses. Selling, general and administrative expenses consisted principally of administrative costs, including office related expenses, professional fees and salaries, wages and benefits of non-technical employees, advertising and marketing expenses, bank fees and bad debt expense. Depreciation and amortization expenses consisted of depreciation of property, plant and equipment and amortization of intangible assets.

RESULTS OF OPERATIONS

Since January 1, 2002, the Company has operated only one segment—its cable operations.

	Three months ended March 31,
	2004	2003	Increase / (Decrease)
	(stated in millions of U.S. Dollars)
Revenue	23.5	20.8	2.7	13.0%
Direct Operating Expenses	(10.5)	(10.8)	(0.3)	(2.8)%
Selling, General and Administrative Expenses	(6.2)	(5.4)	0.8	14.8%
Depreciation and Amortization	(6.8)	(7.1)	(0.3)	(4.2)%
Operating Loss	—	(2.5)	(2.5)	(100.0)%
Interest and Investment Income	0.1	2.7	(2.6)	(96.3)%
Interest Expense, Third Party	(1.1)	(15.7)	(14.6)	(93.0)%
Interest Expense Charged by Related Parties	—	(11.2)	(11.2)	(100.0)%
Foreign Exchange Loss, Net	(3.4)	(4.6)	(1.2)	(26.1)%
Gain on Extinguishment of Third Party Liabilities	192.0	—	192.0	n/a
Reorganization Items	(5.7)	—	(5.7)	n/a
Income Tax Expense	—	(0.1)	(0.1)	(100.0)%
Net Income/ (Loss)	181.8	(30.8)	212.6	n/a

REVENUE.   Revenue increased $2.7 million, or 13.0%, from $20.8 million in the three months ended March 31, 2003 to $23.5 million in the three months ended March 31, 2004. This increase was attributable to a number of factors. Revenue from internet subscriptions increased from $1.4 million for the three months ended March 31, 2003 to $2.8 million for the three months ended March 31, 2004, primarily as a result of an increase in the number of customers receiving internet services over that period. Also, cable television revenue increased from $19.2 million for the three months ended March 31, 2003 to $20.5 million for the three months ended March 31, 2004. This increase is attributable primarily to a rate increase in the second quarter of 2003.

During the three months ended March 31, 2004, the Company generated approximately $1.3 million of premium subscription revenue as compared to $1.2 million for the three months ended March 31, 2003.

Revenue from installation fees amounted to $132,000 for the three months ended March 31, 2004 as compared to $133,000 for the three months ended March 31, 2003.

DIRECT OPERATING EXPENSES.   Direct operating expenses decreased $0.3 million, or 2.8%, from $10.8 million for the three months ended March 31, 2003 to $10.5 million for the three months ended March 31, 2004, mainly as a result of a decrease of cable television programming expenses, partially offset by a volume related increase in direct internet expenses.

Direct operating expenses decreased from 51.9% of revenues for the three months ended March 31, 2003 to 44.7% of revenues for the three months ended March 31, 2004. The decreases in direct expenses as a percentage of revenues in such periods occurred primarily as a result of the increases in revenues during such periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and administrative expenses increased $0.8 million, or 14.8%, from $5.4 million for the three months ended March 31, 2003 to $6.2 million for the three months ended March 31, 2004. This increase is attributable primarily to an increase in expenses charged by UPC affiliates. As described in Note 7 “Related Party Transactions” in the notes to the condensed consolidated financial statements contained in Item 1 “Financial Statements” in Part I of this Quarterly Report on Form 10-Q, UPC Polska is allocated a proportionate share of costs of certain services of UPC affiliates based on the Company’s revenues.

As a percentage of revenue, selling, general and administrative expenses increased from 26.0% for the three months ended March 31, 2003 to approximately 26.4% for the three months ended March 31, 2004. The changes in selling, general and administrative expenses as a percentage of revenues in such periods occurred primarily as a result of factors described above, partially offset by the increase in revenues during such periods.

DEPRECIATION AND AMORTIZATION.   Depreciation and amortization expense decreased $0.3 million, or 4.2%, from $7.1 million for the three months ended March 31, 2003 to $6.8 million for the three months ended March 31, 2004. Depreciation and amortization expense as a percentage of revenues decreased from 34.1% for the three months ended March 31, 2003 to 28.9% for the three months ended March 31, 2004, primarily as a result of the increase in revenues during the three months ended March 31, 2004 as compared to the respective period in 2003.

OPERATING LOSS.   Each of the factors discussed above contributed to operating loss of $14,000 for the three months ended March 31, 2004, as compared to operating loss of $2.5 million for the three months ended March 31, 2003.

The composition of customers receiving basic, intermediate and premium or internet services influences the Company’s operating margin in the following ways:

•       The average price charged to customers receiving each of the services is different, influencing the Company’s total revenue.

•       Programming expenses are incurred generally only in relation to the provision of basic and premium service. Due to certain channels being charged to the Company on a fixed fee basis (minimum guarantee), the Company’s operating margin is adversely affected when the actual number of subscribers is lower than the guaranteed level of subscribers under certain of the Company’s programming agreements. During the three months ended March 31, 2004, the actual number of subscribers was in excess of such guaranteed levels of subscribers.

•       Intermediate service generally does not require programming charges (mainly “free to air” channels are provided under this service). Fees for intermediate service are significantly lower than basic service (on average fees generated from the Company’s intermediate service are approximately 35.6% of those generated from basic service).

•       Premium service is available only to those subscribers who already receive basic service. Therefore, as an additional product to an existing customer, the Company’s premium service generates additional revenues but with lower additional margins.

•       The internet service is subject to direct expenses of approximately 27.3% of revenue from the provision of internet access services and therefore contributes positively to the operating margins of the Company.

INTEREST AND INVESTMENT INCOME.   Interest and investment income amounted to $0.1 million and $2.7 million for the three months ended March 31, 2004 and 2003, respectively. The interest and investment income for the three months ended March 31, 2003 included interest of $2.3 million received from TKP on a loan, which was repaid by TKP during that period. Accordingly, the interest and investment income for the three months ended March 31, 2004 includes only interest on bank deposits.

INTEREST EXPENSE, THIRD PARTY.   Interest expense decreased $14.6 million, or 93.0%, from $15.7 million for the three months ended March 31, 2003 to $1.1 million for the three months ended March 31, 2004. This decrease is principally due to the fact that, in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), issued by the American Institute of Certified Public Accountants, no interest has accrued or been recorded on the Company’s debt subject to compromise during the period from January 1, 2004 to February 18, 2004, whereas for the same period the contractual interest expense on third party indebtedness subject to compromise amounted to $9.1 million. Furthermore, as described in the Liquidity and Capital Resources section below, following consummation of the Plan on February 18, 2004, the Company’s interest expense was significantly reduced. The interest expense accrued on the Company’s third party indebtedness for the period from February 18, 2004 to March 31, 2004 amounted to $1.1 million.

INTEREST EXPENSE CHARGED BY UPC AND ITS AFFILIATES.   Interest expense decreased $11.2 million, or 100.0%, from $11.2 million for the three months ended March 31, 2003 to $39,000 for the three months ended March 31, 2004. This decrease is principally due to the fact that, in accordance with SOP 90-7, no interest has accrued or been recorded on the Company’s debt subject to compromise during the period from January 1, 2004 to February 18, 2004, whereas for the same period the contractual interest expense on the loans payable to UPC and its affiliates amounted to $6.1 million. Furthermore, as described in the Liquidity and Capital Resources section below, following consummation of the Plan on February 18, 2004, the Company’s interest expense was significantly reduced. The interest expense accrued on the Company’s indebtedness held by UPC and its affiliates for the period from February 18, 2004 to March 31, 2004 amounted to $39,000.

FOREIGN EXCHANGE LOSS, NET.   For the three months ended March 31, 2004, foreign exchange loss amounted to $3.4 million, as compared to the loss of $4.6 million for the three months ended March 31, 2003. The decrease in foreign exchange loss for the three months ended March 31, 2004 as compared to the corresponding period of 2003 is due primarily to a more favorable exchange rate of the Polish zloty against the U.S. Dollar.

GAIN ON EXTINGUISHMENT OF THIRD PARTY LIABILITIES.   As discussed in Note 2 “Reorganization under Bankruptcy Code” in the notes to the condensed consolidated financial statements contained in Item 1 “Financial Statements” in Part I of this Quarterly Report on Form 10-Q, upon consummation of the Plan on February 18, 2004, the Company recognized a gain of $192.0 million on the extinguishment of third party liabilities that were subject to compromise under the Company’s Chapter 11 proceedings.

REORGANIZATION ITEMS.   In accordance with SOP 90-7, revenues, expenses and realized gains and losses resulting from the restructuring have to be reported separately as “Reorganization items” in the statements of operations. For the three months ended March 31, 2004, the reorganization items amounted to $5.7 million and consist of professional expenses resulting from the restructuring.

INCOME TAX EXPENSE.   The Company did not incur any income taxes for the three months ended March 31, 2004, as compared to income tax expense of $54,000 for the three months ended March 31, 2003.

NET INCOME/LOSS.   Net income/loss changed from a loss of $30.8 million for the three months ended March 31, 2003 to income of $181.8 million for the three months ended March 31, 2004, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

In 2003, the Company took action to restructure its balance sheet through a pre-negotiated plan of reorganization under Chapter 11 of the Bankruptcy Code. The restructuring was completed on February 18, 2004. The Company believes the restructuring has significantly improved its financial condition and liquidity.

On December 31, 2003, the Company had, on a consolidated basis, approximately $945.2 million aggregate principal amount of indebtedness outstanding, of which $481.7 million (including capitalized or accrued interest of $141.2 million) was owed to UPC and its affiliates (excluding approximately $78.0 million of amounts owing under UPC Polska’s 14 1/2% Senior Discount Notes due 2008 and 14 1/2% Senior Discount Notes due 2009 held by those parties). As a result of the consummation of the Plan on February 18, 2004, the above indebtedness of the Company as well as approximately $18.7 million of other liabilities subject to compromise, have been discharged in exchange for equity in the Company, equity securities of UnitedGlobalCom, Inc. (“UGC”), $105.4 million of new long-term indebtedness of the Company and $99.3 million of cash. For more information about the restructuring of the Company, see Note 2 “Reorganization under Bankruptcy Code” in the notes to the condensed consolidated financial statements contained in Item 1 “Financial Statements” in Part I of this Quarterly Report on Form 10-Q.

Following consummation of the Plan, the Company’s only indebtedness outstanding as of March 31, 2004 was its 9.0% UPC Polska Notes due 2007 (the “New Senior Notes”) issued on February 18, 2004 as part of the consideration for the cancellation and discharge of liabilities subject to compromise. The New Senior Notes are senior unsecured obligations and accrue interest at the fixed rate of 9% per annum, payable in cash semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2004. The New Senior Notes will mature on March 31, 2007. The aggregate principal amount of New Senior Notes outstanding as of March 31, 2004 is approximately $105.4 million, excluding approximately $1.1 million of interest accrued on those notes. As of that date, the carrying value of the New Senior Notes approximated their fair value.

The Company has the right to redeem the New Senior Notes, in whole or in part, at any time prior to their maturity upon payment of the outstanding principal amount of the New Senior Notes to be redeemed, together with any accrued and unpaid interest thereon to the redemption date. The Company may elect to redeem the New Senior Notes, in whole or in part, prior to maturity, although it has no obligation to do so. In addition, the Company may be required to redeem the New Senior Notes, upon request of the holders thereof, if a change of control of the Company occurs, or the Company enters into certain transactions.

Pursuant to the indenture governing the New Senior Notes, the Company and its affiliates are subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters:

—    limitations on indebtedness;

—    limitations on restricted payments;

—             limitations on issuances and sales of capital stock of restricted subsidiaries;

—             limitations on transactions with affiliates;

—    limitations on liens;

—             limitations on guarantees of indebtedness by subsidiaries;

—             purchase of the notes upon a change of control;

—    limitations on sale of assets;

—             limitations on dividends and other payment restrictions affecting restricted subsidiaries;

—             limitations on investments in unrestricted subsidiaries;

—             limitations on lines of business; and

—             provision of financial statements and reports.

As a result of the consummation of the Plan, the Company’s cash interest expense was significantly reduced. Under the contractual terms of the UPC Polska 14 1/2% Senior Discount Notes due 2008, Series C Discount Notes due 2008 and 14 1/2% Senior Discount Notes due 2009 (collectively, the “UPC Polska Notes”) and the Company’s indebtedness to UPC and its affiliates, cash interest payments were to aggregate to the following approximate amounts:

	2004	2005	2006	2007	2008	2009 and thereafter	Total
	(stated in thousands of U.S. Dollars)
UPC Polska Notes	$50,837	$69,171	$69,171	$69,171	$69,171	$17,073	$344,594
Indebtedness to UPC and affiliates	$45,725	$45,600	$45,600	$44,596	$44,054	$25,397	$250,972

As a result of the restructuring, the Company’s cash interest payments on its long-term indebtedness aggregate to the following approximate amounts, on a contractual basis:

	2004	2005	2006	2007	Total
	(stated in thousands of U.S. Dollars)
New Senior Notes	$5,849	$9,486	$9,486	$4,743	$29,564

During the three months ended March 31, 2004, the Company met its cash requirements, including $99.3 million of cash used to consummate the Plan, primarily with cash flows from operations and cash on hand. Additionally, during the three months ended March 31, 2004, the Company received contribution of shares of common stock of UGC of $18.4 million, which, upon consummation of the Plan, were distributed to non-affiliated holders of the bankruptcy claims. Furthermore, upon consummation of the Plan, the Company realized a gain of $549.5 million on extinguishment of liabilities to UPC and its affiliates, which it accounted for as a capital contribution. The Company did not receive or recognize any other capital contributions in 2004.

The Company had positive cash flows from operating activities of $7.3 million for the three months ended March 31, 2004, compared to negative cash flows from operating activities of $10.1 million for the three months ended March 31, 2003. The improvement in cash flow from operating activities is primarily due to the release of restricted cash (deposited in December 2003 in an escrow account with respect to the HBO Settlement) of $6.0 million in the first quarter of 2004 partially offset by payments of $3.0 million for the HBO Settlement made during that quarter, as compared to cash of $16.4 million deposited on restricted accounts (primarily with respect to redemption of certain of the Company’s notes) in the first quarter of 2003. The improvement is also attributable to improved operating results in the first quarter of 2004 (operating loss of $14,000 ), as compared to the first quarter of 2003 (operating loss of $2.5 million). As of March 31, 2004, the Company had negative working capital of $23.3 million and a member’s deficit of $26.5 million.

Cash used for the purchase and build-out of the Company’s cable television networks and the purchase of other property, plant, and equipment was $1.7 million for the three months ended March 31, 2004 and $1.6 million for the three months ended March 31, 2003. The Company had unrestricted cash of $11.1 million deposited in bank accounts of the Company and its subsidiaries as of March 31, 2004.

In addition to the above described future payments related to the New Senior Notes (including $29.6 million of interest payments through March 31, 2007 and $105.4 million of aggregate principal amount payable at maturity), as of March 31, 2004, the Company was committed to pay at least $29.9 million in guaranteed payments (including payments for programming and rights) over the next sixteen years, of which at least approximately $4.3 million was committed through the end of 2004. Additionally, the Company has a variable obligation in relation to programming agreements, which is based on the actual number of subscribers in the month for which the fee is due. In connection with the disposition of the D-DTH business, TKP assumed the Company’s previous obligations under certain contracts. Pursuant to the definitive agreements governing the TKP transaction and the contracts, which TKP assumed, the Company remains contingently liable for performance under those contracts. As of March 31, 2004, management estimates the potential exposure for contingent liability on these assumed programming contracts to be approximately $11.2 million.

The following table presents the Company’s minimum future commitments under the contractual terms of its programming and lease contracts and contingent liabilities related to assumed programming contracts as of March 31, 2004:

	2004	2005	2006	2007	2008	2009 and thereafter	Total
	(in thousands)
Building	$2,202	$1,825	$823	$155	$—	$—	$5,005
Conduit	1,003	—	—	—	—	—	1,003
Vehicle	13	8	—	—	—	—	21
Programming	838	1,154	1,087	1,103	1,103	18,354	23,639
Other	199	32	2	—	—	—	233
Headend	27	1	—	—	—	—	28
Total	$4,282	$3,020	$1,912	$1,258	$1,103	$18,354	$29,929
Assumed contracts	$6,220	$5,029	$—	$—	$—	$—	$11,249

As a result of the consummation of the Plan on February 18, 2004, the Company’s balance sheet has been substantially reorganized. Following consummation of the Plan, the Company anticipates that the primary sources of capital used by the Company through 2005 will be cash on hand, cash flows from operations and improvements in working capital positions. The Company currently expects it will have access to funds required to refinance the New Senior Notes at or prior to maturity. The Company believes that, in the foreseeable future, its existing cash balances, working capital and operating cash flow will be sufficient to meet obligations as they become due. Should the Company’s operating results fall behind the Company’s current business plan, there is uncertainty as to whether the Company will have sufficient funds to meet its planned capital expenditures and/or any future debt commitments.

Several of the Company’s Polish subsidiaries have statutory shareholders’ equity less than the legally prescribed limits because of accumulated losses. As required by Polish law, the management of these companies will have to make decisions on how to increase the shareholders’ equity to be in compliance with the Polish Commercial Code. The Company is currently considering several alternatives, including the conversion of intercompany debt into equity, in order to resolve these deficiencies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is foreign exchange risk from fluctuations in the Polish zloty currency exchange rate. The Company’s revenues from subscribers are in Polish zloty, while some major cost components are denominated in foreign currencies. In particular, the Company’s programming commitments are denominated in US dollars or Euros. Also, the Company’s New Senior Notes are expressed in U.S. dollars.

The Company’s long-term debt bears interest at a fixed rate, and therefore the Company is neither materially benefited nor materially disadvantaged by variations in interest rates.

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

International operations constituted 100% of the Company’s consolidated operating loss for the three months ended March 31, 2004. Some of the Company’s operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars and Euros. By contrast, substantially all of the Company’s revenues are denominated in Polish zloty. Therefore, any devaluation of the Polish zloty against the U.S. dollar or Euro that the Company is unable to offset through price adjustments will require it to use a large portion of its revenue to service its U.S. dollar or Euro denominated obligations and contractual commitments.

The Company estimates that a further 10% change in foreign exchange rates would impact reported operating loss by approximately $0.6 million for the three months ended March 31, 2004. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar and Euro would result in a $0.6 million increase in the reported operating loss for the three months ended March 31, 2004. The Company believes that this quantitative measure has inherent limitations, because it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company’s financing or operating strategies.

The Company does not generally hedge currency translation risk. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, there is no assurance that it will be able to obtain hedging arrangements on commercially satisfactory terms.

Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the Polish zloty, but since 1999 the inflation has slowed. Inflation rates were approximately 7.3% in 1999, 10.1% in 2000, 5.5% in 2001, 1.9% in 2002 and approximately 0.8% in 2003. The rate of inflation for the three months ended March 31, 2004 was approximately 0.8%. The exchange rate for the Polish zloty against the U.S. dollar has stabilized and has been freely floating since 1999. For the years ended December 31, 2002 and 2003, the Polish zloty has appreciated against the U.S. dollar by approximately 3.7% and 2.6%, respectively. For the three months ended March 31, 2004, the Polish zloty has depreciated against the U.S. dollar by approximately 3.8%. For the three months ended March 31, 2003, the Polish zloty depreciated against the U.S. dollar by approximately 5.5%.

Inflation and currency exchange fluctuations may have a material adverse effect on the business, financial condition and results of operations of the Company.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management team continues to review the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)) and the effectiveness of those disclosure controls and procedures. As of March 31, 2004, the end of the period covered by this report on Form 10-Q, the Company carried out an evaluation, under the supervision of, and with the participation of, the Company’s management, including the President and the Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In designing and evaluating the disclosure controls and procedures, the Company and its management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the required evaluation, the President and Chief Executive Officer and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance of achieving the desired control objectives.

CHANGES IN INTERNAL CONTROLS

During the period covered by this report, there were no significant changes in the Company’s internal controls or in other factors which have materially affected, or are reasonably likely to affect, the Company’s internal controls, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or taken.

PART II    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is subject to various claims and suits arising out of the ordinary course of business. While the ultimate result of all such matters is not presently determinable, based upon current knowledge and facts, management does not expect that their resolution will have a material adverse effect on the Company’s consolidated financial position or results of operations.

For information regarding developments in certain legal proceedings to which the Company or any of its subsidiaries is a party, see Note 8 to the Company’s condensed consolidated financial statements contained in Item 1 “Financial Statements” in Part I of this Quarterly Report on Form 10-Q.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the consummation of the Plan effective February 18, 2004, all existing third party indebtedness of the Company was cancelled, and the Company issued $105,395,000 aggregate principal amount of its New Senior Notes, of which $3,694,000 was issued to UPC Telecom. The New Senior Notes are senior unsecured obligations. The New Senior Notes accrue interest at the rate of 9% per annum, payable in cash semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2004. The New Senior Notes will mature on March 31, 2007. Pursuant to the indenture governing the New Senior Notes, the Company and its affiliates are subject to certain restrictions and covenants as discussed in Note 6 to the Company’s condensed consolidated financial statements contained in Item 1 “Financial Statements” in Part I of this Quarterly Report on Form 10-Q.

Also in connection with the consummation of the Plan effective February 18, 2004, all existing equity of the Company was cancelled, and the Company issued new membership interest units denominated as common stock to UPC Telecom. The Company received and distributed shares of common stock of UGC in an aggregate amount of $18.4 million based on the per share closing price of UGC common stock as reported on NASDAQ on February 18, 2004, to the third-party creditors. The Company accounted for receipt of the shares of common stock of UGC as a capital contribution.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

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

Items 3, 5 & 7—Announcement of certain items relating to the confirmation of the Second Amended Plan of Reorganization dated December 17, 2003 (the “Plan”) filed with the United States Bankruptcy Court for the Southern District of New York in connection with the UPC Polska, LLC’s pending case under Chapter 11 of the United States Bankruptcy Code.

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

UPC POLSKA, LLC
DATE: May 7, 2004	By:	/s/ SIMON BOYD
Simon Boyd President and Chief Executive Officer
DATE: May 7, 2004	By:	/s/ JOANNA NIECKARZ
Joanna Nieckarz Chief Financial Officer